Form 10-Q
period 2001-03-31
BELMAR CAPITAL FUND LLC
filed 2001-08-08
CIK 1108991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001
                         Commission File No. 000-1108991
                                             -----------


                             Belmar Capital Fund LLC
                             -----------------------
             (Exact name of registrant as specified in its charter)


      Massachusetts                                      04-3508106
      -------------                                      ----------
(State of organization)                     (I.R.S. Employer Identification No.)


     The Eaton Vance Building
255 State Street, Boston, Massachusetts                                  02109
---------------------------------------                                  -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number:  617-482-8260
                                ------------


                                      None
Former Name, Former Address and Former Fiscal Year, if changed since last report




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

                             Belmar Capital Fund LLC
                                Index to Form 10Q

PART I -        FINANCIAL INFORMATION                                       Page

Item 1.         Condensed Consolidated Financial Statements                    3

                Condensed Consolidated Statements of Assets
                and Liabilities as of March 31, 2001 (unaudited)
                and December 31, 2000                                          3

                Condensed Consolidated Statements of Operations
                (unaudited) For the Three Months Ended March 31,
                2001 and 2000                                                  4

                Condensed Consolidated Statements of Changes in
                Net Assets (unaudited) For the Three Months Ended
                March 31, 2001 and 2000                                        6

                Condensed Consolidated Statements of Cash Flows
                (unaudited) For the Three Months Ended March 31,
                2001 and 2000                                                  7

                Notes to Condensed Consolidated Financial Statements
                as of March 31, 2001 (unaudited)                               9


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           15

Item 3.         Quantitative and Qualitative Disclosures About
                Market Risk                                                   17

PART II -       OTHER INFORMATION

Item 1.         Legal Proceedings                                             22

Item 2.         Changes in Securities and Use of Proceeds                     22

Item 3.         Defaults Upon Senior Securities                               22

Item 4.         Submission of Matters to a Vote of Security Holders           22

Item 5.         Other Information                                             22

Item 6.         Exhibits and Reports                                          22


SIGNATURES                                                                    23

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                  March 31,
                                                                                     2001             December 31,
                                                                                 (Unaudited)              2000
                                                                             --------------------  -------------------
 Assets:
     Investment in Belvedere Capital LLC                                          $2,176,644,308       $2,485,733,611
     Investment in real estate Partnership Preference Units                          607,085,084          578,677,544
     Investment in other real estate                                                 231,425,803          228,933,113
     Short-term investments                                                                    -            4,057,378
                                                                             --------------------  -------------------
                    Total investments                                             $3,015,155,195       $3,297,401,646
                                                                             --------------------  -------------------
     Cash                                                                              1,965,806            2,256,168
     Cash - security deposits                                                            503,059              308,197
     Escrow deposits - restricted                                                     10,429,713           13,785,139
     Dividends receivable                                                              7,847,941            5,337,003
     Accounts receivable and other assets                                              1,526,336            1,371,180
     Deferred expenses                                                                   875,820              882,499
     Prepaid expenses                                                                    397,943              572,818
                                                                             --------------------  -------------------
             Total assets                                                         $3,038,701,813       $3,321,914,650

 Liabilities:
    Loan payable                                                                   $ 613,500,000       $  613,500,000
    Mortgage payable, net of unamortized debt issuance costs                         172,832,195          173,083,255
    Open interest rate swap contracts, at value                                       47,392,105           35,439,158
    Payable for Fund Shares redeemed                                                   2,778,503            3,218,084
    Security deposits                                                                    713,551              740,964
    Swap interest payable                                                                742,027              357,842
    Accrued expenses:
        Interest expense                                                               4,404,662            4,038,348
        Accrued property taxes                                                           876,877            2,614,810
        Other accrued expenses                                                           661,067              590,660
    Other liabilities                                                                  2,393,513            3,054,387
    Minority interest in controlled subsidiaries                                      28,016,751           27,561,714
                                                                             --------------------  -------------------
             Total liabilities                                                     $ 874,311,251        $ 864,199,222
                                                                             --------------------  -------------------
 Net assets                                                                       $2,164,390,562       $2,457,715,428
                                                                             --------------------  -------------------

 Shareholders' Capital
     Shareholders' capital                                                        $2,164,390,562       $2,457,715,428
                                                                             --------------------  -------------------

Shares Outstanding                                                                    24,845,161           25,122,311
                                                                             --------------------  -------------------

Net Asset Value and Redemption Price Per Share                                            $87.12               $97.83
                                                                             --------------------  -------------------

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                               For the period
                                                                               from the start
                                                                                of business,
                                                             Three months         March 17,
                                                                 Ended             2000 to
                                                               March 31,          March 31,
                                                                 2001               2000
                                                           ------------------ ------------------
 Investment Income:
      Dividends allocated from Belvedere Capital
         (net of foreign taxes of $34,559,
          and $7,232, respectively)                               $5,431,721          $ 129,755
      Interest allocated from Belvedere Capital                      976,548             34,986
      Expenses allocated from Belvedere Capital                   (3,518,459)          (158,497)
                                                           ------------------ ------------------
      Net investment income allocated from
          Belvedere Capital                                       $2,889,810         $    6,244
      Dividends from Partnership Preference Units                 14,357,713          2,677,616
      Rental income                                                8,740,392                  -
      Interest                                                       261,213                  -
                                                           ------------------ ------------------
              Total investment income                            $26,249,128         $2,683,860
                                                           ------------------ ------------------

 Expenses:
     Investment advisory and administrative fees                  $1,931,895         $   93,078
     Property management fees                                        351,208                  -
     Distribution and servicing fees                               1,190,864             38,023
     Organization expenses                                                 -            576,851
     Interest expense on credit facility                          10,791,565            535,818
     Interest expense on mortgages                                 3,832,550                  -
     Interest expense on swap contracts                            4,134,679            152,983
     Property and maintenance expenses                             2,973,932                  -
     Property taxes and insurance                                    976,010                  -
     Legal and accounting services                                   287,413            130,478
     Custodian and transfer agent fees                                18,452              3,082
     Loan program structuring expense                                  7,313             13,832
     Amortization of deferred expenses                                 6,678                  -
     Printing and postage                                              3,402                573
     Miscellaneous                                                   374,035                123
                                                           ------------------ ------------------
             Total expenses                                      $26,879,996         $1,544,841
Deduct -
    Reduction of investment adviser and
        administrative fee                                           590,917             26,059
                                                           ------------------ ------------------
Net expenses                                                      26,289,079          1,518,782
                                                           ------------------ ------------------
Net investment income(loss) before minority
    interest in net income of controlled
    subsidiaries                                                     (39,951)         1,165,078
Minority interest in net income of
     controlled subsidiaries                                        (243,400)                 -
                                                           ------------------ ------------------
Net investment income (loss)                                     $  (283,351)        $1,165,078
                                                           ------------------ ------------------

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Cont'd)
(Unaudited)


 Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
      Investment transactions from Belvedere
         Capital (identified cost basis)                         $ 6,985,081         $3,718,052
      Investment transactions in real property                       428,905                  -
                                                           ------------------ ------------------
              Net realized gain                                   $7,413,986         $3,718,052
                                                           ------------------ ------------------
 Change in unrealized appreciation
     (depreciation) -
      Investment in Belvedere Capital (identified
         cost basis)                                           $(290,429,569)        $7,374,246
      Investments in Partnership Preference Units
        (identified cost basis)                                   28,407,540         (6,340,658)
      Interest rate swap contracts                               (11,952,947)          (340,017)
                                                           ------------------ ------------------
      Net change in unrealized
         appreciation (depreciation)                           $(273,974,976)          $693,571
                                                           ------------------ ------------------

      Net realized and unrealized gain (loss)                  $(266,560,990)        $4,411,623
                                                           ------------------ ------------------
 Net increase (decrease) in net assets from
      operations                                               $(266,844,341)        $5,576,701
                                                           ================== ==================

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets   (Unaudited)

                                                                                                For the period
                                                                                                from the start
                                                                                                 of business,
                                                                                                   March 17,
                                                                             Three Months           2000 to
                                                                                 ended             March 31,
                                                                            March 31, 2001           2000
                                                                          -------------------  ------------------
 Increase (Decrease) in Net Assets:
     Net investment income (loss)                                              $   (283,351)         $ 1,165,078
     Net realized gain on investment transactions                                 7,413,986            3,718,052
     Net change in unrealized appreciation (depreciation) of
      investments                                                              (273,974,976)             693,571
                                                                          -------------------  ------------------
            Net increase (decrease) in net assets from operations             $(266,844,341)         $ 5,576,701
                                                                          -------------------  ------------------

 Transactions in Fund Shares -
      Investment securities contributed                                            $       -        $639,306,860
      Less - Selling commissions                                                           -           1,791,393
                                                                          -------------------  ------------------
      Net contributions                                                            $       -        $637,515,467
      Net asset value of Shares redeemed                                        (26,480,525)                   -
                                                                          -------------------  ------------------
            Net increase (decrease) in net assets from Fund Share
               transactions                                                    $(26,480,525)        $637,515,467
                                                                          -------------------  ------------------

 Net increase (decrease) in net assets                                        $(293,324,866)        $643,092,168

 Net assets
    Beginning of period                                                        2,457,715,428             105,000
                                                                          -------------------  ------------------
    End of period                                                             $2,164,390,562        $643,197,168
                                                                          ===================  ==================

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                                       For the period from
                                                                                                      the start of business,
                                                                                     Three months          March 17,
                                                                                         Ended              2000 to
                                                                                       March 31,           March 31,
                                                                                         2001                2000
                                                                                   ------------------  ------------------
Cash Flows From (For) Operating Activities -
Net investment income(loss)                                                               $ (283,351)       $  1,165,078
Adjustments to reconcile net investment income to net
   cash flows used for operating activity-
       Amortization of deferred expenses                                                       6,679                   -
       Amortization of debt issuance costs                                                    82,071                   -
       Net investment income allocated from Belvedere Capital                             (2,889,810)             (6,244)
       Increase in dividends receivable                                                   (2,510,938)         (2,677,616)
       Increase in security deposits                                                        (194,862)                  -
       Increase in deferred costs                                                           (908,475)                  -
       Increase in interest payable for open swap contracts                                  384,185             152,983
       Decrease in escrow deposits                                                         3,355,426                   -
       Decrease in prepaid expenses                                                          174,875                   -
       Increase in accounts receivable and other assets                                     (155,156)                  -
       Decrease in accrued property taxes                                                 (1,737,933)                  -
       Increase (decrease) in accrued interest and operating expenses and
         other liabilities                                                                  (251,566)          1,176,213
       Purchases of Partnership Preference Units                                                   -        (197,651,027)
       Payments for investments in other real property                                   (47,743,118)                  -
       Proceeds from sales of investments in other real property                          49,080,499                   -
       Sales of Partnership Preference Units                                                       -           4,271,468
       Improvements to property                                                           (2,491,053)                  -
       Increase in minority interest                                                               -             103,000
       Net (increase) decrease in investment in Belvedere Capital                          3,040,410          (4,736,988)
       Minority interest in net investment income of
            controlled subsidiary                                                            243,400                   -
       Decrease in short-term investments                                                  4,057,378                   -
                                                                                   --------------------------------------
       Net cash flows from (used for) operating activities                                $1,258,661       $(198,203,133)
Cash Flows From (For) Financing Activities -
       Proceeds from loan                                                                     $    -       $ 200,000,000
       Payment on mortgage                                                                  (333,132)                  -
       Payments on behalf of investors (Selling commissions)                                       -          (1,791,393)
       Capital contributed to controlled subsidiary                                          210,000                   -
       Payments for Fund Shares redeemed                                                  (1,425,891)                  -
                                                                                   --------------------------------------
       Net cash flows from (used for) financing activities                               $(1,549,023)      $ 198,208,607

Net increase (decrease) in cash                                                             (290,362)              5,474

Cash at beginning of period                                                                2,256,168             105,000
                                                                                   ------------------  ------------------
Cash at end of period                                                                     $1,965,806          $  110,474
                                                                                   ==================  ==================

Supplemental Disclosure and Non-cash Investing and
Financing Activities-

       Securities contributed by Shareholders, invested in Belvedere Capital       $            -          $639,306,859
       Change in unrealized appreciation of investments and
           open swap contracts                                                     $ (273,974,976)         $    693,571
       Interest paid for loan                                                      $    9,778,069          $          -
       Interest paid for swap contracts                                            $    3,750,494          $          -
       Interest paid for mortgages                                                 $    3,752,905          $          -
       Market value of securities distributed in payment of redemptions            $   25,494,215          $          -

BELMAR CAPITAL FUND LLC as of March 31, 2001
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 Organization

Belmar Capital Fund LLC (Belmar Capital) is a Delaware limited liability company established to offer diversification and tax-sensitive investment management to persons holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belmar Capital is to achieve long-term, after-tax returns for Shareholders. Belmar Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the state of New York. Belmar Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belmar Capital and Belvedere Capital are directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Capital, Belmar Capital invests in real estate assets including income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly-traded real estate investment trusts (REITs) and an interest in a controlled real property subsidiary.

The  accompanying   condensed  consolidated  financial  statements  include  the accounts of Belmar Capital, Belmar Realty Corporation (BRC) and Bel Alliance Apartments, LLC (Bel Apartments) (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

2 Interim Financial Statements

The condensed consolidated interim financial statements of Belmar Capital and subsidiaries as of March 31, 2001 and March 31, 2000 and for the three months ended March 31, 2001 and for the period from the start of business, March 17, 2000 to March 31, 2000 have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

3 Estate Freeze

Shareholders in the Fund are entitled to restructure their Share interests under what is termed an Estate Freeze Election. Under this election, Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to (i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. The existence of restructured Shares does not adversely affect Shareholders who do not participate in the election nor do the restructured Shares have preferential rights to Shares that have not been restructured. Shareholders who subdivide Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Shares.

The allocation of the Fund's net asset value per Share of $87.12 between Preferred and Common Shares that have been restructured is as follows:

                                                   Per Share Value
                                                 At March 31, 2001
--------------------------- ------------ -- -----------------------
                               Preferred                    Common
Date of Contribution              Shares                    Shares
--------------------------- ------------ -- -----------------------
March 17, 2000                    $87.12                      $0.00
May 16, 2000                       87.12                       0.00
July 19, 2000                      87.12                       0.00


4 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the three months ended March 31, 2001 aggregated $15,060,009 and $43,594,634, respectively, and for the period from the start of business, March 17, 2000, to March 31, 2000 aggregated $644,101,103 and $57,256, respectively. There were no purchases and sales of Partnership Preference Units for the three months ended March 31, 2001. For the period from the start of business, March 17, 2000, to March 31, 2000 purchases and sales of Partnership Preference Units aggregated $197,651,027 and $4,271,468, respectively. For the three months ended March 31, 2001, acquisitions and sales of other real property aggregated $47,743,118 and $49,080,499, respectively. For the period from the start of business, March 17, 2000, to March 31, 2000, there were no acquisitions or sales of other real property.

Purchases and sales of Partnership Preference Units during the period from the start of business, March 17, 2000, to March 31, 2000 include amounts purchased from and sold to other funds sponsored by Eaton Vance Management (EVM).

5 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at March 31, 2001 was $9,248,868,309 representing 54.7% of the Portfolio's net assets and at March 31, 2000 was $8,634,584,697 representing 52.1% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at March 31, 2001 was $2,176,644,308 representing 23.5% of Belvedere Capital's net assets and at March 31, 2000 was $655,142,389, representing 7.6% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2001 totaled $25,944,565, of which $6,408,269 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the period from the start of business, March 17, 2000, to March 31, 2000 totaled $2,180,976, of which $164,741 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2001 totaled $10,657,687, of which $2,627,082 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the period from the start of business, March 17, 2000, to March 31, 2000 totaled
$1,556,802, of which $117,582 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $891,377 for the three months ended March 31, 2001, representing $22,794 of operating expenses and $868,583 of service fees. Belvedere Capital allocated additional expenses to the Fund of $40,915 for the period from the start of business, March 17, 2000, to March 31, 2000, representing $867 of operating expenses and $40,048 of service fees (Note
9).

A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 2001, December 31, 2000 and March 31, 2000 and its operations for the three months ended March 31, 2001, the year ended December 31, 2000 and for the period from the start of business, March 17, 2000, to March 31, 2000 follows:

                                          March 31,            December 31,            March 31,
                                            2001                   2000                   2000
                                    ---------------------- ---------------------- ---------------------
Investments, at value                     $16,937,423,532        $18,318,105,043       $16,564,812,965
Other Assets                                   32,010,878            251,324,504            18,352,819
----------------------------------- ---------------------- ---------------------- ---------------------
Total Assets                              $16,969,434,410        $18,569,429,547       $16,583,165,784
Total Liabilities                              59,756,296            184,360,662             2,651,935
----------------------------------- ---------------------- ---------------------- ---------------------
Net Assets                                $16,909,678,114        $18,385,068,885       $16,580,513,849
=================================== ====================== ====================== =====================
Dividends and interest                      $  48,190,173          $ 189,740,537         $   4,177,154
Investment adviser fee                         19,128,089             73,317,616             2,907,397
Other expenses                                    640,516              2,500,093                73,948
----------------------------------- ---------------------- ---------------------- ---------------------
Total expenses                              $  19,768,605          $  75,817,709         $   2,981,345
----------------------------------- ---------------------- ---------------------- ---------------------
Net investment income                       $  28,421,568          $ 113,922,828         $   1,195,809
Net realized gains                             52,532,750            196,962,539            76,019,447
Net unrealized gains (losses)             (2,205,600,689)            141,360,943           205,178,283
----------------------------------- ---------------------- ---------------------- ---------------------
Net increase (decrease) in net
assets from operations                   $(2,124,646,371)         $  452,246,310         $ 282,393,539
----------------------------------- ---------------------- ---------------------- ---------------------

6 Rental Property

The average occupancy rate for real property held by Bel Apartments, consisting of 5,806 residential units, was approximately 89.0% at March 31, 2001 and approximately 89.8% at December 31, 2000. The value of real property owned by the Fund through Bel Apartments at March 31, 2001 and December 31, 2000 is as follows:


                                            March 31, 2001    December 31, 2000
                                            --------------    -----------------
Land                                           $44,302,798          $44,302,798
Buildings, improvements and other assets       187,123,005          184,630,315
                                            --------------    ------------------
Fair Value                                    $231,425,803         $228,933,113
                                            --------------    ------------------

7 Cancelable Interest Rate Swap Agreements

The Fund has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of March 31, 2001 and December 31, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.

                 Notional                                    Initial                          Unrealized          Unrealized
                  Amount                                     Optional          Final         Depreciation        Depreciation
  Effective       (000's       Fixed        Floating       Termination      Termination      At March 31,    At December 31, 2000
     Date        omitted)      Rate           Rate             Date            Date              2001
--------------- ------------ ---------- ----------------- --------------- ---------------- ----------------- ---------------------
     3/00           $27,500    8.96%    Libor + .40%           3/05            3/30              $2,651,553            $2,090,656
     3/00            19,146    9.09%    Libor + .40%           4/04            3/30               1,638,733             1,275,653
     3/00            43,181    9.20%    Libor + .40%           6/03            3/30               3,061,894             2,349,306
     3/00            21,766    9.24%    Libor + .40%           4/03            3/30               1,472,419             1,131,694
     3/00            38,102    9.11%    Libor + .40%           2/04            3/30               3,147,736             2,441,132
     3/00            20,659    9.13%    Libor + .40%          11/03            3/30               1,613,123             1,242,356
     3/00            23,027    9.05%    Libor + .40%           7/04            3/30               2,046,737             1,599,508
     5/00            10,773    9.54%    Libor + .40%           4/03            3/30                 824,651               664,167
     5/00            12,984    9.50%    Libor + .40%           6/03            3/30               1,044,620               839,556
     5/00             9,608    9.46%    Libor + .40%          11/03            3/30                 866,921               700,422
     5/00            13,274    9.42%    Libor + .40%           2/04            3/30               1,259,517             1,019,736
     5/00            12,063    9.38%    Libor + .40%           4/04            3/30               1,178,634               954,860
     5/00            10,799    9.35%    Libor + .40%           7/04            3/30               1,103,675               896,944
     5/00            41,185    9.31%    Libor + .40%           9/04            3/30               4,293,710             3,490,916
     5/00             7,255    9.26%    Libor + .40%           3/05            3/30                 810,552               663,842
     7/00            22,982    9.17%    Libor + .40%           2/03            3/30               1,391,233             1,050,464
     7/00           $28,305    9.15%    Libor + .40%           4/03            3/30               1,840,297             1,389,085
     7/00            32,404    9.13%    Libor + .40%           6/03            3/30               2,225,300             1,684,599
     7/00             3,383    9.08%    Libor + .40%          11/03            3/30                 258,015               196,831
     7/00            12,062    9.00%    Libor + .40%           2/04            3/30                 942,712               716,644
     7/00            24,622   8.985%    Libor + .40%           4/04            3/30               1,998,321             1,528,127

     7/00             9,184    8.97%    Libor + .40%           7/04            3/30                 783,506               604,506
     7/00            13,454    8.93%    Libor + .40%           9/04            3/30               1,165,570               899,160
     7/00            17,888    8.87%    Libor + .40%           3/05            3/30               1,643,426             1,277,995
     9/00            39,407    7.46%    Libor + .40%            -              9/10               3,696,947             2,741,566
    11/00            11,776    8.34%    Libor + .40%           3/05            3/30                 732,850               354,841
    11/00             2,338    8.41%    Libor + .40%           9/04            3/30                 140,144                66,110
    11/00            23,636    8.48%    Libor + .40%           2/04            3/30               1,292,901               588,364
    11/00            20,264    8.60%    Libor + .40%           6/03            3/30                 996,035               433,793
    11/00            28,629    8.66%    Libor + .40%           2/03            3/30               1,270,373               546,325
--------------- ------------ ---------- ----------------- --------------- ---------------- ----------------- ---------------------
Total                                                                                           $47,392,105           $35,439,158
--------------- ------------ ---------- ----------------- --------------- ---------------- ----------------- ---------------------

8 Debt

A Mortgage - Real property held by Bel Apartments is financed through loans collateralized by its real estate assets, mortgage loan deposit accounts, including all subaccounts thereunder, and an assignment of certain leases and rents. Balances at March 31, 2001 and December 31, 2000, excluding unamortized debt issuance costs, are as follows:

                                                 Monthly Principal
                              Annual                and Interest              Balance at                 Balance at
Maturity Date              Interest Rate               Payment              March 31, 2001           December 31, 2000
-------------              -------------               -------              --------------           -----------------
October 1, 2010                8.56%                 $ 530,376               $ 68,406,619               $ 68,531,692
October 1, 2010                8.54%                   458,550                 59,250,732                 59,359,514
October 1, 2010                8.55%                   299,792                 38,701,718                 38,772,626
September 1, 2027              7.68%                    73,293                  9,955,596                  9,983,964
                                                    ----------               ------------               ------------
                                                    $1,362,011               $176,314,665               $176,647,796
                                                    ----------               ------------               ------------

Scheduled repayments of mortgages, excluding unamortized debt issuance costs, for the years subsequent to March 31, 2001 and December 31, 2000 are as follows:

Years Ending March 31,                   Amount         Years Ending December 31,           Amount
----------------------                   ------         -------------------------           ------
2002                                 $  1,410,942       2001                            $  1,175,020
2003                                    1,527,910       2002                               1,277,787
2004                                    1,662,585       2003                               1,393,907
2005                                    1,809,142       2004                               1,476,894
2006                                    1,968,628       2005                               1,649,899
Thereafter                            167,935,458       Thereafter                       169,674,289
                                     ------------                                       ------------
                                     $176,314,665                                       $176,647,796
                                     ------------                                       ------------

B Credit Facility - The Fund has entered into a revolving securitization facility (the Commercial Paper Facility) of up to $700 million with a special purpose commercial paper issuer (the CP Issuer) and Citicorp North America, Inc., as agent for the CP Issuer. The Commercial Paper Facility is supported by a committed liquidity facility (the Liquidity Facility) provided by Citibank, N.A., under which borrowings may be made for a maximum term of seven years from the Fund's initial closing. The CP Issuer funds advances under the Commercial Paper Facility by issuing highly rated commercial paper notes. On borrowings under the Commercial Paper Facility, the Fund pays a rate of interest equal to the CP Issuer's cost of funding plus a margin and certain fees and expenses.

Interest expense includes a commitment fee of approximately 0.18% per year on the unused portion of the Commercial Paper Facility. In the event that the CP issuer is unable or unwilling to maintain advances to the Fund, it may assign its advances to the providers of the Liquidity Facility. Borrowings under the Liquidity Facility will be at an annual rate of one-month Libor plus 0.75%.

Initial borrowings under the Commercial Paper Facility have been used to purchase qualifying assets, to pay organizational costs and selling expenses of the Fund, and to provide for short-term liquidity needs of the Fund. Additional borrowings under the Commercial Paper Facility may be made in the future for these purposes. At March 31, 2001 and at December 31, 2000, amounts outstanding under the Commercial Paper Facility totaled $613,500,000 and $613,500,000, respectively.

9 Management Fee and Other Transactions with Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of EVM, as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the three months ended March 31, 2001 and for the period from the Fund's start of business, March 17, 2000, to March 31, 2000, the advisory fee applicable to the Portfolio was 0.44% (annualized), of average daily net assets. Belvedere
Capital's allocated portion of the advisory fee was $10,312,208 of which $2,575,524 was allocated to the Fund for the three months ended March 31, 2001, and $1,510,251 of which $113,489 was allocated to the Fund, for the period from the Fund's start of business, March 17, 2000, to March 31, 2000.

In addition, Belmar Capital pays BMR, but for the fee cap described below, a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross assets of Belmar Capital reduced by the portion of the advisory and management fees payable by the Portfolio and BRC that is attributable to the value of the Fund's direct or indirect investment therein. The term "gross assets" with respect to Belmar Capital is defined to include all of Belmar Capital's assets (including Belmar Capital's interest in Belvedere
Capital and Belmar Capital's ratable share of the assets of its controlled subsidiaries), without reduction by any liabilities. BRC pays BMR a monthly management fee at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of BRC. The term "gross assets" with respect to BRC is defined to include all assets of BRC without reduction by any liabilities. The advisory and management fees payable by the Portfolio and BRC in respect of Belmar Capital's direct or indirect investment therein is credited toward Belmar Capital's advisory and administrative fee payment. For the three months ended March 31, 2001 and for the period from the start of business, March 17, 2000, to March 31, 2000, the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $1,931,895 and $93,078, respectively.

EVM and BMR will not receive separate compensation for serving as manager of Belmar Capital and manager of Belvedere Capital, respectively.

As compensation for its services as placement agent, Belmar Capital pays Eaton Vance Distributors, Inc. (EVD) a monthly distribution fee at a rate of 1/120 of 1% (equivalent to 0.10% annually) of Belmar Capital's average daily net assets.

For the three months ended March 31, 2001 and for the period from the start of business, March 17, 2000, to March 31, 2000, Belmar Capital's distribution fees paid or accrued to EVD totaled $590,917 and $26,059, respectively.

Payments to the Eaton Vance organization for investment advisory, management, administration and distribution services made by or in respect of the Fund on a direct or indirect basis are subject to a monthly fee cap at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belmar Capital (as defined above). Payments subject to the monthly fee cap are the distribution fee, Belmar Capital's share of the advisory and management fees paid by the Portfolio, and BRC and Belmar Capital's advisory and administrative fee. BMR has agreed to waive a portion of the monthly advisory and administrative fee otherwise payable by Belmar Capital as necessary to comply with the monthly fee cap. For the three months ended March 31, 2001 and for the period from the start of business, March 17, 2000, to March 31, 2000, BMR has waived $590,917 and $26,059, respectively, of the advisory and administrative fee of Belmar Capital.

Pursuant to a servicing agreement between Belvedere Capital and EVD, Belvedere Capital pays a servicing fee to EVD for providing certain services and information to shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $3,524,790 and $530,248 for the three months ended March 31, 2001 and for the period from the start of business, March 17, 2000, to March 31, 2000, respectively, of which $868,583 and $40,048, respectively, was allocated to Belmar Capital. Pursuant to a servicing agreement between Belmar Capital and EVD, Belmar Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.25% of Belmar Capital's average daily net assets, less Belmar Capital's allocated share of the servicing fee payable by Belvedere Capital. For the three months ended March 31, 2001 and for the period from the start of business, March 17, 2000, to March 31, 2000, the servicing fee paid directly by Belmar Capital totaled $599,947 and $11,964, respectively. Of the amounts allocated to and incurred by the Fund, for the three months ended March 31, 2001, $53,013 was paid to subagents. For the period from the start of business, March 17, 2000, to March 31, 2000, no amounts were paid to subagents.

Bel Apartments indirectly holds real property through four operating partnerships. Each operating partnership has entered into a management agreement with an affiliate of the Bel Apartments minority shareholder. The management agreements provide for a management fee and allows for reimbursement to the manager for all direct expenses incurred by the manager for managing the Bel Apartments properties. For the three months ended March 31, 2001, Bel Apartments paid or accrued property management fees amounting to $351,208. There were no management fees paid or accrued by Bel Apartments for the period from the Fund's start of business, March 17, 2000, to March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Increases and decreases in Belmar Capital Fund LLC's (Belmar Capital) net asset value per share are derived from net investment income, and realized and unrealized gains and losses on Belmar Capital's interest through Belvedere

Capital Fund Company LLC (Belvedere Capital) in Tax-Managed Growth Portfolio (the Portfolio), real estate investments held through its subsidiary Belmar Realty Corporation (BRC) and any direct investments of Belmar Capital. Expenses of Belmar Capital include its pro-rata share of the expenses of Belvedere Capital, and indirectly the Portfolio, as well as the actual and accrued expenses of Belmar Capital and BRC, including its subsidiary, Bel Alliance Apartments, LLC (Bel Apartments). Belmar Capital's most significant expense is interest incurred on borrowings incurred in connection with its real estate investments. Belmar Capital's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of Belvedere Capital, and indirectly, the Portfolio, as well as realized and unrealized gains and losses on investments in real estate through BRC. The realized and unrealized gains and losses on investments have the most significant impact on Belmar Capital's net asset value per share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and Belmar Capital are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of Belmar Capital's investments in income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) held through BRC and its positions in interest rate swap agreements, the performance of Belmar Capital is also affected by movements in interest rates, and particularly, changes in credit spread relationships. On a combined basis, Belmar Capital's Partnership Preference Units and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001

The Fund achieved total return performance of -11.0% for the quarter ended March 31, 2001. This return reflects a decrease in the Fund's net asset value per share from $97.83 to $87.12. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -11.9% over the same period.

During the first quarter of 2001, the U.S. equity market performed poorly. Stock price declines were widespread, and were most severe in the formerly highflying technology and telecom sectors. Biotech and other "aggressive growth" sectors also experienced significant declines in the quarter. Value stocks outperformed growth stocks, and small cap stocks bested large cap stocks. Among the better performers in the quarter were capital goods, industrial, consumer durable and retail stocks that are positioned to benefit from the lowering of short-term interest rates engineered by the Federal Reserve during the quarter. These stocks were, in many cases, trading at very depressed valuations levels at year-end. In this difficult environment, the performance of the Portfolio modestly exceeded that of the overall market. The relative performance of the Fund versus the S&P 500 was aided by the Portfolio's modest outperformance, which can be attributed to the Portfolio's valuation-sensitive investment approach and its underweighting of most of the worst-performing market sectors.

In the fixed income markets, the first quarter saw stable interest rates on benchmark government bonds and stable credit spreads. The series of rate cuts by the Federal Reserve had little impact on the pricing of longer-term fixed income obligations. Changes in valuation of the Fund's holdings of Partnership Preference Units and other real estate investments had a small positive impact on the Fund's performance during the period.

Liquidity and Capital Resources

As of March 31, 2001, Belmar Capital had outstanding borrowings of $613.5 million under a seven-year revolving securitization facility (the "Commercial Paper Facility") with a special purpose commercial paper issuer (the "CP Issuer") and Citicorp North America, Inc. as agent for the CP Issuer. The Commercial Paper Facility is supported by a committed liquidity facility (the "Liquidity Facility") provided by Citibank, N.A., the term of which extends until March 17, 2007. The Fund's obligations under the Commercial Paper Facility and Liquidity Facility (collectively, the "Credit Facility") are secured by a pledge of substantially all of its assets, including BRC common stock and shares of Belvedere Capital held by the Fund. Belmar Capital has available under the Credit Facility $86.5 million in unused loan commitments to meet short-term liquidity needs and for other purposes.

Belmar Capital may redeem shares of Belvedere Capital at any time. Both Belvedere Capital and the Portfolio follow the practice of normally meeting redemptions by distributing securities drawn from the Portfolio. Belvedere Capital and the Portfolio may also meet redemptions by distributing cash. As of March 31, 2001, the Portfolio had cash and short-term investments totaling $380.4 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $150 million line of credit at March 31, 2001, and, as of that date, the net assets of the Portfolio totaled $16,909.7 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of March 31, 2001, restricted securities, which are considered illiquid, constituted 2.7% of the net assets of the Portfolio.

The Partnership Preference Units held by BRC are not registered under the Securities Act of 1933 (the Securities Act) and are subject to substantial restrictions on transfer. As such, they are considered illiquid.

BRC's investments in real estate apart from Partnership Preference Units are also considered illiquid. BRC's investment in Bel Apartments similarly are considered illiquid, and have been structured as an investment of at least ten years (until 2010), at which time a buy/sell mechanism offers liquidity to both BRC and its respective minority shareholder.

Redemptions of Fund shares are met primarily by distributing securities drawn from the Portfolio, although cash may also be distributed. Shareholders generally do not have the right to receive the proceeds of Fund redemptions in cash.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The value of Fund Shares may not increase or may decline. The performance of the Fund fluctuates. There can be no assurance that the performance of the Fund will match that of the United States stock market or that of other equity funds. In managing the Portfolio for long-term, after-tax returns, the Portfolio's investment adviser generally seeks to avoid or minimize sales of securities with large accumulated capital gains, including contributed securities. Such securities constitute a substantial portion of the assets of the Portfolio. Although the Portfolio may utilize certain management strategies in lieu of selling appreciated securities, the Portfolio's, and hence the Fund's, exposure to losses during stock market declines may nonetheless be higher than that of funds that do not follow a general policy of avoiding sales of highly-appreciated securities.

The Portfolio invests in securities issued by foreign companies and the Fund may acquire foreign investments. Foreign investments involve considerations and possible risks not typically associated with investing in the United States. The value of foreign investments to U.S. investors may be adversely affected by changes in currency rates. Foreign brokerage commissions, custody fees and other costs of investing are generally higher than in the United States, and foreign investments may be less liquid, more volatile and more subject to government regulation than in the United States. Foreign investments could be adversely affected by other factors not present in the United States, including expropriation, confiscatory taxation, lack of uniform accounting and auditing standards, armed conflict, and potential difficulty in enforcing contractual obligations.

Risks of Certain Investment Techniques

In managing the Portfolio, the investment adviser may purchase or sell derivative instruments (which derive their value by reference to other securities, indices, instruments, or currencies) to hedge against securities price declines and currency movements and to enhance returns. Such transactions may include, without limitation, the purchase and sale of stock index futures contracts and options on stock index futures; the purchase of put options and the sale of call options on securities held; equity swaps; and the purchase and sale of forward currency exchange contracts and currency futures. The Portfolio may make short sales of securities provided that an equal amount is held of the security sold short (a covered short sale) and may also lend portfolio securities. The use of these investment techniques is a specialized activity that may be considered speculative and which can expose the Fund and the Portfolio to significant risk of loss. Successful use of these investment techniques is subject to the ability and performance of the investment adviser. The Fund's and the Portfolio's ability to meet their investment objectives may be adversely affected by the use of these techniques. The writer of an option or a party to an equity swap may incur losses that substantially exceed the payments, if any, received from a counterparty. Swaps, caps, floors, collars and over-the-counter options are private contracts in which there is also a risk of loss in the event of a default on an obligation to pay by the counterparty. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of the underlying security, index, instrument or currency. In addition, if the Fund or the Portfolio has insufficient cash to meet margin, collateral or settlement requirements, it may have to sell assets to meet such requirements. Alternatively, should the Fund or the Portfolio fail to meet these requirements, the counterparty or broker may liquidate positions of the Fund or the Portfolio. The Portfolio may also have to sell or deliver securities holdings in the event that it is not able to purchase securities on the open market to cover its short positions or to close out or satisfy an exercise notice with respect to options positions it has sold. In any of these cases, such sales may be made at prices or in circumstances that the investment adviser considers unfavorable.

The Portfolio's ability to utilize covered short sales, certain equity swaps and certain equity collar strategies (combining the purchase of a put option and the sale of a call option) as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within thirty days of the end of the Portfolio's taxable year and the underlying appreciated securities position is held unhedged for at least the next sixty days after such hedging transaction is closed. There can be no assurance that counterparties will at all times be willing to enter into covered short sales, interest rate hedges, equity swaps and other derivative instrument transactions on terms satisfactory to the Fund or the Portfolio. The Fund's and the Portfolio's ability to enter into such transactions may also be limited by covenants under the Fund's revolving securitization facility, the federal margin regulations and other laws and regulations. The Portfolio's use of certain investment techniques may be constrained because the Portfolio is a diversified, open-end management investment company registered under the Investment Company Act of 1940 and because other investors in the Portfolio are regulated investment companies under Subchapter M of the Internal Revenue Code. Moreover, the Fund and the Portfolio are subject to restrictions under the federal securities laws on their ability to enter into transactions in respect of securities that are subject to restrictions on transfer pursuant to the Securities Act.

Interest Rate Risk

The Fund's primary exposure to interest rate risk arises from investments in real estate Qualifying Assets that are financed with floating rate bank borrowings. The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on the Issuer's cost of financing plus a margin or one-month LIBOR plus a premium. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings over the term of the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The interest rate swap agreements are valued on an ongoing basis by the investment adviser. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that may be considered speculative and which can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 7 and 8 to the condensed consolidated financial statements.

                                                       Interest Rate Sensitivity
                                          Principal (Notional) Amount by Contractual Maturity
                                                 For the Twelve Months Ended March 31,

                     2002       2003         2004         2005          2006       Thereafter         Total          Fair Value
                    -------- ------------ ------------ ------------ ------------- -------------- ---------------- -----------------
Rate sensitive
liabilities:
-------------------
Long term debt -
variable rate
Credit Facility
                                                                                  613,500,000    613,500,000      613,500,000
Average
 interest rate                                                                        5.21%           5.21%

Rate sensitive
 derivative
 financial
 instruments:
-------------------
Pay fixed/
 Receive
 variable
 interest rate
 swap contracts                                                                    601,656,000     601,656,000      47,392,105
Average
 pay rate                                                                             8.96%           8.96%
Average receive
 rate                                                                                 5.21%           5.21%

Risks of Investing in Qualifying Assets and Leverage

The success of BRC's real estate investments, which consist of Partnership Preference Units and an interest in a real estate joint venture, depends in part on many factors related to the real estate market. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God (whether or not insured against). Partnership Preference Units also depend upon factors relating to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. BRC's investment in a real estate joint venture may be influenced by decisions which the principal minority investor in the real estate joint venture (the
Operating Partner) may make on behalf of the property owned thereby and potential changes in the specific real estate sub-markets in which the properties are located. The debt of the real estate joint venture is fixed-rate, secured by the underlying properties and with limited recourse to BRC. However, changes in interest rates, the availability of financing and other financial conditions can have a material impact on property values and therefore on the value of BRC's equity interest. There can be no assurance that BRC's ownership of real estate investments will be an economic success. Moreover, the success of any real estate joint venture investment depends in large part upon the performance of the Operating Partner. Operating Partners will be subject to substantial conflicts of interest in structuring, operating and winding up the real estate joint ventures. Operating Partners will have an economic incentive to maximize the prices at which they sell properties to real estate joint ventures and to minimize the prices at which they acquire properties from real estate joint ventures. Operating Partners may devote greater attention or more resources to managing their wholly-owned properties than properties held by real estate joint ventures. Future investment opportunities identified by Operating

Partners will more likely be pursued independently, rather than through, the real estate joint ventures. Financial difficulties encountered by Operating Partners in their other businesses may interfere with the operations of real estate joint ventures.

Although intended to add to returns, the borrowing of funds to purchase real estate investments exposes the Fund to the risk that the returns achieved on the real estate investments will be lower than the cost of borrowing to purchase such assets and that the leveraging of the Fund to buy such assets will therefore diminish the returns to be achieved by the Fund as a whole. In addition, there is a risk that the availability of financing will be interrupted at some future time, requiring the Fund to sell assets to repay outstanding borrowings or a portion thereof. It may be necessary to make such sales at unfavorable prices. The Fund's obligations under the Credit Facility are secured by a pledge of its assets. In the event of default, the lender could elect to sell assets of the Fund without regard to consequences of such action for Shareholders. The rights of the lender to receive payments of interest on and repayments of principal of borrowings is senior to the rights of the Shareholders. Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is outstanding an event of default under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions.

The valuations of Partnership Preference Units held by the Fund through its investment in BRC fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities will adversely affect the valuation of the Partnership Preference Units. The ongoing value of BRC's investments in real estate joint ventures will be substantially uncertain. BRC's investments in real estate joint ventures generally will be stated at estimated market value based on independent valuations, assuming an orderly disposition of assets. Detailed investment evaluations will be performed annually and reviewed periodically. Interim valuations will reflect results of operations and distributions, and may be adjusted to reflect significant changes in economic circumstances since the most recent independent evaluation. Fluctuations in the value of real estate investments derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings under the Credit Facility.

Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of real estate investments not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund will cause the performance of the Fund to deviate from the performance of the Portfolio. Over time, the performance of the Fund can be expected to be more volatile than the performance of the Portfolio.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Fund is not aware of any pending legal proceedings to which the Fund is a party or to which its assets are subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:

     (a) Exhibits
     21 List of subsidiaries

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on August 8, 2001.

                                BELMAR CAPITAL FUND LLC
                                (Registrant)

                                By: EATON VANCE MANAGEMENT,
                                    its Manager


                                By:     /s/ James L. O'Connor
                                        ------------------------------
                                        James L. O'Connor
                                        Vice President


                                By:     /s/ William M. Steul
                                        ------------------------------
                                        William M. Steul
                                        Chief Financial Officer

                                  EXHIBIT INDEX


21   List of subsidiaries