Form 10-Q
period 2001-06-30
BELMAR CAPITAL FUND LLC
filed 2001-08-14
CIK 1108991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001
                         Commission File No. 000-1108991
                                             -----------


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
                                ------------


                                      None
                                      ----
Former Name, Former Address and Former Fiscal Year, if changed since last report




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

PART I -        FINANCIAL INFORMATION                                       Page

Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Statements of Assets
                and Liabilities as of June 30, 2001 (Unaudited)
                and December 31, 2000                                          3

                Condensed  Consolidated  Statements of Operations
                (Unaudited) for the Three  Months  Ended  June 30,
                2001 and 2000 and for the Six Months  Ended June 30,
                2001 and for the Period from the Start of Business,
                March 17, 2000 to June 30, 2000                                4


                Condensed  Consolidated  Statements  of  Changes
                in  Net  Assets (Unaudited)  for the Six Months
                Ended June 30,  2001 and for the Period  from the
                Start of  Business,  March 17,  2000 to June 30,2000           6

                Condensed  Consolidated  Statements of Cash Flows
                (Unaudited) for the Six Months  Ended June 30,  2001
                and for the Period  from the Start of Business,
                March 17, 2000 to June 30, 2000                                7

                Notes to Condensed Consolidated Financial Statements
                as of June 30, 2001 (Unaudited)                                9

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 15

Item 3.         Quantitative and Qualitative Disclosures About Market Risk    18

PART  II -      OTHER INFORMATION

Item 1.         Legal Proceedings                                             23

Item 2.         Changes in Securities and Use of Proceeds                     23

Item 3.         Defaults Upon Senior Securities                               23

Item 4.         Submission of Matters to a Vote of Security Holders           23

Item 5.         Other Information                                             23

Item 6.         Exhibits and Reports                                          23


SIGNATURES                                                                    24

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                  June 30,
                                                                                     2001             December 31,
                                                                                 (Unaudited)              2000
                                                                             --------------------  -------------------
 Assets:
     Investment in Belvedere Capital LLC                                          $2,257,536,569       $2,485,733,611
     Investment in real estate Partnership Preference Units                          618,613,820          578,677,544
     Investment in other real estate                                                 233,382,878          228,933,113
     Short-term investments                                                           12,535,573            4,057,378
                                                                             --------------------  -------------------
             Total investments                                                    $3,122,068,840       $3,297,401,646
     Cash                                                                              2,567,026            2,256,168
     Cash - security deposits                                                            572,508              308,197
     Escrow deposits - restricted                                                      8,293,306           13,785,139
     Dividends receivable                                                                      -            5,337,003
     Accounts receivable and other assets                                                413,996            1,371,180
     Deferred expenses                                                                         -              882,499
     Prepaid expenses                                                                    258,787              572,818
                                                                             --------------------  -------------------
             Total assets                                                         $3,134,174,463       $3,321,914,650

 Liabilities:
    Loan payable                                                                  $  613,500,000       $  613,500,000
    Mortgage payable, net of unamortized debt issuance costs                         172,652,742          173,083,255
    Open interest rate swap contracts, at value                                       35,632,170           35,439,158
    Special distributions payable                                                      1,786,192                    -
    Security deposits                                                                    696,691              740,964
    Payable for Fund Shares redeemed                                                           -            3,218,084
    Swap interest payable                                                              1,070,429              357,842
    Accrued expenses:
        Interest expense                                                               4,311,336            4,038,348
        Accrued property taxes                                                         1,473,339            2,614,810
        Other accrued expenses                                                           611,782              590,660
    Other liabilities                                                                  3,713,809            3,054,387
    Minority interest in controlled subsidiary                                        23,108,284           27,561,714
                                                                             --------------------  -------------------
             Total liabilities                                                    $  858,556,774       $  864,199,222
                                                                             --------------------  -------------------
 Net assets                                                                       $2,275,617,689       $2,457,715,428
                                                                             --------------------  -------------------

 Shareholders' Capital
     Shareholders' capital                                                        $2,275,617,689       $2,457,715,428
                                                                             --------------------  -------------------

Shares Outstanding                                                                    24,607,668           25,122,311
                                                                             --------------------  -------------------

Net Asset Value and Redemption Price Per Share                                            $92.48               $97.83
                                                                             --------------------  -------------------

BELMAR CAPITAL FUND LLC
 Condensed Consolidated Statements of                                                                            For the period
 Operations  (Unaudited)                                                                                         from the start
                                                                                                                  of business,
                                                           Three Months      Three Months       Six Months         March 17,
                                                               Ended             Ended             Ended            2000 to
                                                             June 30,          June 30,          June 30,           June 30,
                                                               2001              2000              2001               2000
                                                         -----------------  ---------------- ------------------ -----------------
 Investment Income:
      Dividends allocated from Belvedere Capital
         (net of foreign taxes of $35,921, $13,725,
         $70,480 and $20,957, respectively)                   $ 5,376,228        $1,866,479        $10,807,949       $ 1,996,234
      Interest allocated from Belvedere Capital                   291,411           488,258          1,267,959           523,244
      Expenses allocated from Belvedere Capital                (3,404,806)       (1,279,588)        (6,923,265)       (1,438,085)
                                                         -----------------  ---------------- ------------------ -----------------
      Net investment income allocated from
          Belvedere Capital                                   $ 2,262,833        $1,075,149        $ 5,152,643       $ 1,081,393
      Dividends from Partnership Preference Units               4,992,740         7,202,512         19,350,453         9,880,128
      Rental income                                             8,903,540                 -         17,643,932                 -
      Interest                                                    153,621            14,782            414,834            14,782
                                                         -----------------  ---------------- ------------------ -----------------
              Total investment income                         $16,312,734        $8,292,443        $42,561,862       $10,976,303
                                                         -----------------  ---------------- ------------------ -----------------

 Expenses:
     Investment advisory and administrative fees              $ 1,923,355        $  730,475        $ 3,855,250       $   823,553
     Property management fees                                     341,687                 -            692,895                 -
     Distribution and servicing fees                            1,116,887           423,443          2,307,751           461,466
     Interest expense on credit facility                        8,783,017         4,462,076         19,574,582         4,997,894
     Interest expense on swap contracts                         5,854,066           649,796          9,988,745           802,779
     Interest expense on mortgages                              3,865,228                 -          7,697,778                 -
     Property and maintenance                                   3,241,307                 -          6,215,239                 -
     Property taxes and insurance                                 965,180                 -          1,941,190                 -
     Organization expenses                                              -            60,034                  -           636,885
     Legal and accounting services                                 67,369            15,668            354,782           146,146
     Custodian and transfer agent fees                             36,096            12,599             54,548            15,681
     Loan program structuring expense                              23,062             5,856             30,375            19,688
     Printing and postage                                           3,642            46,752              7,044            47,325
     Miscellaneous                                                 44,302             1,346            425,015             1,469
                                                         -----------------  ---------------- ------------------ -----------------
             Total expenses                                   $26,265,198        $6,408,045        $53,145,194       $ 7,952,886
Deduct -
    Reduction of investment advisory and
        administrative fees                                       557,385           207,091          1,148,302           233,150
                                                          ----------------- ----------------- ----------------- ------------------
Net expenses                                                  $25,707,813        $6,200,954        $51,996,892       $ 7,719,736
                                                          ----------------- ----------------- ----------------- ------------------
Net investment income (loss) before minority
     interest in net income of controlled
     subsidiary                                                (9,395,079)       $2,091,489         (9,435,030)        3,256,567
Minority interest in net income of
     controlled subsidiary                                       (113,488)                -           (356,888)                -
                                                          ----------------- ----------------  ----------------- ------------------
Net investment income (loss)                                  $(9,508,567)       $2,091,489        $(9,791,918)      $ 3,256,567
                                                           ---------------- ----------------- ----------------- ------------------

     Condensed Consolidated Statements of
         Operations (Unaudited) (Continued)

 Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
      Investment transactions from Belvedere
               Capital (identified cost basis)                $(8,367,362)       $4,297,153       $ (1,382,281)        $8,015,205
      Investment transactions in real property                          -                 -            428,905                  -
                                                         -----------------  ---------------- ------------------ -----------------
              Net realized gain (loss)                        $(8,367,362)        $4,297,153       $  (953,376)        $8,015,205
                                                         -----------------  ---------------- ------------------ -----------------
 Change in unrealized appreciation (depreciation) -
      Investment in Belvedere Capital (identified
              cost basis)                                    $127,249,668        $(6,307,621)    $(163,179,901)        $1,066,625
      Investments in Partnership Preference Units
             (identified cost basis)                           11,528,736         12,655,569        39,936,276          6,314,911
      Investment transactions in real property                  2,037,644                  -         2,037,644                  -
      Interest rate swap contracts                             11,759,935         (7,291,065)         (193,012)        (7,631,082)
                                                         -----------------  ---------------- ------------------ -----------------
     Net change in unrealized
            appreciation (depreciation)                      $152,575,983          $(943,117)    $(121,398,993)         $(249,546)
                                                         -----------------  ---------------- ------------------ -----------------

      Net realized and unrealized gain (loss)                $144,208,621         $3,354,036     $(122,352,369)        $7,765,659
                                                         -----------------  ---------------- ------------------ -----------------
Net increase (decrease) in net assets from
            operations                                       $134,700,054         $5,445,525     $(132,144,287)       $11,022,226
                                                         =================  ================ ================== =================

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets   (Unaudited)

                                                                                                 For the period
                                                                                                from the start of
                                                                                                 business, March
                                                                                                       17,
                                                                              Six Months             2000 to
                                                                                 Ended              June 30,
                                                                            June 30, 2001             2000
                                                                          -------------------  --------------------
 Increase (Decrease) in Net Assets
 Net investment income (loss)                                                $   (9,791,918)       $    3,256,567
 Net realized gain (loss) on investment transactions                               (953,376)            8,015,205
 Net change in unrealized appreciation (depreciation) of
         investments                                                           (121,398,993)             (249,546)
                                                                          -------------------  --------------------
 Net increase (decrease) in net assets from operations                        $(132,144,287)       $   11,022,226
                                                                          -------------------  --------------------

 Transactions in Fund shares -
      Investment securities contributed                                       $           -        $1,052,838,866
      Less - Selling commissions                                                          -            (3,080,571)
                                                                          -------------------  --------------------
Net contributions                                                             $           -        $1,049,758,295
Net asset value of Shares redeemed                                              (48,167,260)          (19,726,782)
                                                                          -------------------  --------------------
Net increase (decrease) in net assets from Fund Share transactions             $(48,167,260)       $1,030,031,513
                                                                          -------------------  --------------------
Distributions to Fund Shareholders
     Special distributions to Fund Shareholders                              $   (1,786,192)       $            -
                                                                          -------------------  --------------------
              Total distributions to Fund Shareholders                       $   (1,786,192)       $            -
                                                                          -------------------  --------------------

Net increase (decrease) in net assets                                        $ (182,097,739)       $1,041,053,739

 Net assets
    Beginning of period                                                      $2,457,715,428        $      105,000
                                                                          -------------------  --------------------
    End of period                                                            $2,275,617,689        $1,041,158,739
                                                                          ===================  ====================

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
                                                                                                        For the period
                                                                                                        from the start
                                                                                                         of business,
                                                                                      Six Months          March 17,
                                                                                         Ended              2000 to
                                                                                       June 30,            June 30,
                                                                                         2001                2000
                                                                                   ------------------  ------------------
Cash Flows From (For) Operating Activities -
Net investment income (loss)                                                            $(9,791,918)     $   3,256,567
Adjustments to reconcile net investment income (loss) to
       net cash flows used from (for) operating activities
       Amortization of debt issuance costs                                                  164,138                  -
       Net investment income allocated from Belvedere Capital                            (5,152,643)        (1,081,393)
       (Increase) decrease in dividends receivable                                        5,337,003         (2,586,591)
       Increase in security deposits                                                       (264,311)                 -
       Decrease in escrow deposits                                                        5,491,833                  -
       Decrease in prepaid expenses                                                         314,031                  -
       Decrease in accounts receivable and other assets                                     957,184                  -
       Increase in interest payable for open swap contracts                                 712,587            248,918
       Decrease in accrued property taxes                                                (1,141,471)                 -
       Increase in accrued interest and operating expenses and
              other liabilities                                                             146,049          2,165,360
       Increase in minority interest                                                              -            105,000
       Purchases of Partnership Preference Units                                                  -       (315,591,737)
       Payments for investments in other real property                                  (48,651,593)                 -
       Proceeds from sales of investments in other real property                         49,080,499                  -
       Sales of Partnership Preference Units                                                      -          4,271,468
       Improvements to property                                                          (5,786,731)                 -
       Net (increase) decrease in investment in Belvedere Capital                        21,014,517         (2,588,118)
       Increase in short-term investments                                                (8,478,195)        (2,113,191)
       Minority interest in net investment income of
               controlled subsidiary                                                        356,888                  -
                                                                                   --------------------------------------
       Net cash flows from (used for) operating activities                              $ 4,307,867      $(313,913,717)
Cash Flows From (for) Financing Activities -
       Proceeds from loan                                                               $         -      $ 320,000,000
       Payment on mortgage                                                                 (594,651)                 -
       Contributions from Investment Advisor and Manager                                          -            105,000
       Payments on behalf of investors (selling commissions)                                      -         (3,080,571)
       Capital contributed to controlled subsidiary                                         210,000                  -
       Payments for Fund Shares redeemed                                                 (3,612,358)          (203,316)
                                                                                   --------------------------------------
       Net cash flows from (used for) financing activities                              $(3,997,009)     $ 316,821,113

Net increase in cash                                                                    $   310,858      $   2,907,396

Cash at beginning of period                                                             $ 2,256,168      $           -
                                                                                   ------------------  ------------------
Cash at end of period                                                                   $ 2,567,026      $   2,907,396
                                                                                   ==================  ==================

SUPPLEMENTAL DISCLOSURE AND NON-CASH INVESTING AND FINANCING ACTIVITIES-
       Securities contributed by Fund Shareholders, invested in Belvedere
           Capital                                                                    $           -     $1,052,838,866
       Change in unrealized appreciation (depreciation) of investments and
             open swap contracts                                                      $(121,398,993)    $     (249,546)
       Interest paid for loan                                                         $  17,885,376     $    3,250,998
       Interest paid for mortgages                                                    $   7,577,421     $            -
       Interest paid for swap contracts                                               $   9,276,158     $      553,861
       Market value of securities distributed in payment of redemptions               $  47,772,986     $   19,523,466

BELMAR CAPITAL FUND LLC AS OF JUNE 30, 2001
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1 Organization

Belmar Capital Fund LLC (Belmar Capital) is a Delaware limited liability company established to offer diversification and tax-sensitive investment management to persons holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belmar Capital is to achieve long-term, after-tax returns for Fund Shareholders. Belmar Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the State of New York. Belmar Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belmar Capital and Belvedere Capital are directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Capital, Belmar Capital invests in real estate assets including income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly-traded real estate investment trusts (REITs) and an interest in a controlled real property subsidiary.

The accompanying condensed consolidated financial statements of Belmar Capital include the accounts of Belmar Realty Corporation (BRC) and Bel Alliance
Apartments, LLC (Bel Apartments) (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

2 Interim Financial Statements

The condensed consolidated interim financial statements of Belmar Capital and its subsidiaries as of June 30, 2001 and June 30, 2000 and for the six months ended June 30, 2001 and for the period from the start of business, March 17, 2000 to June 30, 2000 have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10. Results for interim periods are not necessarily indicative of those to be expected for the entire fiscal year.

Reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3 Estate Freeze

Shareholders in the Fund are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to (i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Fund Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. The existence of restructured Fund Shares does not adversely affect Shareholders who do not participate in the election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

The allocation of the Fund's net asset value per Share of $92.48 between Preferred and Common Shares that have been restructured is as follows:

                                              Per Share Value
                                             At June 30, 2001
--------------------------------------------------------------------
                               Preferred                    Common
Date of Contribution              Shares                    Shares
--------------------------------------------------------------------
March 17, 2000                    $92.48                      $0.00
May 16, 2000                       92.48                       0.00
July 19, 2000                      92.48                       0.00

4 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the six months ended June 30, 2001 aggregated $19,373,046 and $88,160,549, respectively, and for the period from the start of business March 17, 2000, to June 30, 2000 aggregated $1,060,633,831 and $24,730,313, respectively. There were no purchases and sales of Partnership Preference Units for the six months ended June 30, 2001. For the period from the start of business, March 17, 2000, to June 30, 2000, purchases and sales of Partnership Preference Units aggregated $315,591,737 and $4,271,468, respectively. For the six months ended June 30, 2001, acquisitions and sales of other real property aggregated $48,651,593 and $49,080,499, respectively. For the period from the start of business March 17, 2000, to June 30, 2000, there were no acquisitions or sales of other real property.

Purchases and sales of Partnership Preference Units during the period from the start of business March 17, 2000, to June 30, 2000 include amounts purchased from and sold to other funds sponsored by Eaton Vance Management (EVM).

5 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at June 30, 2001 was $9,970,047,835 representing 54.6% of the Portfolio's net assets and at June 30, 2000 was $8,894,702,269 representing 52.4% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at June 30, 2001 was $2,257,536,569 representing 22.6% of Belvedere Capital's net assets and at June 30, 2000 was $1,046,066,741 representing 11.8% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2001 totaled $50,467,696, of which $12,075,908 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the period from the start of business March 17, 2000, to June 30, 2000 totaled $25,730,055, of which $2,519,478 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2001 totaled $21,587,638, of which $5,153,314 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the period from the start of business March 17, 2000, to June 30, 2000 totaled $11,256,983, of which $1,071,518 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $1,769,951 for the six months ended June 30, 2001, representing $40,472 of operating expenses and $1,729,479 of service fees. Belvedere Capital allocated additional expenses to the Fund of $366,567 for the period from the start of business March 17, 2000, to June 30, 2000, representing $11,479 of operating expenses and $355,088 of service fees (Note 9).

A summary of the Portfolio's Statement of Assets and Liabilities, at June 30, 2001, December 31, 2000 and June 30, 2000 and its operations for the six months ended June 30, 2001, the year ended December 31, 2000 and for the period from the start of business March 17, 2000, to June 30, 2000 follows:

                                          June 30,             December 31,              June 30,
                                            2001                   2000                    2000
                                     -------------------- ------------------------ ----------------------
 Investments, at value                   $18,239,311,489          $18,318,105,043        $16,968,560,668
 Other Assets                                 19,932,030              251,324,504            129,856,981
 ----------------------------------- -------------------- ------------------------ ----------------------
 Total Assets                            $18,259,243,519          $18,569,429,547        $17,098,417,649
 Total Liabilities                               463,366              184,360,662            122,641,585
 ----------------------------------- -------------------- ------------------------ ----------------------
 Net Assets                              $18,258,780,153          $18,385,068,885        $16,975,776,064
 =================================== ==================== ======================== ======================
 Dividends and interest                    $  93,075,546            $ 189,740,537         $   49,135,637
 ----------------------------------- -------------------- ------------------------ ----------------------
 Investment adviser fee                    $  38,822,203            $  73,317,616         $   20,852,727
 Other expenses                                  959,382                2,500,093                664,059
 ----------------------------------- -------------------- ------------------------ ----------------------
 Total expenses                            $  39,781,585            $  75,817,709         $   21,516,786
 ----------------------------------- -------------------- ------------------------ ----------------------
 Net investment income                     $  53,293,961            $ 113,922,828         $   27,618,851
 Net realized gains                          (12,705,834)             196,962,539            197,496,128
 Net unrealized gains (losses)            (1,238,423,587)             141,360,943             37,352,932
 ----------------------------------- -------------------- ------------------------ ----------------------
 Net increase (decrease) in net
 assets from operations                  $(1,197,835,460)          $  452,246,310          $ 262,467,911
 ----------------------------------- -------------------- ------------------------ ----------------------

6 Rental Property

The average occupancy rate for real property held by Bel Apartments, consisting of 5,806 residential units, was approximately 90% at June 30, 2001 and December 31, 2000. The fair value of real property owned by the Fund through Bel Apartments at June 30, 2001 and December 31, 2000 is as follows:

                                                           June 30, 2001                  December 31, 2000
                                                           -------------                  ------------------
Land                                                         $44,302,798                         $44,302,798
Buildings, improvements and other assets                     189,080,080                         184,630,315
                                                       -----------------            ------------------------
Fair Value                                                  $233,382,878                        $228,933,113
                                                       -----------------            ------------------------

7 Cancelable Interest Rate Swap Agreements

The Fund has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of June 30, 2001 and December 31, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.

                  Notional                                    Initial                              Unrealized       Unrealized
                   Amount                                     Optional            Final           Depreciation     Depreciation
  Effective        (000's      Fixed        Floating        Termination        Termination      At June 30, 2001    At December
     Date         omitted)      Rate          Rate              Date               Date           (Unaudited)        31, 2000
--------------- ------------- --------- ----------------- ----------------- ------------------- ----------------- ----------------
     3/00             27,500   8.96%    Libor + .40%            3/05               3/30               $1,951,661       $2,090,656
     3/00             19,146   9.09%    Libor + .40%            4/04               3/30                1,244,920        1,275,653
     3/00             43,181   9.20%    Libor + .40%            6/03               3/30                2,425,739        2,349,306
     3/00             21,766   9.24%    Libor + .40%            4/03               3/30                1,181,315        1,131,694
     3/00             38,102   9.11%    Libor + .40%            2/04               3/30                2,409,102        2,441,132
     3/00             20,659   9.13%    Libor + .40%           11/03               3/30                1,246,496        1,242,356
     3/00             23,027   9.05%    Libor + .40%            7/04               3/30                1,537,279        1,599,508
     5/00             10,773   9.54%    Libor + .40%            4/03               3/30                  688,637          664,167
     5/00             12,984   9.50%    Libor + .40%            6/03               3/30                  864,028          839,556
     5/00              9,608   9.46%    Libor + .40%           11/03               3/30                  705,278          700,422
     5/00             13,274   9.42%    Libor + .40%            2/04               3/30                1,013,271        1,019,736
     5/00             12,063   9.38%    Libor + .40%            4/04               3/30                  939,440          954,860
     5/00             10,799   9.35%    Libor + .40%            7/04               3/30                  872,795          896,944
     5/00             41,185   9.31%    Libor + .40%            9/04               3/30                3,369,952        3,490,916
     5/00              7,255   9.26%    Libor + .40%            3/05               3/30                  629,748          663,842
     7/00             22,982   9.17%    Libor + .40%            2/03               3/30                1,106,597        1,050,464

     7/00             28,305   9.15%    Libor + .40%            4/03               3/30                1,448,542        1,389,085
     7/00             32,404   9.13%    Libor + .40%            6/03               3/30                1,736,617        1,684,599
     7/00              3,383   9.08%    Libor + .40%           11/03               3/30                  197,049          196,831
     7/00             12,062   9.00%    Libor + .40%            2/04               3/30                  703,148          716,644
     7/00             24,622   8.99%    Libor + .40%            4/04               3/30                1,480,398        1,528,127
     7/00              9,184   8.97%    Libor + .40%            7/04               3/30                  577,136          604,506
     7/00             13,454   8.93%    Libor + .40%            9/04               3/30                  849,712          899,160
     7/00             17,888   8.87%    Libor + .40%            3/05               3/30                1,180,831        1,277,995
     9/00             39,407   7.46%    Libor + .40%             -                 9/10                2,510,676        2,741,566
    11/00             11,776   8.34%    Libor + .40%            3/05               3/30                  410,874          354,841
    11/00              2,338   8.41%    Libor + .40%            9/04               3/30                   81,234           66,110
    11/00             23,636   8.48%    Libor + .40%            2/04               3/30                  774,694          588,364
    11/00             20,264   8.60%    Libor + .40%            6/03               3/30                  643,065          433,793
    11/00             28,629   8.66%    Libor + .40%            2/03               3/30                  851,936          546,325
--------------- ------------- --------- ----------------- ----------------- ------------------- ----------------- ----------------
Total                                                                                                $35,632,170      $35,439,158
--------------- ------------- --------- ----------------- ----------------- ------------------- ----------------- ----------------

8 Debt

A Mortgage - Real property held by Bel Apartments is financed through loans collateralized by its real estate assets, mortgage loan deposit accounts, including all subaccounts thereunder, and an assignment of certain leases and rents. Balances at June 30, 2001 and December 31, 2000, excluding unamortized debt issuance costs, are as follows:

                                                     Monthly
                                                  Principal and
                                     Annual          Interest            Balance at                Balance at
 Maturity Date                    Interest Rate      Payment           June 30, 2001           December 31, 2000
 -------------                    -------------      -------           -------------           -----------------
 October 1, 2010                     8.56%          $ 530,376           $ 68,311,230              $ 68,531,692
 October 1, 2010                     8.54%            458,550             59,167,592                59,359,514
 October 1, 2010                     8.55%            299,792             38,647,582                38,772,626
 September 1, 2027                   7.68%             73,293              9,926,741                 9,983,964
                                                  ---------------     -----------------      ---------------------------
                                                   $1,362,011           $176,053,145              $176,647,796
                                                  ---------------     -----------------      ---------------------------

Scheduled repayments of mortgages, excluding unamortized debt issuance costs, for the years subsequent to June 30, 2001 and December 31, 2000 are as follows:

Years Ending June 30,                 Amount          Years Ending December 31,                          Amount
----------------------                ------          --------------------------                         ------
2002                                 $ 1,438,692      2001                                           $1,175,020
2003                                   1,560,519      2002                                            1,277,787
2004                                   1,698,071      2003                                            1,393,907
2005                                   1,847,758      2004                                            1,476,894
2006                                   2,010,652      2005                                            1,649,899
Thereafter                           167,497,453      Thereafter                                    169,674,289
                                     -----------                                                   ------------
                                    $176,053,145                                                   $176,647,796
                                    ------------                                                   ------------

B Credit Facility - The Fund has entered into a revolving securitization facility (the Commercial Paper Facility) of up to $700 million with a special purpose commercial paper issuer (the CP Issuer) and Citicorp North America, Inc. as agent for the CP Issuer. The Commercial Paper Facility is supported by a committed liquidity facility (the Liquidity Facility) provided by Citibank,

N.A., under which borrowings may be made for a maximum term of seven years from the Fund's initial closing. The CP Issuer funds advances under the Commercial Paper Facility by issuing highly rated commercial paper notes. On borrowings under the Commercial Paper Facility, the Fund pays a rate of interest equal to the CP Issuer's cost of funding plus a margin and certain fees and expenses. Interest expense includes a commitment fee of approximately 0.18% per year on the unused portion of the Commercial Paper Facility. In the event that the CP Issuer is unable or unwilling to maintain advances to the Fund, it may assign its advances to the providers of the Liquidity Facility. Borrowings under the Liquidity Facility will be at an annual rate of one-month Libor plus 0.75%.

Initial borrowings under the Commercial Paper Facility have been used to purchase real estate assets, to pay organizational costs and selling expenses of the Fund, and to provide for short-term liquidity needs of the Fund. Additional borrowings under the Commercial Paper Facility may be made in the future for these purposes. At June 30, 2001 and at December 31, 2000, amount outstanding under the Commercial Paper Facility totaled $613,500,000.

9 Management Fee and Other Transactions with Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of EVM, as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the six months ended June 30, 2001 and for the period from the Fund's start of business March 17, 2000 to June 30, 2000, the advisory fee applicable to the Portfolio was 0.44% (annualized),of average daily net assets. Belvedere
Capital's allocated portion of the advisory fee was $21,066,909 of which $5,037,871 was allocated to the Fund for the six months ended June 30, 2001, and $10,895,682 of which $1,029,707 was allocated to the Fund, for the period from the Fund's start of business, March 17, 2000 to June 30, 2000.

In addition, Belmar Capital pays BMR, but for the fee cap described below, a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross assets of Belmar Capital reduced by the portion of the advisory and management fees payable by the Portfolio and BRC that is attributable to the value of the Fund's direct or indirect investment therein. The term "gross assets" with respect to Belmar Capital is defined to include all of Belmar Capital's assets (including Belmar Capital's interest in Belvedere
Capital and Belmar Capital's ratable share of the assets of its controlled subsidiary), without reduction by any liabilities. BRC pays BMR a monthly management fee at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of BRC. The term "gross assets" with respect to BRC is defined to include all assets of BRC without reduction by any liabilities. The advisory and management fees payable by the Portfolio and BRC in respect of Belmar Capital's direct or indirect investment therein is credited toward Belmar Capital's advisory and administrative fee payment. For the six months ended June 30, 2001 and for the period from the start of business, March 17, 2000 to June 30, 2000, the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $3,855,250 and $823,553, respectively.

EVM and BMR will not receive separate compensation for serving as manager of Belmar Capital and manager of Belvedere Capital, respectively.

As compensation for its services as placement agent, Belmar Capital pays Eaton Vance Distributors, Inc. (EVD) a monthly distribution fee at a rate of 1/120 of 1% (equivalent to 0.10% annually) of Belmar Capital's average daily net assets. For the six months ended June 30, 2001 and for the period from the start of business, March 17, 2000, to June 30, 2000, Belmar Capital's distribution fees paid or accrued to EVD totaled $1,148,302 and $233,150, respectively.

Payments to the Eaton Vance organization for investment advisory, management, administration and distribution services made by or in respect of the Fund on a direct or indirect basis are subject to a monthly fee cap at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belmar Capital (as defined above). Payments subject to the monthly fee cap are the distribution fee, Belmar Capital's share of the advisory and management fees paid by the Portfolio, and BRC and Belmar Capital's advisory and administrative fee. BMR has agreed to waive a portion of the monthly advisory and administrative fee otherwise payable by Belmar Capital as necessary to comply with the monthly fee cap. For the six months ended June 30, 2001, and for the period from the start of business, March 17, 2000, to June 30, 2000, BMR has waived $1,148,302 and $233,150, respectively, of the advisory and administrative fee of Belmar Capital.

Pursuant to a servicing agreement between Belvedere Capital and EVD, Belvedere Capital pays a servicing fee to EVD for providing certain services and information to shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $7,248,420 and $3,753,900 for the six months ended June 30, 2001, and for the period from the start of business, March 17, 2000, to June 30, 2000, respectively, of which $1,729,479 and $355,088, respectively, was allocated to Belmar Capital. Pursuant to a servicing agreement between Belmar Capital and EVD, Belmar Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.25% of Belmar Capital's average daily net assets, less Belmar Capital's allocated share of the servicing fee payable by Belvedere Capital. For the six months ended June 30, 2001, and for the period from the start of business, March 17, 2000, to June 30, 2000, the servicing fee paid directly by Belmar Capital totaled $1,159,449 and $228,316, respectively. Of the amounts allocated to and incurred by the Fund, for the six months ended June 30, 2001, $497,784 was paid to subagents. For the period from the start of business, March 17, 2000, to June 30, 2000, no amounts were paid to subagents.

Bel Apartments indirectly holds real property through its interests in four operating partnerships. Each operating partnership has entered into a management agreement with an affiliate of the Bel Apartments minority shareholder. The management agreements provide for a management fee and allow for reimbursement to the manager for all direct expenses incurred by the manager for managing the Bel Apartments properties. For the six months ended June 30, 2001, Bel Apartments paid or accrued property management fees of $692,895. There were no management fees paid or accrued by Bel Apartments for the period from the Fund's start of business, March 17, 2000, to June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Increases and decreases in Belmar Capital Fund LLC's (the Fund) net asset value per share are derived from net investment income, and realized and unrealized gains and losses on the Fund's interest through Belvedere Capital Fund Company

LLC (Belvedere Capital) in Tax-Managed Growth Portfolio (the Portfolio), real estate investments held through its subsidiary, Belmar Realty Corporation (BRC), and any direct investments of the Fund. Expenses of the Fund include its pro-rata share of the expenses of Belvedere Capital, and indirectly the Portfolio, as well as the actual and accrued expenses of the Fund and BRC, including its subsidiary, Bel Alliance Apartments, LLC (Bel Apartments). The Fund's most significant expense is interest incurred on borrowings incurred in connection with its real estate investments. The Fund's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of Belvedere Capital, and indirectly, the Portfolio, as well as realized and unrealized gains and losses on investments in real estate through BRC. The realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of the Fund's investments in income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) through BRC and its positions in interest rate swap agreements, the performance of the Fund is also affected by movements in interest rates, and particularly, changes in credit spread relationships. On a combined basis, the Fund's Partnership Preference Units and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001 AND THE SIX MONTHS ENDED JUNE 30, 2001

The Fund achieved total return performance of 6.2% for the quarter ended June 30, 2001. This return reflects an increase in the Fund's net asset value per share from $87.12 to $92.48. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of 5.9% over the same period.

During the second quarter of 2001, the U.S. equity market rallied from the lows reached in March. The recovery was uneven, and tailed off toward the end of the quarter. The best performing market sector in the quarter was technology, followed by basic materials and financials. The bounce in technology stocks was driven by aggressive investors making the bet that the bottom in industry fundamentals must be near, though few signs of such a bottoming have emerged. Financial and other interest-sensitive stocks benefited from the continuing activity of the Federal Reserve to lower short-term interest rates. In the first six months of 2001, the benchmark federal funds rate was lowered six times, by a total of 2.75%. Market sentiment also benefited from the June enactment of the Bush Administration's tax relief program. But worries about weakness in the economy and a collapse in corporate profits continued to weigh upon the market.

In this environment of halting recovery, the performance of the Portfolio fell modestly below that of the overall market. The Fund was able to outperform both the Portfolio and the S&P 500 due to the incremental returns derived from the Fund's real estate investments. The U.S. real estate market remains in good balance despite widespread weakness in the general economy.

The Fund achieved total return performance of -5.5% for the six months ended June 30, 2001. This return reflects a decrease in the Fund's net asset value per share from $97.83 to $92.48. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -6.7% over the same period.

During the first half of 2001, the U.S. equity market continued the weak performance pattern prevalent since early 2000. After bottoming in March, the market rallied strongly before tailing off again toward the end of the second quarter. The best performing market sector in the six-month period was consumer cyclicals, and especially retail stocks, which recovered strongly from depressed levels at year-end 2000. The weakest performing market sectors were technology and healthcare. The market suffered from a weakening economic outlook, a collapse in corporate profits and valuation levels that remain high by historical standards. These negative effects were partly mitigated by the continuing activity of the Federal Reserve to lower short-term interest rates. In the first half of 2001, the benchmark federal funds rate was lowered six times, by a total of 2.75%. Market sentiment also benefited from the June enactment of the Bush Administration's tax relief program.

In this period of market weakness and halting recovery, the performance of the Portfolio fell modestly below that of the overall market. The Fund was able to outperform both the Portfolio and the S&P 500 due to the incremental returns derived from the Fund's real estate investments. The U.S. real estate market remains in good balance despite widespread weakness in the general economy.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2001, the Fund had outstanding borrowings of $613.5 million under a seven-year revolving securitization facility (the "Commercial Paper Facility") with a special purpose commercial paper issuer (the "CP Issuer") and Citicorp North America, Inc. as agent for the CP Issuer. The Commercial Paper Facility is supported by a committed liquidity facility (the "Liquidity Facility") provided by Citibank, N.A., the term of which extends until March 17, 2007. The Fund's obligations under the Commercial Paper Facility and Liquidity Facility (collectively, the "Credit Facility") are secured by a pledge of substantially all of its assets, including BRC common stock and shares of Belvedere Capital held by the Fund. Belmar Capital has available under the Credit Facility $86.5 million in unused loan commitments to meet short-term liquidity needs and for other purposes.

The Fund may redeem shares of Belvedere Capital at any time. Both Belvedere Capital and the Portfolio follow the practice of normally meeting redemptions by distributing securities drawn from the Portfolio. Belvedere Capital and the Portfolio may also meet redemptions by distributing cash. As of June 30, 2001, the Portfolio had cash and short-term investments totaling $181.8 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $150 million line of credit at June 30, 2001, and, as of that date, the net assets of the Portfolio totaled $18,258.8 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of June 30, 2001, restricted securities, which are considered illiquid, constituted 2.0% of the net assets of the Portfolio.

The Partnership Preference Units held by BRC are not registered under the Securities Act of 1933 (the Securities Act) and are subject to substantial restrictions on transfer. As such, they are considered illiquid.

BRC's investments in real estate apart from Partnership Preference Units are also considered illiquid. BRC's investment in Bel Apartments similarly is considered illiquid, and has been structured as an investment of at least ten years (until 2010), at which time a buy/sell mechanism offers liquidity to both BRC and its respective minority shareholders.

Redemptions of Fund shares are met primarily by distributing securities drawn from the Portfolio, although cash may also be distributed. Shareholders generally do not have the right to receive the proceeds of Fund redemptions in cash.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------------------------------------------------------------------

The value of Fund shares may not increase or may decline. The performance of the Fund fluctuates. There can be no assurance that the performance of the Fund will match that of the United States stock market or that of other equity funds. In managing the Portfolio for the long-term, after-tax returns, the Portfolio's investment adviser generally seeks to avoid or minimize sales of securities with large accumulated capital gains, including contributed securities. Such securities constitute a substantial portion of the assets of the Portfolio. Although the Portfolio may utilize certain management strategies in lieu of selling appreciated securities, the Portfolio's, and hence the Fund's, exposure to losses during stock market declines may nonetheless be higher than funds that do not follow a general policy of avoiding sales of highly-appreciated securities.

The Portfolio invests in securities issued by foreign companies and the Fund may acquire foreign investments. Foreign investments involve considerations and possible risks not typically associated with investing in the United States. The value of foreign investments to U.S. investors may be adversely affected by changes in currency rates. Foreign brokerage commissions custody fees and other costs of investing are generally higher than in the United States, and foreign investments may be less liquid, more volatile and more subject to government regulation than in the United States. Foreign investments could be adversely affected by other factors not present in the United States, including expropriation, confiscatory taxation, lack of uniform accounting and auditing standards, armed conflict, and potential difficulty in enforcing contractual obligations.

Risks of Certain Investment Techniques
--------------------------------------
In managing the Portfolio, the investment adviser may purchase or sell derivative instruments (which derive their value by reference to other securities, indices, instruments, or currencies) to hedge against securities price declines and currency movements and to enhance returns. Such transactions may include, without limitation, the purchase and sale of stock index futures contracts and options on stock index futures; the purchase of put options and the sale of call options on securities held; equity swaps; and the purchase and sale of forward currency exchange contracts and currency futures. The Portfolio may make short sales of securities provided that an equal amount is held of the security sold short (a covered short sale) and may also lend portfolio securities. The use of these investment techniques is a specialized activity that may be considered speculative and which can expose the Fund and the Portfolio to significant risk of loss. Successful use of these investment techniques is subject to the ability and performance of the investment adviser. The Fund's and the Portfolio's ability to meet their investment objectives may be adversely affected by the use of these techniques. The writer of an option or a party to an equity swap may incur losses that substantially exceed the payments, if any, received from a counterparty. Swaps, caps, floors, collars and over-the-counter options are private contracts in which there is also a risk of loss in the event of a default on an obligation to pay by the counterparty. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of the underlying security, index, instrument or currency. In addition, if the Fund or the Portfolio has insufficient cash to meet margin, collateral or settlement requirements, it may have to sell assets to meet such requirements. Alternatively, should the Fund or the Portfolio fail to meet these requirements, the counterparty or broker may liquidate positions of the Fund or the Portfolio. The Portfolio may also have to sell or deliver securities holdings in the event that it is not able to purchase securities on the open market to cover its short positions or to close out or satisfy an exercise notice with respect to options positions it has sold. In any of these cases, such sales may be made at prices or in circumstances that the investment adviser considers unfavorable.

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

Interest Rate Risk
------------------
The Fund's primary exposure to interest rate risk arises from investments in real estate that are financed with floating rate bank borrowings. The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on the Issuer's cost of financing plus a margin or one-month LIBOR plus a premium. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings over the term of the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value.
Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The interest rate swap agreements are valued on an ongoing basis by the investment adviser. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that may be considered speculative and which can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 7 and 8 to the condensed consolidated financial statements.

                                             Interest Rate Sensitivity
                                Principal (Notional) Amount by Contractual Maturity
                                       For the Twelve Months Ended June 30,

                     2002       2003         2004         2005          2006       Thereafter         Total          Fair Value
                    -------- ------------ ------------ ------------ ------------- -------------- ---------------- -----------------
Rate sensitive
liabilities:
-------------------
Long term debt -
variable rate
Credit Facility                                                                   $613,500,000    $613,500,000      $613,500,000

Average
 interest rate                                                                        4.00%           4.00%

Rate sensitive
 derivative
 financial
 instruments:
-------------------
Pay fixed/
 Receive
 variable
 interest rate
 swap contracts                                                                   $601,656,000    $601,656,000      $(35,632,170)

Average
 pay rate                                                                             8.96%           8.96%
Average receive
 rate                                                                                 4.00%           4.00%

Risks of Investing in Qualifying Assets and Leverage
----------------------------------------------------
The success of BRC's real estate investments, which consist of Partnership Preference Units and an interest in a real estate joint venture (Real Estate Joint Venture), depends in part on many factors related to the real estate market. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God (whether or not insured against). Partnership Preference Units also depend upon factors relating to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. BRC's investment in interests in a Real Estate Joint Venture may be influenced by decisions which the principal minority investor in the Real Estate Joint Venture (the Operating Partner) may make on behalf of the property owned thereby and potential changes in the specific real estate sub-markets in which the properties are located. The debt of the Real Estate Joint Venture is fixed-rate, secured by the underlying properties and with limited recourse to BRC. However, changes in interest rates, the availability of financing and other financial conditions can have a material impact on property values and therefore on the value of BRC's equity interest. There can be no assurance that BRC's ownership of real estate investments will be an economic success. Moreover, the success of the Real Estate Joint Venture investment depends in large part upon the performance of the Operating Partner. The Operating Partner will be subject to substantial conflicts of interest in structuring, operating and winding up the Real Estate Joint Venture. The Operating Partner will have an economic incentive to maximize the prices at which they sell properties to Real Estate Joint Ventures and to minimize the prices at which they acquire properties from Real Estate Joint Ventures. The Operating Partner may devote greater attention or more resources to managing their wholly-owned properties than properties held by Real Estate Joint Ventures. Future investment opportunities identified by the Operating Partner will more likely be pursued independently, rather than through, the Real Estate Joint Venture. Financial difficulties encountered by the Operating Partner in its other businesses may interfere with the operations of the Real Estate Joint Venture.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Fund is not aware of any pending legal proceedings to which the Fund is a party or to which their assets are subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:

     (a) Exhibits

     21  List of subsidiaries

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on August 14, 2001.


                                BELMAR CAPITAL FUND LLC
                                (Registrant)

                                By: EATON VANCE MANAGEMENT,
                                    its Manager


                                By:     /s/ James L. O'Connor
                                        -----------------------------
                                        James L. O'Connor
                                        Vice President



                                By:     /s/ William M. Steul
                                        ------------------------------
                                        William M. Steul
                                        Chief Financial Officer

                                  EXHIBIT INDEX

21   List of subsidiaries