Form 10-Q
period 2001-09-30
BELMAR CAPITAL FUND LLC
filed 2001-11-14
CIK 1108991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001
                         Commission File No. 000-1108991
                                             -----------


                             Belmar Capital Fund LLC
                             -----------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                          04-3508106
       --------                                          ----------
(State of organization)                     (I.R.S. Employer Identification No.)


      The Eaton Vance Building
255 State Street, Boston, Massachusetts                                 02109
---------------------------------------                                 -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number:  617-482-8260
                                ------------


                                      None
                                      ----
Former Name, Former Address and Former Fiscal Year, if changed since last report




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

                             Belmar Capital Fund LLC
                                Index to Form 10Q

PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.   Condensed Consolidated Financial Statements

          Condensed  Consolidated  Statements  of Assets
          and  Liabilities  as of September 30, 2001
          (Unaudited) and December 31, 2000                                    3

          Condensed  Consolidated  Statements of Operations
          (Unaudited) for the Three Months Ended September 30, 2001
          and 2000 and for the Nine Months Ended
          September  30,  2001  and for the  Period  from  the
          Start  of Business, March 17, 2000 to September 30, 2000             4

          Condensed Consolidated Statements of Changes in
          Net Assets (Unaudited) for the Nine Months Ended
          September  30, 2001 and for the Period from the Start
          of Business, March 17, 2000 to September 30, 2000                    6

          Condensed  Consolidated  Statements of Cash Flows
          (Unaudited) for the Nine Months Ended September 30, 2001
          and for the Period from the Start of Business,
          March 17, 2000 to September 30, 2000                                 7

          Notes to Condensed  Consolidated  Financial Statements
          as of September 30, 2001 (Unaudited)                                 9

Item 2.   Management's  Discussion  and  Analysis  of  Financial
          Condition  and Results of Operations                                15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          18

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   23

Item 2.   Changes in Securities and Use of Proceeds                           23

Item 3.   Defaults Upon Senior Securities                                     23

Item 4.   Submission of Matters to a Vote of Security Holders                 23

Item 5.   Other Information                                                   23

Item 6.   Exhibits and Reports                                                23


SIGNATURES                                                                    24

PART I.           FINANCIAL INFORMATION
ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                September 30,
                                                                                     2001             December 31,
                                                                                 (Unaudited)              2000
                                                                             --------------------  -------------------
 Assets:
     Investment in Belvedere Capital LLC                                          $1,927,372,259       $2,485,733,611
     Investment in real estate Partnership Preference Units                          611,066,896          578,677,544
     Investment in other real estate                                                 227,515,786          228,933,113
     Short-term investments                                                            4,588,128            4,057,378
                                                                             --------------------  -------------------
             Total investments                                                    $2,770,543,069       $3,297,401,646
     Cash                                                                              1,259,625            2,256,168
     Cash - security deposits                                                            599,882              308,197
     Escrow deposits - restricted                                                      7,629,253           13,785,139
     Dividends receivable                                                                      -            5,337,003
     Accounts receivable and other assets                                                356,288            1,371,180
     Deferred expenses                                                                         -              882,499
     Prepaid expenses                                                                    105,209              572,818
                                                                             --------------------  -------------------
             Total assets                                                         $2,780,493,326       $3,321,914,650
 Liabilities:
    Loan payable                                                                    $613,500,000         $613,500,000
    Mortgage payable, net of unamortized debt issuance costs                         172,471,116          173,083,255
    Open interest rate swap contracts, at value                                       60,229,312           35,439,158
    Special distributions payable                                                      1,762,555                    -
    Security deposits                                                                    680,126              740,964
    Payable for Fund Shares redeemed                                                           -            3,218,084
    Swap interest payable                                                              1,192,983              357,842
    Accrued expenses:
        Interest expense                                                               3,420,781            4,038,348
        Accrued property taxes                                                         2,258,098            2,614,810
        Other accrued expenses                                                           347,784              590,660
    Other liabilities                                                                  4,117,678            3,054,387
    Minority interest in controlled subsidiary                                        16,655,237           27,561,714
                                                                             --------------------  -------------------
             Total liabilities                                                      $876,635,670        $ 864,199,222
                                                                             --------------------  -------------------
 Net assets                                                                       $1,903,857,656       $2,457,715,428
                                                                             --------------------  -------------------
 Shareholders' Capital
     Shareholders' capital                                                        $1,903,857,656       $2,457,715,428
                                                                             --------------------  -------------------

Shares Outstanding                                                                    24,387,085           25,122,311
                                                                             --------------------  -------------------

Net Asset Value and Redemption Price Per Share                                            $78.07               $97.83
                                                                             --------------------  -------------------

BELMAR CAPITAL FUND LLC
 Condensed Consolidated Statements of
 Operations  (Unaudited)

                                                           Three Months      Three Months       Nine Months      For the Period
                                                               Ended             Ended             Ended             Ended
                                                          September 30,      September 30,     September 30,     September 30,
                                                               2001              2000              2001              2000*
                                                         -----------------  ---------------- ------------------ -----------------
 Investment Income:
      Dividends allocated from Belvedere Capital
         (net of foreign taxes of $50,619, $19,672,
        $121,099 and $40,629, respectively)                   $ 5,568,575       $ 3,155,499       $ 16,376,524       $ 5,151,733
      Interest allocated from Belvedere Capital                   348,045         1,293,291          1,616,004         1,816,535
      Expenses allocated from Belvedere Capital                (3,165,935)       (2,309,196)       (10,089,200)       (3,747,281)
                                                         -----------------  ---------------- ------------------ -----------------
      Net investment income allocated from
          Belvedere Capital                                   $ 2,750,685       $ 2,139,594       $  7,903,328       $ 3,220,987
      Dividends from Partnership Preference Units              14,357,713         4,223,722         33,708,166        14,103,850
      Rental income                                             8,730,936         2,249,832         26,374,868         2,249,832
      Interest                                                     91,404            43,096            506,238            57,878
                                                         -----------------  ---------------- ------------------ -----------------
              Total investment income                         $25,930,738       $ 8,656,244       $ 68,492,600       $19,632,547
                                                         -----------------  ---------------- ------------------ -----------------

 Expenses:
     Investment advisory and administrative fees              $ 1,792,803       $ 1,344,004       $  5,648,053       $ 2,167,557
     Property management fees                                     347,308            86,532          1,040,203            86,532
     Distribution and servicing fees                            1,031,845           758,655          3,339,596         1,220,121
     Interest expense on credit facility                        5,734,510         8,150,435         25,309,092        13,148,329
     Interest expense on swap contracts                         6,732,767         2,146,595         16,721,512         2,949,374
     Interest expense on mortgages                              3,895,241         1,327,215         11,593,019         1,327,215
     Property and maintenance                                   3,378,233           576,047          9,593,472           576,047
     Property taxes and insurance                               1,023,401           235,035          2,964,591           235,035
     Organization expenses                                              -            98,000                  -           734,885
     Legal and accounting services                                160,209           585,959            514,991           732,105
     Amortization of deferred expenses                                  -             1,322                  -             1,322
     Custodian and transfer agent fees                             18,493            18,699             73,041            34,380
     Loan program structuring expense                              16,688            17,062             47,063            36,750
     Printing and postage                                           3,440             3,478             10,484            50,803
     Miscellaneous                                                322,443            10,391            747,458            11,860
                                                         -----------------  ---------------- ------------------ -----------------
             Total expenses                                   $24,457,381       $15,359,429       $ 77,602,575       $23,312,315
Deduct -
    Reduction of investment advisory and
        administrative fees                                       521,117           382,034          1,669,419           615,184
                                                          ----------------- ----------------- ----------------- ------------------
Net expenses                                                  $23,936,264       $14,977,395       $ 75,933,156       $22,697,131
                                                          ----------------- ----------------- ----------------- ------------------
Net investment income (loss) before minority
     interest in net (income) loss of controlled
       subsidiary                                             $ 1,994,474       $(6,321,151)      $ (7,440,556)      $(3,064,584)
Minority interest in net (income) loss of
     controlled subsidiary                                         61,619            98,800           (295,269)           98,800
                                                           ---------------- ----------------- ----------------- ------------------
Net investment income (loss)                                  $ 2,056,093       $(6,222,351)      $ (7,735,825)      $(2,965,784)
                                                           ---------------- ----------------- ----------------- ------------------

*For the period from the start of business, March 17, 2000 to September 30, 2000.

     Condensed Consolidated Statements of
         Operations (Unaudited) (Continued)

                                                           Three Months      Three Months       Nine Months      For the Period
                                                               Ended             Ended             Ended             Ended
                                                          September 30,      September 30,     September 30,     September 30,
                                                               2001              2000              2001              2000*
                                                         -----------------  ---------------- ------------------ -----------------
 Realized and Unrealized Gain (Loss):
 Net realized gain (loss) -
      Investment transactions from Belvedere
               Capital (identified cost basis)             $ (25,715,901)     $(12,837,008)     $ (27,098,182)      $(4,821,803)
      Investment transactions in real property                         -                 -            428,905                 -
                                                       -------------------  ---------------- ------------------ -----------------
               Net realized loss                           $ (25,715,901)     $(12,837,008)     $ (26,669,277)      $(4,821,803)
                                                       -------------------  ---------------- ------------------ -----------------
 Change in unrealized appreciation
              (depreciation) -
      Investment in Belvedere Capital (identified
              cost basis)                                  $(293,367,277)     $ 23,127,237      $(456,547,178)      $24,193,862
      Investments in Partnership Preference Units
             (identified cost basis)                          (7,546,924)       33,465,423         32,389,352        39,780,334
      Investment transactions in real property                (3,486,773)                -         (1,449,129)                -
      Interest rate swap contracts                           (24,597,142)      (11,514,442)       (24,790,154)      (19,145,524)
                                                       -------------------  ---------------- ------------------ -----------------
             Net change in unrealized
             appreciation (depreciation)                   $(328,998,116)     $ 45,078,218      $(450,397,109)      $44,828,672
                                                       ------------------- ----------------- ------------------ -----------------

Net realized and unrealized gain (loss)                    $(354,714,017)     $ 32,241,210      $(477,066,386)      $40,006,869
                                                       ------------------- ----------------  ------------------ -----------------
Net increase (decrease) in net assets from
       operations                                          $(352,657,924)     $ 26,018,859      $(484,802,211)      $37,041,085
                                                        ==================  ================ ================== =================

*For the period from the start of business, March 17, 2000 to September 30, 2000.

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets
(Unaudited)


                                                                             Nine Months         For the Period
                                                                                 Ended                Ended
                                                                            September 30,         September 30,
                                                                                 2001                 2000*
                                                                          -------------------  --------------------
 Increase (Decrease) in Net Assets
 Net investment loss                                                        $   (7,735,825)       $   (2,965,784)
 Net realized loss on investment transactions                                  (26,669,277)           (4,821,803)
 Net change in unrealized appreciation (depreciation) of
         investments                                                          (450,397,109)           44,828,672
                                                                          -------------------  --------------------
 Net increase (decrease) in net assets from operations                      $ (484,802,211)       $   37,041,085
                                                                          -------------------  --------------------

 Transactions in Fund shares -
      Investment securities contributed                                     $            -        $1,998,645,930
      Less - Selling commissions                                                         -            (6,850,614)
                                                                          -------------------  --------------------
 Net contributions                                                          $            -        $1,991,795,316
 Net asset value of Shares redeemed                                            (67,266,788)          (72,983,363)
                                                                          -------------------  --------------------
 Net increase (decrease) in net assets from Fund Share transactions         $  (67,266,788)       $1,918,811,953
                                                                          -------------------  --------------------
 Distributions to Fund Shareholders
     Special distributions to Fund Shareholders                             $   (1,788,773)       $     (744,698)
                                                                          -------------------  --------------------
 Total distributions to Fund Shareholders                                   $   (1,788,773)       $     (744,698)
                                                                          -------------------  --------------------
 Net increase (decrease) in net assets                                      $ (553,857,772)       $1,955,108,340

 Net assets
    Beginning of period                                                     $2,457,715,428              $105,000
                                                                          -------------------  --------------------
    End of period                                                           $1,903,857,656        $1,955,213,340
                                                                          ===================  ====================

*For the period from the start of business, March 17, 2000 to September 30, 2000.

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                      Nine Months        For the Period
                                                                                          Ended              Ended
                                                                                     September 30,       September 30,
                                                                                          2001               2000*
                                                                                   ------------------- ------------------
Cash Flows From (For) Operating Activities -
Net investment loss                                                                      $(7,735,825)     $  (2,965,784)
Adjustments to reconcile net investment loss to
       net cash flows from (for) operating activities
       Amortization of debt issuance costs                                                   239,284              5,128
       Amortization of deferred expenses                                                           -              1,322
       Net investment income allocated from Belvedere Capital                             (7,903,328)        (3,220,987)
       (Increase) decrease in dividends receivable                                         5,337,003             (3,628)
       Increase in security deposits                                                        (291,685)                 -
       (Increase) decrease in escrow deposits                                              6,155,886           (374,630)
       (Increase) decrease in prepaid expenses                                               467,609            (82,926)
       Decrease in accounts receivable and other assets                                    1,014,892            893,708
       Increase in interest payable for open swap contracts                                  835,141            381,476
       Increase (decrease) in accrued property taxes                                        (356,712)         2,115,066
       Increase (decrease) in accrued interest, operating expenses and
              other liabilities                                                             (621,201)         1,635,583
       Increase in minority interest                                                               -            210,000
       Purchases of Partnership Preference Units                                                   -       (479,875,848)
       Payments for investments in other real property                                   (48,651,593)       (40,297,981)
       Cash assumed in connection with acquisition of real estate
           Investments                                                                             -            432,064
       Proceeds from sales of investments in other real property                          49,080,499                  -
       Sales of Partnership Preference Units                                                       -          4,271,468
       Improvements to property                                                           (9,890,177)          (597,794)
       Net decrease in investment in Belvedere Capital                                    16,990,093          5,166,032
       Increase in short-term investments                                                   (530,750)        (2,474,082)
       Minority interest in net income (loss) of
               controlled subsidiary                                                         295,269            (98,800)
                                                                                   --------------------------------------
Net cash flows from (for) operating activities                                           $ 4,434,405      $(514,880,613)
Cash Flows From (For) Financing Activities -
       Proceeds from Credit Facility                                                     $         -      $ 523,500,000
       Payment of mortgages                                                                 (860,582)                 -
       Payments on behalf of investors (selling commissions)                                       -         (6,850,614)
       Capital contributed to controlled subsidiary                                          210,000                  -
       Payments for Fund Shares redeemed                                                  (4,780,366)        (1,065,834)
                                                                                   --------------------------------------
Net cash flows from (for) financing activities                                           $(5,430,948)     $ 515,583,552

Net increase (decrease) in cash                                                          $  (996,543)     $     702,939

Cash at beginning of period                                                              $ 2,256,168      $     105,000
                                                                                   ------------------- ------------------
Cash at end of period                                                                    $ 1,259,625      $     807,939
                                                                                   =================== ==================

*For the period from the start of business, March 17, 2000 to September 30, 2000.

SUPPLEMENTAL DISCLOSURE AND NON-CASH INVESTING AND FINANCING ACTIVITIES-

       Securities contributed by Fund Shareholders, invested in Belvedere
           Capital                                                                     $           -     $1,998,645,930
       Change in unrealized appreciation (depreciation) of investments and
           open swap contracts                                                         $(450,397,109)    $   44,828,672
       Interest paid for Credit Facility                                               $  24,073,532     $    9,686,538
       Interest paid for mortgages                                                     $  11,398,247     $            -
       Interest paid for swap contracts                                                $  15,886,371     $    2,567,898
       Market value of securities distributed in payment of redemptions                $  65,704,506     $   71,917,529

BELMAR CAPITAL FUND LLC AS OF SEPTEMBER 30, 2001
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

2 Interim Financial Statements

The condensed consolidated interim financial statements of Belmar Capital and its subsidiaries as of September 30, 2001 and September 30, 2000 and for the nine months ended September 30, 2001 and for the period from the start of business, March 17, 2000, to September 30, 2000 have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10. Results for interim periods are not necessarily indicative of those to be expected for the entire fiscal year.

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

The allocation of the Fund's net asset value per Share of $78.07 at September 30, 2001 and $97.83 at December 31, 2000, between Preferred and Common Shares that have been restructured is as follows:


                                   Per Share Value                          Per Share Value
                                At September 30, 2001                     At December 31, 2000
 ---------------------- ------------ ---------------------------- ------------- -----------------------

 Date of Contribution      Preferred           Common                 Preferred         Common
                              Shares           Shares                    Shares         Shares
 ---------------------- ------------ ---------------------------- ------------- -----------------------
 March 17, 2000               $78.07            $0.00                    $95.00          $2.83
 May 16, 2000                  78.07             0.00                     94.80          3.03
 July 19, 2000                 78.07             0.00                     97.83          0.00

4 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the nine months ended September 30, 2001 aggregated $39,375,146 and $121,994,466, respectively, and for the period from the start of business March 17, 2000, to September 30, 2000 aggregated $2,013,341,677 and $91,420,420, respectively. There were no purchases and sales of Partnership Preference Units for the nine months ended September 30, 2001. For the period from the start of business, March 17, 2000, to September 30, 2000, purchases and sales of Partnership Preference Units aggregated $479,875,848 and $4,271,468, respectively. For the nine months ended September 30, 2001, acquisitions and sales of other real property aggregated $48,651,593 and $49,080,499, respectively. For the period from the start of business March 17, 2000, to September 30, 2000, acquisitions of other real property totaled $40,297,981.

Purchases and sales of Partnership Preference Units during the period from the start of business, March 17, 2000, to September 30, 2000 include amounts purchased from and sold to other funds sponsored by Eaton Vance Management
(EVM).


5 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at September 30, 2001 was $8,914,385,448 representing 55.5% of the Portfolio's net assets and at September 30, 2000 was $9,826,270,245 representing 53.8% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at September 30, 2001 was $ 1,927,372,259 representing 21.6% of Belvedere Capital's net assets and at September 30, 2000 was $1,944,514,303 representing 19.8% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2001 totaled $77,460,677, of which $17,992,528 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the period from the start of business, March 17, 2000, to September 30, 2000 totaled $52,741,510, of which $6,968,268 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2001 totaled $32,264,414, of which $7,497,753 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the period from the start of business, March 17, 2000, to September 30, 2000 totaled $21,756,301, of which $2,784,751 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $2,591,447 for the nine months ended September 30, 2001, representing $61,007 of operating expenses and $2,530,440 of service fees. Belvedere Capital allocated additional expenses to the Fund of $962,530 for the period from the start of business, March 17, 2000, to September 30, 2000, representing $27,848 of operating expenses and $934,682 of service fees (Note 9).

A summary of the Portfolio's Statement of Assets and Liabilities, at September 30, 2001, December 31, 2000 and September 30, 2000 and its operations for the nine months ended September 30, 2001, the year ended December 31, 2000 and for the period from the start of business, March 17, 2000, to September 30, 2000 follows:

                                       September 30,          December 31,            September 30,
                                           2001                   2000                    2000
                                    -------------------- ------------------------ ----------------------
Investments, at value                   $15,879,363,685          $18,318,105,043        $18,195,602,562
Other assets                                247,862,763              251,324,504            279,625,633
----------------------------------- -------------------- ------------------------ ----------------------

Total Assets                            $16,127,226,448          $18,569,429,547        $18,475,228,195
Total Liabilities                            63,436,483              184,360,662            215,812,049
----------------------------------- -------------------- ------------------------ ----------------------

Net Assets                              $16,063,789,965          $18,385,068,885        $18,259,416,146
=================================== ==================== ======================== ======================
Dividends and interest                    $ 141,895,798            $ 189,740,537          $  99,760,427
----------------------------------- -------------------- ------------------------ ----------------------

Investment adviser fee                    $  57,512,662            $  73,317,616          $  39,987,733
Other expenses                                1,602,705                2,500,093              1,217,629
----------------------------------- -------------------- ------------------------ ----------------------
Total Expenses                            $  59,115,367            $  75,817,709          $  41,205,362
----------------------------------- -------------------- ------------------------ ----------------------

Net investment income                     $  82,780,431            $ 113,922,828          $  58,555,065
Net realized gains (losses)               (226,406,730)              196,962,539             55,162,018
Net unrealized gains (losses)           (3,614,091,583)              141,360,943            395,800,978
----------------------------------- -------------------- ------------------------ ----------------------
Net increase (decrease) in net
assets from operations                 $(3,757,717,882)           $  452,246,310          $ 509,518,061
----------------------------------- -------------------- ------------------------ ----------------------

6 Rental Property

The average occupancy rate for real property held by Bel Apartments, consisting of 5,806 residential units, was approximately 88% at September 30, 2001 and approximately 90% at December 31, 2000. The fair value of real property owned by the Fund through Bel Apartments at September 30, 2001 and December 31, 2000 is as follows:

                                                              September 30, 2001          December 31, 2000
                                                              ------------------          -----------------
Land                                                                 $44,302,798                 $44,302,798
Buildings, improvements and other assets                             183,212,988                 184,630,315
                                                       -------------------------    ------------------------
Fair Value                                                          $227,515,786                $228,933,113
                                                       -------------------------    ------------------------

7 Cancelable Interest Rate Swap Agreements

The Fund has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of September 30, 2001 and December 31, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.

                  Notional                                    Initial                              Unrealized       Unrealized
                   Amount                                     Optional            Final           Depreciation     Depreciation
  Effective        (000's      Fixed        Floating        Termination        Termination        At September      At December
     Date         omitted)      Rate          Rate              Date               Date             30, 2001         31, 2000
--------------- ------------- --------- ----------------- ----------------- ------------------- ----------------- ----------------
     3/00             27,500   8.96%    Libor + .40%            3/05               3/30              $ 3,387,898       $2,090,656
     3/00             19,146   9.09%    Libor + .40%            4/04               3/30                2,083,560        1,275,653
     3/00             43,181   9.20%    Libor + .40%            6/03               3/30                3,710,068        2,349,306
     3/00             21,766   9.24%    Libor + .40%            4/03               3/30                1,751,239        1,131,694
     3/00             38,102   9.11%    Libor + .40%            2/04               3/30                3,933,870        2,441,132
     3/00             20,659   9.13%    Libor + .40%           11/03               3/30                2,003,277        1,242,356
     3/00             23,027   9.05%    Libor + .40%            7/04               3/30                2,584,388        1,599,508
     5/00             10,773   9.54%    Libor + .40%            4/03               3/30                  939,966          664,167
     5/00             12,984   9.50%    Libor + .40%            6/03               3/30                1,214,383          839,556
     5/00              9,608   9.46%    Libor + .40%           11/03               3/30                1,030,901          700,422
     5/00             13,274   9.42%    Libor + .40%            2/04               3/30                1,512,653        1,019,736
     5/00             12,063   9.38%    Libor + .40%            4/04               3/30                1,425,380          954,860
     5/00             10,799   9.35%    Libor + .40%            7/04               3/30                1,341,978          896,944
     5/00             41,185   9.31%    Libor + .40%            9/04               3/30                5,247,734        3,490,916
     5/00              7,255   9.26%    Libor + .40%            3/05               3/30                  996,955          663,842
     7/00             22,982   9.17%    Libor + .40%            2/03               3/30                1,634,088        1,050,464
     7/00             28,305   9.15%    Libor + .40%            4/03               3/30                2,216,192        1,389,085
     7/00             32,404   9.13%    Libor + .40%            6/03               3/30                2,722,793        1,684,599
     7/00              3,383   9.08%    Libor + .40%           11/03               3/30                  322,485          196,831
     7/00             12,062   9.00%    Libor + .40%            2/04               3/30                1,196,761          716,644
     7/00             24,622   8.99%    Libor + .40%            4/04               3/30                2,544,152        1,528,127
     7/00              9,184   8.97%    Libor + .40%            7/04               3/30                  999,856          604,506
     7/00             13,454   8.93%    Libor + .40%            9/04               3/30                1,496,066          899,160
     7/00             17,888   8.87%    Libor + .40%            3/05               3/30                2,124,146        1,277,995
     9/00             39,407   7.46%    Libor + .40%             -                 9/10                5,622,615        2,741,566
    11/00             11,776   8.34%    Libor + .40%            3/05               3/30                1,067,674          354,841
    11/00              2,338   8.41%    Libor + .40%            9/04               3/30                  202,004           66,110
    11/00             23,636   8.48%    Libor + .40%            2/04               3/30                1,849,785          588,364
    11/00             20,625   8.60%    Libor + .40%            6/03               3/30                1,377,062          433,793
    11/00             28,629   8.66%    Libor + .40%            2/03               3/30                1,689,383          546,325
--------------- ------------- --------- ----------------- ----------------- ------------------- ----------------- ----------------
Total                                                                                                $60,229,312      $35,439,158
--------------- ------------- --------- ----------------- ----------------- ------------------- ----------------- ----------------

8 Debt

A Mortgages - Real property held by Bel Apartments is financed through loans collateralized by its real estate assets, mortgage loan deposit accounts, including all subaccounts thereunder, and an assignment of certain leases and rents. Balances at September 30, 2001 and December 31, 2000, excluding unamortized debt issuance costs, are as follows:

                                                  Monthly
                                                Principal and
                               Annual             Interest                  Balance at                     Balance at
Maturity Date              Interest Rate          Payment               September 30, 2001             December 31, 2000
-------------              -------------          -------               ------------------             -----------------
October 1, 2010              8.56%              $ 165,866                  $ 21,297,578                  $ 68,531,692
October 1, 2010              8.54%                458,550                    59,082,515                    59,359,514
October 1, 2010              8.55%                572,100                    73,676,934                    38,772,626
October 1, 2010              8.58%                 92,172                    11,832,920                             -
September 1, 2027            7.68%                 73,293                     9,897,267                     9,983,964
                                           -------------------     -----------------------------    ---------------------------
                                               $1,361,981                  $175,787,214                  $176,647,796
                                           -------------------     -----------------------------    ---------------------------

Scheduled repayments of mortgages, excluding unamortized debt issuance costs, for the years subsequent to September 30, 2001 and December 31, 2000 are as follows:

Years Ending
September 30,                          Amount         Years Ending December 31,                          Amount
--------------                         ------         --------------------------                         ------
2002                                     $ 1,319,038  2001                                           $1,175,020
2003                                       1,432,077  2002                                            1,277,787
2004                                       1,545,646  2003                                            1,393,907
2005                                       1,695,368  2004                                            1,476,894
2006                                       1,844,662  2005                                            1,649,899
Thereafter                               167,950,423  Thereafter                                    169,674,289
                                         -----------                                                -----------
                                        $175,787,214                                               $176,647,796
                                        ------------                                               ------------

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

Initial borrowings under the Commercial Paper Facility have been used to purchase real estate assets, to pay organizational costs and selling expenses of the Fund, and to provide for short-term liquidity needs of the Fund. Additional borrowings under the Commercial Paper Facility may be made in the future for these purposes. At September 30, 2001 and at December 31, 2000, the amount outstanding under the Commercial Paper Facility totaled $613,500,000 and $613,500,000, respectively.

9 Management Fee and Other Transactions with Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of EVM, as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the nine months ended September 30, 2001 and for the period from the Fund's start of business, March 17, 2000, to September 30, 2000, the advisory fee applicable to the Portfolio was 0.43% (annualized), of average daily net assets. Belvedere Capital's allocated portion of the advisory fee was $31,645,569 of which $7,354,396 was allocated to the Fund for the nine months ended September 30, 2001, and $21,104,515 of which $2,709,416 was allocated to the Fund, for the period from the Fund's start of business, March 17, 2000, to September 30, 2000.

In addition, Belmar Capital pays BMR, but for the fee cap described below, a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross assets of Belmar Capital reduced by the portion of the monthly advisory or management fees payable for such month by the Portfolio and BRC that is attributable to the value of the Fund's direct or indirect investment therein (but no such reduction is made to the extent that any such fee or portion thereof has been waived by BMR). The term "gross investment assets" with respect to Belmar Capital is defined to include the current value of all of Belmar Capital's assets (including Belmar Capital's interest in Belvedere Capital and Belmar Capital's ratable share of the assets of its controlled subsidiary), without reduction by any liabilities.

BRC pays BMR a monthly management fee at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of BRC. The term "gross investment assets" with respect to BRC is defined to include the current value of all assets of BRC, including BRC's ratable share of the assets of the assets of its controlled subsidiaries, without reduction by any liabilities. (For this purpose, the assets of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC.) For the nine months ended September 30, 2001 and for the period from the start of business, March 17, 2000 to September 30, 2000, the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $5,648,053 and $2,167,557, respectively.

EVM and BMR do not receive separate compensation for serving as manager of Belmar Capital and manager of Belvedere Capital, respectively.

As compensation for its services as placement agent, Belmar Capital pays Eaton Vance Distributors, Inc. (EVD) a monthly distribution fee at a rate of 1/120 of 1% (equivalent to 0.10% annually) of Belmar Capital's average daily net assets. For the nine months ended September 30, 2001 and for the period from the start of business, March 17, 2000, to September 30, 2000, Belmar Capital's
distribution fees paid or accrued to EVD totaled $1,669,419 and $615,184, respectively.

BMR has agreed to waive a portion of the monthly advisory and administrative fee otherwise payable by Belmar Capital to the extent that such fee, together with the monthly distribution fee payable to EVD, exceeds 1/20th of 1% (equivalent to 0.60% annually) of Belmar Capital's average daily gross investment assets (as defined above) reduced by the portion of the monthly advisory or management fees for such month payable by the Portfolio and BRC that is attributable to the value of the Fund's direct or indirect investments therein (but no reduction shall be made to the extent that any such fee or portion thereof has been waived by BMR). For the nine months ended September 30, 2001, and for the period from the start of business, March 17, 2000, to September 30, 2000, BMR has waived $1,669,419 and $615,184, respectively, of the advisory and administrative fee of Belmar Capital.

Pursuant to a servicing agreement between Belvedere Capital and EVD, Belvedere Capital pays a servicing fee to EVD for providing certain services and information to shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $10,894,221 and $7,298,976 for the nine months ended September 30, 2001, and for the period from the start of business, March 17, 2000, to September 30, 2000, respectively, of which $2,530,440 and $934,682, respectively, was allocated to Belmar Capital. Pursuant to a servicing agreement between Belmar Capital and EVD, Belmar Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.25% of Belmar Capital's average daily net assets, less Belmar Capital's allocated share of the servicing fee payable by Belvedere Capital. For the nine months ended September 30, 2001, and for the period from the start of business, March 17, 2000, to September 30, 2000, the servicing fee paid directly by Belmar Capital totaled $1,670,176 and $604,937, respectively. Of the amounts allocated to and incurred by the Fund, for the nine months ended September 30, 2001, $1,295,208 was paid to subagents. For the period from the start of business, March 17, 2000, to September 30, 2000, no amounts were paid to subagents.

Bel Apartments indirectly holds real property through its interests in six operating partnerships. Each operating partnership has entered into a management agreement with an affiliate of the Bel Apartments minority shareholder. The management agreements provide for a management fee and allow for reimbursement to the manager for all direct expenses incurred by the manager for managing the Bel Apartments properties. For the nine months ended September 30, 2001, and for the period from inception, September 8, 2000 to September 30, 2000, Bel Apartments paid or accrued property management fees of $1,040,203 and $86,532, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Increases and decreases in Belmar Capital Fund LLC's (the Fund) net asset value per share are derived from net investment income or loss, and realized and unrealized gains and losses on the Fund's interest through Belvedere Capital

Fund Company LLC (Belvedere Capital) in Tax-Managed Growth Portfolio (the Portfolio), real estate investments held through its subsidiary, Belmar Realty Corporation (BRC), and any direct investments of the Fund. Expenses of the Fund include its pro-rata share of the expenses of Belvedere Capital, and indirectly the Portfolio, as well as the actual and accrued expenses of the Fund and BRC, including its subsidiary, Bel Alliance Apartments, LLC (Bel Apartments). The Fund's most significant expense is interest incurred on borrowings incurred in connection with its real estate investments. The Fund's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of Belvedere Capital, and indirectly, the Portfolio, as well as realized and unrealized gains and losses on investments in real estate through BRC. The realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of the Fund's real estate investments through BRC and its positions in interest rate swap agreements, the performance of the Fund is also affected by movements in interest rates, and particularly, changes in credit spread relationships. On a combined basis, the Fund's real estate investments and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001

The Fund had total return performance of -15.6% for the quarter ended September 30, 2001. This return reflects a decrease in the Fund's net asset value per share from $92.48 to $78.07. For comparison, the Standard & Poors 500 Index (S&P
500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -14.7% over the same period.

During the third quarter of 2001, the U.S. equity market fell sharply, initially to reflect deteriorating domestic economic conditions and then in response to the events of September 11th. The coordinated actions of the Federal Reserve, the Bush Administration and Congress since September 11th have attempted to maintain orderly and liquid markets and to stimulate the economy. Through the end of September, the S&P 500 rallied by nearly 8% from the lows reached on September 21st.

The relative performance of different market sectors during the third quarter was influenced primarily by investors' initial assessment of the September 11th events. Market leading industries and sectors in the third quarter included aerospace and defense stocks, gold mining stocks and defensive plays such as consumer products, pharmaceuticals, packaged foods and utilities. The quarter's weakest performers included airlines and other travel-related industries, entertainment, consumer durables and specialty retailers. Technology stocks resumed their decline from the highs reached in the first half of 2000. Financial stocks were mixed, with the benefits of declining short-term interest rates largely offset by rising credit concerns.

In this most difficult of environments, the performance of the Portfolio was slightly better than that of the overall market. The Fund underperformed both the Portfolio and the S&P 500 in the quarter. The underperformance was primarily in the month of September and can be attributed to three factors: 1) rising credit spreads impacting the value of the Fund's real estate investments, 2) declining intermediate-term interest rates impacting the Fund's interest rate swap positions and 3) the Fund's slightly leveraged exposure to the Portfolio. Although the U.S. real estate market remains in generally good balance, fallout from the September 11th events will likely have a negative effect.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

The Fund had total return performance of -20.2% for the nine months ended September 30, 2001. This return reflects a decrease in the Fund's net asset value per share from $97.83 to $78.07. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -20.4% over the same period.

During the first nine months of 2001, the U.S. equity market continued the weak performance pattern in place since early 2000. After a strong start in January, the market fell through the balance of the first quarter, rallied into May, and then began a long slide that climaxed in the wake of the September 11th attacks. The best performing industries and sectors in the nine-month period included gold mining, utilities, healthcare services, foods, and tobacco. The weakest performing industries and sectors included airlines, oil and gas drillers, media, and most technology groups. The market suffered from a deteriorating economic outlook, a collapse in corporate profits and, finally, the significant economic and market dislocation and heightened risk sensitivity in the wake of the September 11th events.

In this period of market weakness, the performance of the Portfolio was modestly above that of the overall market. The Fund's performance was between that of the Portfolio and the S&P 500. For the year to date, the Fund's real estate investments and associated interest rate swap agreements have had a slightly negative impact on performance. The U.S. real estate market remains in generally good balance. Fallout from the September 11th events will likely have a negative effect, the full dimensions of which are not yet evident.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Fund had outstanding borrowings of $613.5 million under a seven-year revolving securitization facility (the Commercial Paper Facility) with a special purpose commercial paper issuer (the CP Issuer) and Citicorp North America, Inc. as agent for the CP Issuer. The Commercial Paper Facility is supported by a committed liquidity facility (the Liquidity Facility) provided by Citibank, N.A., the term of which extends until March 17, 2007. The Fund's obligations under the Commercial Paper Facility and Liquidity Facility (collectively, the Credit Facility) are secured by a pledge of substantially all of its assets, including BRC common stock and shares of Belvedere Capital held by the Fund. Belmar Capital has available under the Credit Facility $86.5 million in unused loan commitments to meet short-term liquidity needs and for other purposes.

The Fund may redeem shares of Belvedere Capital at any time. Both Belvedere Capital and the Portfolio follow the practice of normally meeting redemptions by distributing securities drawn from the Portfolio. Belvedere Capital and the Portfolio may also meet redemptions by distributing cash. As of September 30, 2001, the Portfolio had cash and short-term investments totaling $258.5 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $150 million line of credit at September 30, 2001, and, as of that date, the net assets of the Portfolio totaled $16,036.8 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of September 30, 2001, restricted securities, which are considered illiquid, constituted 1.9% of the net assets of the Portfolio.

The Partnership Preference Units held by BRC are not registered under the Securities Act of 1933 (the Securities Act) and are subject to substantial restrictions on transfer. As such, they are considered illiquid. BRC's investments in real estate joint ventures are extremely illiquid. BRC's investment in Bel Apartments has been structured as an investment of at least ten years (until 2010), at which time a buy/sell mechanism offers liquidity to both BRC and its respective minority shareholders.

Redemptions of Fund shares are met primarily by distributing securities drawn from the Portfolio, although cash may also be distributed. Shareholders generally do not have the right to receive the proceeds of Fund redemptions in cash.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a) Quantitative Information About Market Risk

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

                                             Interest Rate Sensitivity
                                Principal (Notional) Amount by Contractual Maturity
                                     For the Twelve Months Ended September 30,

                     2002       2003         2004         2005          2006        Thereafter        Total          Fair Value
                    -------- ------------ ------------ ------------ ------------- --------------- --------------- -----------------
Rate sensitive
liabilities:
-------------------
Long term debt -
variable rate
Credit Facility
                                                                                  $613,500,000    $613,500,000    $613,500,000
Average
 interest rate                                                                        3.20%           3.20%

Rate sensitive
 derivative
 financial
 instruments:
-------------------
Pay fixed/
 Receive
 variable
 interest rate
 swap contracts
                                                                                   $601,656,000    $601,656,000    $(60,229,312)
Average
 pay rate                                                                             8.96%           8.96%
Average receive
 rate                                                                                 3.20%           3.20%

(b) Qualitative Information About Market Risk

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

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:

     (a)       Exhibits

     10(2)(a) Copy of Amendment No. 1 to Management Agreement between Belmar Realty Corporation and Boston Management and Research dated as of January 2, 2001 filed herewith.

     21        List of subsidiaries

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on November 14, 2001.


                                BELMAR CAPITAL FUND LLC
                                (Registrant)

                                By: EATON VANCE MANAGEMENT,
                                    its Manager


                                By:     /s/ James L. O'Connor
                                        ----------------------------------
                                        James L. O'Connor
                                        Vice President


                                By:     /s/ William M. Steul
                                        ----------------------------------
                                        William M. Steul
                                        Chief Financial Officer

                                  EXHIBIT INDEX

10(2)(a) Copy of Amendment No. 1 to Management Agreement between Belmar Realty Corporation and Boston Management and Research dated as of January 2, 2001 filed herewith.


21             List of subsidiaries