Form 10-K
period 2001-12-31
BELMAR CAPITAL FUND LLC
filed 2002-03-27
CIK 1108991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001
                         Commission File No. 000-1108991

                             Belmar Capital Fund LLC
                             -----------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   04-3508106
              --------                      ------------------------------------
       (State of organization)              (I.R.S. Employer Identification No.)

       The Eaton Vance Building
255 State Street, Boston, Massachusetts                     02109
---------------------------------------                     -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number:      617-482-8260
                               ----------------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                            ----------

Securities registered pursuant to Section 12(g) of the Act:

           Limited Liability Company Interests in the Fund ("Shares")
           ----------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of the Shares held by non-affiliates of Registrant, based on the closing net asset value on February 28, 2002 was $2,063,029,317. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the Registrant's manager, its executive officers and directors and persons holding 5% or more of the Registrant's Shares are affiliates.

                           Incorporation by Reference:
                           ---------------------------

     The financial statements contained in Registrant's Form 10 filed with the Securities and Exchange Commission on April 30, 2001 (Accession No. 0000940394-01-500185) have been incorporated into the following Parts of this report: Part II and Part III.

                    The Exhibit Index is located on page 51.

                                     PART I
                                     ------


ITEM 1.  BUSINESS.
------------------

     Belmar Capital Fund LLC (the "Fund") is a Delaware limited liability company organized in 1999 to provide diversification and tax-sensitive investment management to investors who are "qualified purchasers" as defined in
Section 2(a)(51)(A) of the Investment Company Act of 1940, as amended (the "1940 Act"), and the rules thereunder. The Fund commenced its investment operations on March 17, 2000. The Fund conducted no operations prior to that date.

     The Fund seeks to achieve long-term, after-tax returns for qualified purchasers who have invested in the Fund ("Shareholders") by acquiring limited liability company interests ("Shares") in the Fund. The Fund pursues its investment objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the "Portfolio"), a diversified, open-end management investment company registered under the 1940 Act, with net assets of approximately $18.3 billion as of December 31, 2001. The Portfolio was organized in 1995 as successor to the investment operations of Eaton Vance Tax-Managed Growth Fund
1.0 (formerly Capital Exchange Fund), a mutual fund established in 1966 and managed from inception for long-term, after-tax returns. The Fund maintains its indirect investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (the "Company"), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. As of December 31, 2001, the investment assets of the Company consisted exclusively of an interest in the Portfolio with a value of $10.33 billion. As of such date, assets of the Fund invested in the Company totaled $2.13 billion.

     The investment objective of the Portfolio is to achieve long-term, after-tax returns for its investors by investing in a diversified portfolio of equity securities. The Portfolio emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Under normal market conditions, the Portfolio invests at least 65% of its assets in common stocks. Although the Portfolio may also invest in investment-grade preferred stocks and debt securities, purchases of such securities are normally limited to securities convertible into common stocks and temporary investments in short-term notes and government obligations. During periods in which the investment adviser to the Portfolio believes that returns on common stock investments may be unfavorable, the Portfolio may invest a portion of its assets in U.S. government obligations and high quality short-term notes. The Portfolio's holdings represent a number of different industries. Not more than 25% of the Portfolio's assets may be invested in the securities of issuers having their principal business activity in the same industry, determined as of the time of acquisition of any such securities.

     In its operations, the Portfolio seeks to achieve long-term, after-tax returns in part by minimizing the taxes incurred by investors in the Portfolio in connection with the Portfolio's investment income and realized capital gains. Taxes on investment income are minimized by investing primarily in lower-yielding securities. Taxes on realized capital gains are minimized by avoiding or minimizing the sale of securities holdings with large accumulated capital gains. The Portfolio seeks to invest in a broadly diversified portfolio of stocks and to invest primarily in established companies with characteristics of above-average growth, predictability and stability that are acquired with the expectation of being held for a period of years. The Portfolio generally seeks to avoid realizing short-term capital gains. When a decision is made to sell a particular appreciated security, the Portfolio will select for sale the share lots resulting in the most favorable tax treatment, generally those with holding periods sufficient to qualify for long-term capital gains treatment that have the highest cost basis. The Portfolio may, when deemed prudent by its investment adviser, sell securities to realize capital losses that can be used to offset realized gains.

     To protect against price declines in securities holdings with large accumulated capital gains, the Portfolio may use various investment techniques, including, but not limited to, the purchase of put options on securities held, equity collars (combining the purchase of a put option and the sale of a call option), equity swaps, covered short sales, and the sale of stock index futures contracts. By using these techniques rather than selling such securities, the Portfolio can reduce its exposure to price declines in the securities without realizing substantial capital gains under current tax law. The Portfolio's ability to utilize covered short sales, certain equity swaps and certain equity collar strategies as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within thirty days after the end of the Portfolio's taxable year and the underlying appreciated securities position is held unhedged for at least the next sixty days after such hedging transaction is closed. The use of these investment techniques may require the Portfolio to commit or make available cash and, therefore, may not be available at such times as the Portfolio has limited holdings of cash.

     Separate from its investment in the Portfolio through the Company, the Fund invests through its subsidiary, Belmar Realty Corporation ("BRC"), in a portfolio of income-producing preferred equity interests in real estate operating partnerships generally affiliated with real estate investment trusts ("REITs") that are publicly traded ("Partnership Preference Units") and interests in real estate joint ventures ("Real Estate Joint Ventures") (collectively, "real estate investments"). BRC may make other types of real estate investments, such as interests in real properties subject to long-term leases. BRC may purchase real estate investments from, and sell them to, other investment funds sponsored by the Eaton Vance organization and REIT subsidiaries thereof.

     Each issue of Partnership Preference Units held by BRC pays, or is expected to pay, regular quarterly dividends at fixed rates. None of the issues of Partnership Preference Units is or will be registered under the Securities Act of 1933, as amended (the "Securities Act"), and each issue is thus subject to restrictions on transfer. BRC invests in Partnership Preference Units of issuers whose preferred equity or senior debt securities have been deemed by BRC's investment adviser to be of investment-grade quality at the time of purchase. Each Real Estate Joint Venture in which BRC invests will be majority owned by BRC. The principal minority investor in each Real Estate Joint Venture (the "Operating Partner") will own a substantial interest therein and will provide the day-to-day operating management of the Real Estate Joint Venture, subject to the oversight of a board of directors controlled by BRC. Operating Partners may include publicly-traded REITs or their affiliates, as well as private real estate operating companies. It is expected that each Real Estate Joint Venture entered by BRC will be structured as described below. The property owned by each Real Estate Joint Venture is expected to be primarily multi-family residential properties, but may include other types of properties.

     At December 31, 2001, BRC owned a controlling interest in one Real Estate Joint Venture. The assets of the Real Estate Joint Venture consist primarily of multi-family residential properties acquired from or in conjunction with the Operating Partner. Real Estate Joint Venture distributable cash flows are allocated such that BRC: 1) holds a priority position versus the Operating Partner with respect to a fixed annual preferred return; and 2) participates on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of BRC and a subordinated preferred return of the Operating Partner. The Real Estate Joint Venture includes a buy/sell provision that can be activated by either BRC or the Operating Partner after a fixed period of years. Financing for the Real Estate Joint Venture consists primarily of fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture that generally are without recourse to BRC and the Fund. Equity capital also was invested in the Real Estate Joint Venture by BRC and the Operating Partner thereof. BRC's equity in the Real Estate Joint Venture was acquired using the proceeds of Fund borrowings. For a description of BRC's real estate joint venture, see Item 2 below.

     BRC is a Delaware corporation that operates in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code (the "Code"). As a REIT, BRC generally is not subject to federal income tax on that portion of its ordinary income or taxable gain that it distributes to its stockholders each year. The Fund owns 100% of the common stock issued by BRC, and intends to hold all of BRC's common stock at all times. Additionally, at December 31, 2001, 2,100 shares of Class A preferred stock were outstanding. The preferred stock is owned by approximately 105 charitable organizations. As at December 31, 2001, assets of the Fund invested in BRC totaled $639.9 million.

     The Fund's investments in real estate through BRC are financed using borrowings under a seven-year revolving securitization facility (the "Commercial Paper Facility") of up to $700 million with a special purpose commercial paper issuer (the "CP Issuer") and Citicorp North America, Inc. as agent for the CP Issuer. The Commercial Paper Facility is supported by a committed liquidity facility (the "Liquidity Facility") provided by Citibank, N.A., under which borrowings may be made for a maximum term of seven years from the Fund's initial closing (held on March 17, 2000). On borrowings under the Commercial Paper Facility, the Fund pays a rate of interest equal to the CP Issuer's cost of commercial paper funding plus a margin and certain fees and expenses. Based upon the CP Issuer's historical cost of funding, it is expected that borrowings under the Commercial Paper Facility will be at an annual rate of approximately one-month LIBOR plus 0.40%. The Fund also pays a commitment fee of approximately 0.18% per year on the unused portion of the Commercial Paper Facility. In the event that the CP Issuer is unable or unwilling to maintain advances to the Fund, it may assign its advances to the providers of the Liquidity Facility. Borrowings under the Liquidity Facility will be at an annual rate of one-month LIBOR plus 0.75%. The Fund's obligations under the Commercial Paper Facility and Liquidity Facility (collectively, the "Credit Facility") are secured by a pledge of substantially all of its assets, including BRC common stock and shares of the Company held by the Fund. As of December 31, 2001, outstanding borrowings under the Credit Facility totaled $613.5 million, and the unused loan commitment amount was $86.5 million.

     The Fund has entered into cancelable interest rate swap agreements (the "swap agreements") with Merrill Lynch Capital Services, Inc. ("MLCS"), to lock in a positive spread between the distributions expected from BRC's equity in its real estate investments and the interest cost of the associated Fund borrowings under the Credit Facility. The swap agreements are valued on an ongoing basis by the Fund's investment adviser. Fluctuations in the value of the real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) are not offset by changes in the value of the swap agreements. The Fund has the right to terminate the swap agreements beginning in 2003, generally at dates corresponding approximately to the initial call dates of the Partnership Preference Units held by BRC. MLCS is a secured party under the Credit Facility. The obligations of MLCS under the arrangements are supported by the guarantee of Merrill Lynch & Co., Inc.

     In addition to its investment in the Portfolio through the Company and its investment in BRC, the Fund may invest directly in traded physical commodities (other than precious metals) and certain other types of assets that are not securities.

     The Fund issued Shares to Shareholders at closings taking place on March 17, 2000, May 16, 2000, July 19, 2000, September 27, 2000, and November 29,
2000. At the five closings, an aggregate of 25,888,893 Shares were issued in exchange for Shareholder contributions totaling $2,605 million. All Shareholder contributions (other than contributions by the Fund's Manager) were made in the form of securities. At each closing, all of the securities contributed by Shareholders were exchanged by the Fund into the Company for shares of the Company. Immediately thereafter, all of such securities were exchanged by the Company into the Portfolio for an interest in the Portfolio.

     Shares of the Fund were privately offered and sold only to "accredited investors" as defined in Rule 501(a) under the Securities Act who were "qualified purchasers" (as defined in Section 2(a)(51)(A) of the 1940 Act). The offering was conducted by Eaton Vance Distributors, Inc. ("EVD") as placement agent and by certain subagents appointed by EVD in reliance upon the exemption from registration provided by Rule 506 under the Securities Act.

     The Fund discontinued its private offering on November 29, 2000.

     The Fund has no officers or employees, inasmuch as its business affairs are conducted by its Manager, Eaton Vance Management ("EVM"), a Massachusetts business trust with offices at The Eaton Vance Building, 255 State Street, Boston, Massachusetts 02109, and its investment operations are conducted by its investment adviser, Boston Management and Research, a wholly-owned subsidiary of EVM.

ITEM 2.  PROPERTIES.
--------------------

     The Fund does not own any physical properties, other than indirectly as a result of BRC's investments in Partnership Preference Units and BRC's controlled subsidiary. At December 31, 2001, in addition to investments in Partnership Preference Units, BRC owned a majority interest in Bel Alliance Apartments, LLC, which owns 20 multi-family residential properties in nine states (Texas, Virginia, Tennessee, South Carolina, Missouri, Nevada, Georgia, North Carolina and Florida).

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

     Although in the ordinary course of business, the Fund, BRC or the real estate investments in which BRC has equity interests may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which the Fund or BRC is a party or of which any of BRC's real estate investments is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     No items were submitted to a vote of security holders during the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR THE FUND'S SHARES AND RELATED SHAREHOLDER MATTERS.
----------------------------------------------------------------------

     (a) Market Information, Restrictions on Transfer of Shares and Redemption of Shares.

     There is no established public trading market for the Shares of the Fund, and the transfer of Shares is severely restricted by the Operating Agreement of the Fund.

     Other than transfer to the Fund in a redemption, transfers of Shares are expressly prohibited without the consent of EVM, which consent may be withheld in its sole discretion for any reason or for no reason. The Shares have not been and will not be registered under the Securities Act, and may not be resold unless an exemption from such registration is available. Shareholders have no right to require registration of the Shares and the Fund does not intend to register the Shares under the Securities Act or take any action to cause an exemption (whether pursuant to Rule 144 of the Securities Act or otherwise) to be available. The Fund is not and will not be registered under the 1940 Act, and no transfer of Shares may be made that would, in the opinion of counsel to the Fund, result in the Fund being required to be registered under the 1940 Act. In addition, no transfer of Shares may be made unless, in the opinion of counsel for the Fund, such transfer would not result in termination of the Fund for purposes of Section 708 of the Code or result in the classification of the Fund as an association or a publicly traded partnership taxable as a corporation under the Code. In no event shall all or any part of a Shareholder's Shares be assigned to a minor or an incompetent, unless in trust for the benefit of such person. Shares may be sold, transferred, assigned or otherwise disposed of by a Shareholder only if, in the opinion of counsel, such transfer, assignment or disposition would not violate federal securities or state securities or "blue sky" laws (including investor qualification standards).

     Shares of the Fund generally may be redeemed on any business day. Redemptions of Shares held for at least three years will be met at net asset value. Shares redeemed within three years of issuance are generally subject to a redemption fee equal to 1% of the net asset value of the Shares redeemed. See
Item 13 below. The Fund meets redemption requests principally by distributing securities drawn from the Portfolio, but may also distribute cash. If requested by a redeeming Shareholder, the Fund will meet a redemption request by distributing securities that were contributed by the redeeming Shareholder, provided that such securities are held in the Portfolio at the time of redemption. The securities contributed by a Shareholder will not be distributed to any other Shareholder in the Fund (or to any other investor in the Company or the Portfolio) during the first seven years following their contribution. A shareholder redemption request within seven years of a contribution of securities by such Shareholder will ordinarily be met by distributing securities that were contributed by such Shareholder, prior to distributing to such Shareholder any other securities held in the Portfolio. Securities contributed by a Shareholder may be distributed to other Shareholders in the Fund (or to other investors in the Company or the Portfolio) after a holding period of at least seven years and, if so distributed, would not be available to meet subsequent redemption requests made by the contributing Shareholder. If requested by a redeeming Shareholder making a redemption of at least $1 million occurring more than seven years after such Shareholder's admission to the Fund, the Fund will generally distribute to the redeeming Shareholder a diversified basket of securities representing a range of industry groups that is drawn from the Portfolio, but the selection of individual securities would be made by BMR in its sole discretion. No Partnership Preference Units or other real estate investments held by BRC will be distributed to meet a redemption request, and "restricted securities" will be distributed only to the Shareholder who contributed such securities or such Shareholder's successor in interest. Other than as set forth above, the allocation of each redemption between securities and cash and the selection of securities to be distributed will be at the sole discretion of BMR. Distributed securities may include securities contributed by Shareholders as well as other readily marketable securities held in the Portfolio. The value of securities and cash distributed to meet a redemption will equal the net asset value of the number of Shares being redeemed less the applicable redemption fee, if any. The Fund's Credit Facility prohibits the Fund from honoring redemption requests while there is outstanding an event of default under the Credit Facility.

     The Fund may compulsorily redeem all or a portion of the Shares of a Shareholder if the Fund has determined that such redemption is necessary or appropriate to avoid registration of the Fund or the Company under the 1940 Act, to avoid adverse tax or other consequences to the Portfolio, the Company, the Fund or the Shareholders, or to discharge such Shareholder's obligation to reimburse the Fund for state taxes paid by the Fund on behalf of the Shareholder and accrued interest thereon. No redemption fee is payable in the event of a compulsory redemption.

     Subject to the consent of the Manager, a Shareholder may make an estate freeze election pursuant to which all or a portion of such Shareholder's Shares will be divided into Preferred Shares and Common Shares ("Estate Freeze Shares"). Such division will be made in accordance with the terms of the LLC Agreement. Estate Freeze Shares are not transferable without the consent of the Fund's Manager and have no daily redemption rights or voting or consent rights.

     The high and low net asset values per Share of the Fund during each full quarterly period from the Fund's inception through the fiscal year ended December 31, 2001 are as follows:

     Quarter Ended               High                Low
     -------------               ----                ---
        12/31/01                $ 88.73             $77.55
         9/30/01                $ 93.07             $71.34
         6/30/01                $ 98.30             $82.56
         3/31/01                $100.21             $83.53
        12/31/00                $103.11             $93.56
         9/30/00                $106.55             $98.08
         6/30/00                $102.81             $90.86

     There are no outstanding options or warrants to purchase, or securities convertible into, Shares of the Fund. Shares of the Fund cannot be sold pursuant to Rule 144 under the Securities Act, and the Fund does not propose to publicly offer any of its Shares at any time.

     (b)  Record Holders of Shares of the Fund.

     As of February 28, 2002, there were 801 record holders of Shares of the Fund.

     (c)  Distributions.

     Except as provided in the next paragraph, the Fund intends to make annual income distributions approximately equal to the amount of its net investment income, if any, and annual capital gains distributions equal to approximately 22% of the amount of its net realized capital gains, if any, other than precontribution gain allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event involving a security contributed by such Shareholder. In addition, whenever a distribution in respect of a
precontribution   gain  is  made,  the  Fund  intends  to  make  a  supplemental distribution generally equal to approximately 6% of the allocated precontribution gain or such other percentage as deemed appropriate to compensate Shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and supplemental distributions. The Fund's distribution rates with respect to realized gains may be adjusted at a future time to reflect changes in the effective maximum marginal individual federal tax rate applicable to long-term capital gains. Shareholder distributions with respect to net investment income and realized post-contribution gains will be made pro rata in proportion to the number of Shares held as of the record date of the distribution. Distributions that are made in respect of realized precontribution gains and the associated supplemental distributions will be made solely to the Shareholders to whom such gain is allocated. The Fund's net investment income and net realized gains include the Fund's allocated share of the net investment income and net realized gains, the Company and, indirectly, the Portfolio plus all income earned in the Fund's direct and indirect investments, less all actual and accrued expense of the Fund and BRC. The Fund's Credit Facility prohibits the Fund from making any distribution to Shareholders while there is outstanding an event of default under the Credit Facility.

     On December 31, 2001, the Fund made a distribution of $0.79 per Share to Shareholders of record on December 28, 2001. On December 29, 2000, the Fund made a distribution of $0.30 per Share to Shareholders of record on December 28, 2000.

     (d)  Recent Sales of Unregistered Securities.

     The Fund held its initial closing on March 17, 2000, at which time qualified purchasers contributed cash of $105,000* and equity securities with an aggregate exchange value of $639.3 million in exchange for an aggregate of 6,375,155 Shares of the Fund. Shares of the Fund were privately offered and sold only to "accredited investors" as defined in Rule 501 (a) under the Securities Act who were "qualified purchasers" (as defined in Section 2(a)(51)(A) of the 1940 Act) in certain states through EVD, the placement agent, and certain subagents appointed by EVD in reliance upon the exemption from registration provided by Rule 506 under the Securities Act.

     The Fund held a second closing on May 16, 2000, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $413.5 million in exchange for an aggregate of 4,131,104 Shares of the Fund. The Fund held a third closing on July 19, 2000, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $635.8 million in exchange for an aggregate of 6,127,268 Shares of the Fund. The Fund held a fourth closing on September 27, 2000, at which time qualified purchasers

------------------------
* Contributed by EVM in exchange for 1,050 Shares of the Fund. No selling commission applied to such Shares.

contributed equity securities with an aggregate exchange value of $310.0 million in exchange for an aggregate of 3,015,088 Shares of the Fund. The Fund held a fifth and final closing on November 29, 2000, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $606.8 million in exchange for an aggregate of 6,240,278 Shares of the Fund. In connection with each of the foregoing closings, Shares of the Fund were privately offered and sold only to accredited investors who were qualified purchasers in the manner described above.

ITEM 6.  FINANCIAL INFORMATION.
-------------------------------

         The Fund commenced its investment operations on March 17, 2000 and the consolidated data referred to below reflects the period commencing on that date through December 31, 2000 and the fiscal year ended December 31, 2001.

Table of Selected                          Fiscal Year Ended     Period Ended
  Financial Data                           December 31, 2001   December 31, 2000
-----------------                          -----------------   -----------------

Total investment income                     $  103,489,725      $   53,330,719

Interest expense                            $   71,529,573      $   31,403,533

Net expenses (including interest expense)   $  102,836,368      $   45,082,887

Net investment income                       $      432,985      $    7,930,494

Minority interest in net income             $      220,372      $      317,338

Net realized gain (loss)                    $   (9,873,535)     $   13,706,147

Net change in unrealized depreciation       $ (230,675,625)     $  (74,236,068)

Net decrease in net assets from operations  $ (240,116,175)     $  (52,599,427)

Total assets                                $2,964,228,865      $3,321,914,650

Loan payable                                $  613,500,000      $  613,500,000

Net assets                                  $2,108,684,133      $2,457,715,428

Shares outstanding                              24,134,504          25,122,311

Net Asset Value and Redemption Price per Share      $87.37              $97.83

Distribution paid per Share                          $0.79               $0.30

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.
--------------------------------------------------------------------------------

Results of Operations
---------------------

     Increases and decreases in the Fund's net asset value per Share are derived from net investment income or loss, and realized and unrealized gains and losses on investments, including securities investments held through the Fund's indirect interest (through the Company) in the Portfolio, real estate investments held through BRC and any direct investments of the Fund. Expenses of the Fund include its pro-rata share of the expenses of BRC, the Company, and indirectly the Portfolio, as well as the actual and accrued expenses of the Fund. The Fund's most significant expense is interest incurred on borrowings under the Credit Facility. Fund borrowings are used primarily to finance the purchase of real estate investments through BRC. The Fund's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of the Company, and indirectly the Portfolio, as well as realized and unrealized gains and losses on real estate investments held through BRC. The realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per Share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of the Fund's real estate investments in Partnership Preference Units held through BRC and its positions in swap agreements, the performance of the Fund is also affected by movements in interest rates and, particularly, by changes in credit spread relationships. On a combined basis, the Fund's real estate investments in Partnership Preference Units and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

     The Fund's total return for the period from its inception on March 17, 2000 through December 31, 2000 was -1.88%. This return reflects a decrease in the Fund's net asset value per Share from $100.00 to $97.83, and the payment of a distribution of $0.30 per share at the conclusion of the year. For comparison, the Standard & Poor's 500 Index (the "S&P 500"), an unmanaged index commonly used to measure the performance of U.S. stocks, had a total return of -11.14% over the same period.

     The Fund's total return for the fiscal year ended December 31, 2001 was -9.90%. This return reflects a decrease in the Fund's net asset value per Share from $97.83 to $87.37, and the payment of a distribution of $0.79 per share at the conclusion of the year. For comparison, the S&P 500 Index had a total return of -11.88% over the same period.

     The year 2001 witnessed a significant slowing of the U.S. and global economies, characterized by deteriorating corporate profits, job layoffs and sharply lower capital spending. Against this discouraging backdrop, the equity markets moved dramatically lower through much of the year. The tragic events of September 11th served to accelerate the downward trend. In their wake, consumer spending declined sharply and the U.S. economy slid into recession in the third quarter as the nation's Gross Domestic Product contracted 1.3%, the first such quarterly decline since 1991. The initial estimates from the Commerce Department for the fourth quarter indicated that GDP grew by a modest 0.2%. In an effort to stimulate economic activity, the Federal Reserve has continued the accommodative monetary policy it began in January 2001. By year-end, the Fed had lowered its benchmark Federal Funds rate - a key short-term interest rate barometer - on 11 occasions by a total of 475 basis points (4.75%).

     Even as the economy continued to struggle in the fourth quarter, the U.S. equity markets started to gain some traction in October. The fourth quarter saw a sharp rebound from the September lows, led by technology stocks and other aggressive sectors of the market. But the late gains were not sufficient for the broad market to avoid its second consecutive year of negative returns.

     The combined impact on performance of the Fund's investments and activities outside of the Portfolio was modestly negative. The performance of the Fund trailed that of the Portfolio by 0.23% for the year. Investments in Partnership Preference Units benefited from the spread tightening that occurred in many fixed-income markets, particularly in the first half of the year. The Fund's interest rate swaps declined in value as interest rates fell. Operating results for the Fund's indirect investments in real estate held through its joint venture affiliate were disappointing, reflecting in part the deteriorating U.S. economic environment. But asset values for the Fund's real estate holdings were generally well maintained.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2001, the Fund had outstanding borrowings of $613.5 million and unused loan commitments of $86.5 million under the Credit Facility. As of December 31, 2000, the Fund had outstanding borrowings of $613.5 million and unused loan commitments of $36.5 million under the Credit Facility. The Credit Facility is being used primarily to finance the Fund's equity in its real estate investments and will continue to be used for such purposes in the future, as well as to provide for any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder for these purposes.

     The Fund may redeem shares of the Company at any time. Both the Company and the Portfolio follow the practice of normally meeting redemptions by distributing securities, consisting, in the case of the Company, of securities drawn from the Portfolio. The Company and the Portfolio may also meet redemptions by distributing cash. As of December 31, 2001, the Portfolio had cash and short-term investments totaling $421.0 million, compared to $314.2 and $642.7 million as of December 31, 2000 and 1999, respectively. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings at December 31, 2001, December 31, 2000 or December 31, 1999. As of December 31, 2001, the net assets of the Portfolio totaled $18.3 billion, compared to $18.4 billion and $15.1 billion as of December 31, 2000 and 1999, respectively. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 2001, restricted securities, which are considered illiquid, constituted 2.0% of the net assets of the Portfolio, compared to 2.7% and 5.0% as of December 31, 1999, respectively.

     The Partnership Preference Units held by BRC are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid. The liquidity of BRC's Real Estate Joint Venture investments is extremely limited and relies principally on a buy/sell arrangement with the Operating Partners that is invokable after a specified period (up to ten years) after the formation of the Real Estate Joint Venture. Transfers of BRC's interest in a Real Estate Joint Venture to parties other than the Operating Partners thereof are constrained by the terms of the operating management agreement, buy/sell arrangements with the Operating Partner, and lender consent requirements.

     Redemptions of Fund Shares are met primarily by distributing securities drawn from the Portfolio, although cash may also be distributed. Shareholders generally do not have the right to receive the proceeds of Fund redemptions in cash.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

     (a)  Quantitative Disclosure about Market Risk.

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

                            Interest Rate Sensitivity
               Principal (Notional) Amount by Contractual Maturity
                    For the Twelve Months Ended December 31,

                       2002 - 2006  Thereafter        Total        Fair Value
                    ------------------------------------------------------------
Rate sensitive
liabilities:
Long term debt -
variable rate Credit
Facility                           $613,500,000    $613,500,000   $613,500,000
Average
 interest rate                         2.02%           2.02%

Rate sensitive
 derivative financial
 instruments:
Pay fixed/
 Receive variable
 interest rate swap
 contracts                         $601,656,000    $601,656,000   $(44,239,310)

Average pay rate                       8.96%           8.96%
Average receive rate
                                       2.02%           2.02%


(b) Qualitative Information About Market Risk
---------------------------------------------

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

Risks of Certain Investment Techniques
--------------------------------------

In managing the Portfolio, the investment adviser may purchase or sell derivative instruments (which derive their value by reference to other securities, indices, instruments, or currencies) to hedge against securities price declines and currency movements and to enhance returns. Such transactions may include, without limitation, the purchase and sale of stock index futures contracts and options on stock index futures; the purchase of put options and the sale of call options on securities held; equity swaps; and the purchase and sale of forward currency exchange contracts and currency futures. The Portfolio may make short sales of securities provided that an equal amount is held of the security sold short (a covered short sale) and may also lend portfolio securities. The use of these investment techniques is a specialized activity that may be considered speculative and which can expose the Fund and the Portfolio to significant risk of loss. Successful use of these investment techniques is subject to the ability and performance of the investment adviser. The Fund's and the Portfolio's ability to meet their investment objectives may be adversely affected by the use of these techniques. The writer of an option or a party to an equity swap may incur losses that substantially exceed the payments, if any, received from counterparty. Swaps, caps, floors, collars and over-the-counter options are private contracts in which there is also a risk of loss in the event of a default on an obligation to pay by the counterparty. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of the underlying security, index, instrument or currency. In addition, if the Fund or the Portfolio has insufficient cash to meet margin, collateral or settlement requirements, it may have to sell assets to meet such requirements. Alternatively, should the Fund or the Portfolio fail to meet these requirements, the counterparty or broker may liquidate positions of the Fund or the Portfolio. The Portfolio may also have to sell or deliver securities holdings in the event that it is not able to purchase securities on the open market to cover its short positions or to close out or satisfy an exercise notice with respect to options positions it has sold. In any of these cases, such sales may be made at prices or in circumstances that the investment adviser considers unfavorable.

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

Risks of Investing in Real Estate Investments and Leverage
----------------------------------------------------------

The success of BRC's real estate investments, which consist of Partnership Preference Units and an interest in a Real Estate Joint Venture, depends in part on many factors related to the real estate market. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God (whether or not insured against). Partnership Preference Units also depend upon factors relating to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. BRC's investment in interests in a Real Estate Joint Venture may be influenced by decisions which the Operating Partner may make on behalf of the property owned thereby and potential changes in the specific real estate sub-markets in which the properties are located. The debt of the Real Estate Joint Venture is fixed-rate, secured by the underlying properties and with limited recourse to BRC. However, changes in interest rates, the availability of financing and other financial conditions can have a material impact on property values and therefore on the value of BRC's equity interest. There can be no assurance that BRC's ownership of real estate investments will be an economic success. Moreover, the success of the Real Estate Joint Venture investment depends in large part upon the performance of the Operating Partner. The Operating Partner will be subject to substantial conflicts of interest in structuring, operating and winding up the Real Estate Joint Venture. The Operating Partner will have an economic incentive to maximize the prices at which they sell properties to Real Estate Joint Ventures and to minimize the prices at which they acquire properties from Real Estate Joint Ventures. The Operating Partner may devote greater attention or more resources to managing their wholly-owned properties than properties held by Real Estate Joint Ventures. Future investment opportunities identified by the Operating Partner will more likely be pursued independently, rather than through, the Real Estate Joint Venture. Financial difficulties encountered by the Operating Partner in its other businesses may interfere with the operations of the Real Estate Joint Venture.

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

The valuations of Partnership Preference Units held by the Fund through its investment in BRC fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities will adversely affect the valuation of the Partnership Preference Units. The ongoing value of BRC's investments in Real Estate Joint Ventures will be substantially uncertain. BRC's investments in Real Estate Joint Ventures generally will be stated at estimated market value based on independent valuations, assuming an orderly disposition of assets. Detailed investment evaluations will be performed annually and reviewed periodically. Interim valuations will reflect results of operations and distributions, and may be adjusted to reflect significant changes in economic circumstances since the most recent independent evaluation. Given that such valuations include many assumptions, including but not limited to, an orderly disposition of assets, values may differ from amounts ultimately realized.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

     The Fund's financial statements, together with the auditors' report thereon, appearing on pages 19 through 49 of the Fund's Form 10 filed with the Securities and Exchange Commission on April 30, 2001, are incorporated herein by reference. The Fund's financial statements for the fiscal year ended December 31, 2001, together with the auditors' reports thereon, appearing on pages 19 through 48 hereof are incorporated here by reference.

                                                   2001
                           -----------------------------------------------------
                              First        Second         Third        Fourth
                              Quarter      Quarter       Quarter       Quarter
                           -----------------------------------------------------

Investment income          $26,249,128   $16,312,734   $25,930,738   $34,997,125

Minority interest in net
 income of controlled
 subsidiary                  ($243,400)    ($113,488)      $61,619       $74,897

Net investment income        ($283,351)  ($9,508,567)   $2,056,093    $8,168,810

Per share data:
Investment income                $1.06         $0.66         $1.06         $1.45

Net investment income           ($0.01)       ($0.39)        $0.08         $0.34

                                                   2000
                           -----------------------------------------------------
                              First        Second         Third       Fourth
                          Quarter(1)       Quarter       Quarter      Quarter
                           -----------------------------------------------------

Investment income          $2,683,860    $8,292,443    $8,656,244   $33,698,172

Minority interest in
 net income of
 controlled subsidiary             $0            $0       $98,800     ($416,138)

Net investment income      $1,165,078    $2,091,489   ($6,222,351)  $10,896,278

Per share data:
Investment income               $0.42         $0.98         $0.57         $1.60

Net investment income           $0.18         $0.25        ($0.41)        $0.52

(1)For the period from the start of business, March 17, 2000, to March 31, 2000.

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON   ACCOUNTING  AND
        FINANCIAL DISCLOSURES.
--------------------------------------------------------------------------------

     There have been no changes in, or disagreements with, accountants on accounting and financial disclosures.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.
-------------------------------------------

     The Fund has no individual directors or executive officers. The Fund is managed by EVM. Each of the Fund, BRC and the Portfolio engage Boston Management and Research ("BMR"), a wholly-owned subsidiary of EVM, as investment adviser. EVM, its affiliates and predecessor companies have been investment advisers to individuals and institutions since 1924 and have been advising investment companies since 1931. BMR and EVM currently have assets under investment management of more than $45 billion. EVM is a wholly-owned subsidiary of Eaton Vance Business Trust, which is wholly-owned by Eaton Vance Corp. ("EVC"), a publicly-held holding company which, through its subsidiaries and affiliates, engages primarily in investment management, administration and marketing activities. The non-voting common stock of EVC is listed and traded on the New York Stock Exchange. All shares of the voting common stock of EVC are held in a voting trust, the voting trustees of which are senior officers of the Eaton Vance organization. Eaton Vance, Inc. ("EV"), a wholly-owned subsidiary of EVC, is the sole trustee of Eaton Vance Business Trust, EVM and BMR, each of which is a Massachusetts business trust. The names of the executive officers and the directors of EV and their ages and principal occupations are set forth below:

DIRECTORS AND EXECUTIVE OFFICERS OF EATON VANCE, INC.

     James B. Hawkes, (60), is Chairman, President and Chief Executive Officer of EVM, BMR, EVC and EV and a Director of EVC and EV. He is also a Trustee and an officer of various investment companies managed by EVM or BMR and has been employed by the Eaton Vance organization for 30 years.

     Thomas E. Faust Jr., (43), is Executive Vice President of Eaton Vance, BMR, EVC and EV, and Chief Investment Officer of Eaton Vance and BMR. He is also an officer of various investment companies managed by Eaton Vance or BMR and has been employed by the Eaton Vance organization for 15 years.

     Alan R. Dynner, (61), is Vice President and Chief Legal Officer of EVM, BMR and EVC, and Secretary and Clerk of EV. He is also an officer of various investment companies managed by EVM or BMR. He joined Eaton Vance on November 1, 1996.

     William M. Steul, (59), is Vice President and Chief Financial Officer of EVM, BMR, EVC and EV. He joined Eaton Vance in December 1994.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

     Under the terms of the Fund's investment advisory and administrative agreement with BMR, BMR is entitled to receive a monthly advisory and administrative fee at the rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross assets of the Fund reduced by that portion of the monthly advisory fee for such month payable by the Portfolio and BRC which is attributable to the value of the Fund's direct or indirect investment therein
(but no such reduction is made to the extent that any such fee or portion thereof has been waived by BMR). The term gross assets of the Fund is defined in the agreement to include the value of all assets of the Fund (including the Fund's interest in Belvedere Capital and the Fund's ratable share of the assets of its controlled subsidiaries), without reduction by any liabilities. For the fiscal year ended December 31, 2001 and the period from the Fund's start of business, March 17, 2000, through December 31, 2000, the advisory and administrative fees paid by the Fund to BMR, less the Fund's allocated share of the Portfolio's advisory fee, totaled $4,084,136 and $1,709,648, respectively. BMR has agreed to waive a portion of the monthly advisory and administrative fee otherwise payable by the Fund to the extent that such fee (prior to any reduction of such fees payable by the Portfolio that are attributable to the value of the Fund's direct or indirect investment therein), together with the management fee payable to BMR and the monthly distribution fee payable to EVD, exceeds 1/20th of 1% (equivalent to 0.60% annually) of the Fund's average daily gross assets (as defined above). For the fiscal year ended December 31, 2001 and the period from the Fund's start of business, March 17, 2000, through December 31, 2000, BMR waived $2,189,875 and $1,120,030, respectively, of the advisory and administrative fee payable by the Fund.

     Under the terms of BRC's management agreement with BMR, BMR receives a monthly management fee at the rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross assets of BRC. The term gross assets of BRC is defined in the agreement to include the current value of all assets of BRC, including BRC's ratable share of the assets of its controlled subsidiaries, without reduction by any liabilities. For this purpose, the assets of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC. For the fiscal year ended December 31, 2001 and the period from the Fund's start of business, March 17, 2000, through December 31, 2000, BRC paid BMR management fees of $4,681,124 and $2,178,946, respectively.

     Under the terms of the Portfolio's investment advisory agreement with BMR, BMR receives a monthly advisory fee at a base rate of 5/96 of 1% (equivalent to 0.625% annually) of the average daily net assets of the Portfolio up to $500 million. On net assets of $500 million or more the monthly fee is reduced and is computed as follows: 9/192 of 1% (equivalent to 0.5625% annually) of the average daily net assets of the Portfolio of $500 million but less than $1 billion; 1/24 of 1% (equivalent to 0.50% annually) of the average daily net assets of the Portfolio of $1 billion but less than 1.5 billion; 7/192 of 1% (equivalent to 0.4375% annually) of the average daily net assets of the Portfolio of $1.5 billion; but less than $7 billion; 17/480 of 1% (equivalent to 0.425% annually) of the average daily net assets of the Portfolio of $7 billion but less than $10 billion; and 11/320 of 1% (equivalent to 0.4125% annually) of the average daily net assets of the Portfolio of $10 billion but less than $15 billion; and 1/30 of 1% (equivalent to 0.40% annually) of the average daily net assets of the Portfolio of $15 billion and above. As of December 31, 2001, net assets of the Portfolio totaled $18.3 billion. As indicated above, the Fund's allocated share of the monthly advisory fee paid by the Portfolio to BMR is credited toward the Fund's advisory and administrative fee payments. For the fiscal years ended December 31, 2001 and 2000, the advisory fee applicable to the Portfolio was 0.43% and 0.43%, respectively, of average daily net assets for such periods, and the Fund's allocated portion of the fee amounted to $9,584,860 and $4,961,681, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners.

          To the knowledge of the Fund, no person beneficially owns more than five percent of the Shares of the Fund.

     (b)  Security Ownership of Management.

          EVM, the Manager of the Fund, beneficially owned 1062.602 Shares of the Fund as of February 28, 2002. None of the other entities or individuals named in response to Item 10 above beneficially owned Shares of the Fund as of such date.

     (c)  Changes in Control.

          Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     See the information set forth under Item 11 above.

     Pursuant to a servicing agreement between the Company and EVD, the Company pays a servicing fee to EVD for providing certain services and information to direct and indirect investors in the Company. The servicing fee is paid on a quarterly basis, at an annual rate of 0.15% of the Company's average daily net assets. With respect to investors in the Company and Shareholders of the Fund who subscribed through a subagent, EVD has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of shares of the Company or Shares of the Fund to such persons. The Fund will assume its allocated share of the Company's servicing fee. The servicing fee payable in respect of the Fund's investment in the Company is credited toward the Fund servicing fee described below. During the fiscal year ended December 31, 2001, the Company paid servicing fees aggregating $3,315,172, which were attributable to the Fund's investments in the Company.

     Pursuant to a servicing agreement between the Fund and EVD, the Fund pays a servicing fee to EVD for providing certain services and information to the Shareholders of the Fund. The servicing fee is paid on a quarterly basis, at an annual rate of 0.25% of the Fund's average daily net assets. With respect to Shareholders who subscribed through a subagent, EVD has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of Shares of the Fund to such persons. The Fund's allocated share of the servicing fee paid by the Company is credited toward the Fund's servicing fee payment, thereby reducing the amount of the servicing fee paid by the Fund. During the fiscal year ended December 31, 2001, the Fund paid servicing fees aggregating $2,173,560.

     Of the foregoing service fee amounts allocated to and incurred by the Fund, $2,382,621 was paid to sub-agents during the fiscal year ended December 31, 2001 based on the value of Shares sold by them. The balance of such amounts was retained by EVD.

     Under the terms of the Fund's distribution agreement with EVD, EVD receives a monthly distribution fee at an annual rate of 0.10% of the average daily net assets of the Fund as compensation for its services as placement agent. The distribution fee accrued from the Fund's initial closing and will continue for a period of ten years (subject to the annual approval of Eaton Vance, Inc.). For the fiscal year ended December 31, 2001, the distribution fees paid or accrued to EVD totaled $2,189,875. As noted above, the distribution fee is subject to a monthly fee cap.

     Shares of the Fund redeemed within three years of issuance are generally subject to a redemption fee equal to 1% of the net asset value of the Shares redeemed. The redemption fee is payable to EVD in cash by the Fund on behalf of the redeeming Shareholder. No redemption fee is imposed on Shares of the Fund held for at least three years, Shares acquired through the reinvestment of Fund distributions, Shares redeemed in connection with a tender offer or other extraordinary corporate event involving securities contributed by the redeeming Shareholder, or Shares redeemed following the death of all of the initial owners of the Shares redeemed. No redemption fee applies to redemptions by a Shareholder who, during any 12 month period, redeems less than 8% of the total number of Shares held by the Shareholder as of the beginning of such period. During the fiscal year ended December 31, 2001, EVD received redemption fees of $628,375 from the Fund on behalf of redeeming Shareholders.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
-----------------------------------------------------------------

     (a) Financial Statements.

     (1) (i) The following is a list of all financial statements incorporated by reference from the Fund's Form 10 filed April 30, 2001 into this report:

               Consolidated Portfolio of Investments as of December 31, 2000

               Consolidated Statement of Assets and Liabilities as of December 31, 2000

               Consolidated Statement of Operations for the period from the start of business, March 17, 2000, to December 31, 2000

               Consolidated Statement of Changes in Net Assets for the period from the start of business, March 17, 2000, to December 31, 2000

               Consolidated Statement of Cash Flows for the period from the start of business, March 17, 2000, to December 31, 2000

               Notes to Consolidated Financial Statements

               Independent Auditors' Report dated March 9, 2001

               Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 2000

               Statement  of  Assets  and  Liabilities  of  Tax-Managed   Growth
               Portfolio as of December 31, 2000

               Statement of Operations of Tax-Managed Growth Portfolio for the fiscal year ended December 31, 2000

               Statements of Changes in Net Assets of Tax-Managed Growth Portfolio for the fiscal years ended December 31, 2000 and December 31, 1999

               Supplementary Data of Tax-Managed Growth Portfolio for the fiscal periods ended December 31, 2000, December 31, 1999, December 31, 1998 and October 31, 1998, October 31, 1997 and the period from the start of business, December 1, 1995, to October 31, 1996

               Notes to Financial Statements

               Independent Auditors' Report dated February 16, 2001

         (ii) The following is a list of all financial statements filed as a part of this report:

               Consolidated Portfolio of Investments as of December 31, 2001

               Consolidated Statement of Assets and Liabilities as of December 31, 2001

               Consolidated Statement of Operations for the fiscal year ended December 31, 2001

               Consolidated Statements of Changes in Net Assets for the fiscal years ended December 31, 2001 and December 31, 2000

               Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2001

               Financial Highlights for the fiscal year ended December 31, 2001

               Notes to Consolidated Financial Statements

               Independent Auditors' Report dated March 1, 2002

               Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 2001

               Statement  of  Assets  and  Liabilities  of  Tax-Managed   Growth
               Portfolio as of December 31, 2001

               Statement of Operations of Tax-Managed Growth Portfolio for the fiscal year ended December 31, 2001

               Statements of Changes in Net Assets of Tax-Managed Growth Portfolio for the fiscal years ended December 31, 2001 and December 31, 2000

               Supplementary Data of Tax-Managed Growth Portfolio for the fiscal periods ended December 31, 2001, December 31, 2000, December 31, 1999, December 31, 1998 and October 31, 1998 and October 31, 1997

               Notes to Financial Statements

               Independent Auditors' Report dated February 15, 2002

     (b)  Reports on Form 8-K.

          None.

     (c) A list of the exhibits filed as a part of this registration statement is included in the Exhibit Index appearing on page 51 hereof.

BELMAR CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
CONSOLIDATED PORTFOLIO OF INVESTMENTS
================================================================================

INVESTMENT IN BELVEDERE CAPITAL
FUND COMPANY LLC -- 72.2%

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------
Investment in Belvedere Capital Fund
Company LLC (Belvedere Capital)               13,397,560   $2,129,845,069
--------------------------------------------------------------------------------

Total Investment in Belvedere Capital
   (identified cost, $2,435,548,731)                       $2,129,845,069
--------------------------------------------------------------------------------

PARTNERSHIP PREFERENCE UNITS -- 19.9%

SECURITY                                        UNITS            VALUE
--------------------------------------------------------------------------------
Bradley Operating Limited Partnership
(Delaware Limited Partnership affiliate
of Bradley Real Estate, Inc.), 8.875%
Series B Cumulative Redeemable Perpetual
Preferred Units, Callable from 2/23/04+          818,348   $   15,899,683

Cabot Industrial Properties, L.P.
(Delaware Limited Partnership affiliate
of Cabot Industrial Trust), 8.625%
Series B Cumulative Redeemable Preferred
Units, Callable from 4/29/04+                  1,300,000       58,276,400

Camden Operating, L.P. (Delaware Limited
Partnership affiliate of Camden Property
Trust), 8.50% Series B Cumulative
Redeemable Perpetual Preferred Units,
Callable from 2/23/04+                         3,231,954       76,141,604

CP Limited Partnership (Maryland Limited
Partnership affiliate of Chateau
Communities, Inc.), 8.125% Series A
Cumulative Redeemable Preferred Units,
Callable from 4/20/03+                         1,500,000       66,497,700

Essex Portfolio, L.P. (California
Limited Partnership affiliate of Essex
Property Trust, Inc.), 7.875% Series B
Cumulative Redeemable Preferred Units,
Callable from 2/6/03+                            675,000       27,125,010

Essex Portfolio, L.P. (California
Limited Partnership affiliate of Essex
Property Trust, Inc.), 9.30% Series D
Cumulative Redeemable Preferred Units,
Callable from 7/28/04+                         2,000,000       47,457,200

Essex Portfolio, L.P. (California
Limited Partnership affiliate of Essex
Property Trust, Inc.), 9.125% Series C
Cumulative Redeemable Preferred Units,
Callable from 11/24/03+                           80,000        3,725,064

Kilroy Realty, L.P. (Delaware Limited
Partnership affiliate of Kilroy Realty
Corporation), 8.075% Series A
Cumulative Redeemable Preferred Units,
Callable from 2/6/03+                            724,000       28,967,747

Kilroy Realty, L.P. (Delaware Limited
Partnership affiliate of Kilroy Realty
Corporation), 9.375% Series C
Cumulative Redeemable Preferred Units,
Callable from 11/24/03+                          700,000       32,516,330

PSA Institutional Partners, L.P.
(California Limited Partnership
affiliate of Public Storage, Inc.),
9.50% Series N Cumulative Redeemable
Perpetual Preferred Units, Callable
from 3/17/05+                                  2,555,000       68,798,485

SECURITY                                        UNITS            VALUE

--------------------------------------------------------------------------------
Prentiss Properties Acquisition
Partners, L.P. (Delaware Limited
Partnership affiliate of Prentiss
Properties Trust), 8.30% Series B
Cumulative Redeemable Perpetual
Preferred Units, Callable from 6/25/03+        1,313,536   $   53,338,757

Regency Centers, L.P. (Delaware Limited
Partnership affiliate of Regency Realty
Corporation), 8.125% Series A Cumulative
Redeemable Preferred Units, Callable
from 6/25/03+                                  1,000,000       44,791,000

Regency Centers, L.P. (Delaware Limited
Partnership affiliate of Regency Realty
Corporation), 9.125% Series D Cumulative
Redeemable Preferred Units, Callable
from 9/29/04+                                    150,000       15,090,900

Sun Communities Operating L. P.
(Michigan Limited Partnership affiliate
of Sun Communities, Inc.), 8.875%
Series A Cumulative Redeemable Perpetual
Preferred Units, Callable from 9/29/04+        2,000,000       48,926,000
--------------------------------------------------------------------------------

Total Partnership Preference Units
   (identified cost, $544,604,247)                         $  587,551,880
--------------------------------------------------------------------------------

OTHER REAL ESTATE INVESTMENTS -- 7.8%

DESCRIPTION                                                     VALUE
--------------------------------------------------------------------------------
Rental Property(1)(2)                                      $  229,061,223
--------------------------------------------------------------------------------
Total Other Real Estate Investments
   (identified cost, $226,977,577)                         $  229,061,223
--------------------------------------------------------------------------------

COMMERCIAL PAPER -- 0.1%

                                          PRINCIPAL
                                          AMOUNT
SECURITY                                  (000'S OMITTED)       VALUE
--------------------------------------------------------------------------------
General Electric Capital Corp., 1.78%,
1/2/02                                     $       3,920   $    3,919,805
--------------------------------------------------------------------------------
Total Commercial Paper
   (at amortized cost, $3,919,805)                         $    3,919,805
--------------------------------------------------------------------------------
Total Investments -- 100.0%
   (identified cost, $3,211,050,360)                       $2,950,377,977
--------------------------------------------------------------------------------

+ Security exempt from registration under the Securities Act of 1933. At December 31, 2001, the value of these securities totaled $587,551,880 or 27.9% of net assets.
(1) Investment valued at fair value using methods determined in good faith by or at the direction of the Manager of Belmar Realty Corporation.
(2) Rental property represents twenty multi-family residential properties located in nine states. None of the individual properties represent more than 5% of net assets.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BELMAR CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

AS OF DECEMBER 31, 2001
Assets
--------------------------------------------------------------------------------
Total investments, at value
  (identified cost, $3,211,050,360)                              $2,950,377,977
Cash                                                                  1,658,511
Escrow deposits-restricted                                            6,140,804
Dividends receivable                                                  4,935,259
Other assets                                                          1,116,314
--------------------------------------------------------------------------------
TOTAL ASSETS                                                     $2,964,228,865
--------------------------------------------------------------------------------

Liabilities
--------------------------------------------------------------------------------
Loan payable                                                     $  613,500,000
Mortgage payable, net of unamortized debt issuance
   costs of $3,201,792                                              172,269,051
Open interest rate swap contracts, at value                          44,239,310
Swap interest payable                                                 1,447,644
Note payable to minority shareholder                                    700,000
Security deposits                                                       679,655
Accrued expenses:
   Interest expense                                                   2,782,673
   Property taxes                                                     3,121,214
   Other expenses and liabilities                                     3,894,230
Minority interest in controlled subsidiary                           12,910,955
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                                $  855,544,732
--------------------------------------------------------------------------------
NET ASSETS FOR 24,134,504 FUND SHARES OUTSTANDING                $2,108,684,133
--------------------------------------------------------------------------------

Shareholders' Capital (Note 4)
--------------------------------------------------------------------------------
SHAREHOLDERS' CAPITAL                                            $2,108,684,133
--------------------------------------------------------------------------------

Net Asset Value and Redemption Price Per Share
--------------------------------------------------------------------------------
($2,108,684,133  DIVIDED BY 24,134,504 FUND SHARES OUTSTANDING)  $        87.37
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2001
Investment Income
--------------------------------------------------------------------------------
Dividends allocated from Belvedere Capital
   (net of foreign taxes, $134,644)                              $   21,962,872
Interest allocated from Belvedere Capital                             1,989,423
Expenses allocated from Belvedere Capital                           (13,243,972)
--------------------------------------------------------------------------------
Net investment income allocated from Belvedere Capital           $   10,708,323
Dividends from Partnership Preference Units                          56,985,356
Rental income                                                        35,254,627
Interest                                                                541,419
--------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                                          $  103,489,725
--------------------------------------------------------------------------------
Expenses
--------------------------------------------------------------------------------
Investment advisory and administrative fee                       $    8,765,260
Property management fees                                              1,393,781
Distribution and servicing fee                                        4,363,435
Interest expense on Credit Facility                                  29,913,110
Interest expense on swap contracts                                   26,082,186
Interest expense on mortgages                                        15,534,277
Property and maintenance expenses                                    12,800,802
Property taxes and insurance                                          4,422,120
Miscellaneous                                                         1,751,272
--------------------------------------------------------------------------------
TOTAL EXPENSES                                                   $  105,026,243
--------------------------------------------------------------------------------
Deduct --
   Reduction of investment adviser and administrative fee        $    2,189,875
--------------------------------------------------------------------------------
NET EXPENSES                                                     $  102,836,368
--------------------------------------------------------------------------------
Net investment income before minority interest in net
   income of controlled subsidiary                               $      653,357
Minority interest in net income of controlled subsidiary               (220,372)
--------------------------------------------------------------------------------
NET INVESTMENT INCOME                                            $      432,985
--------------------------------------------------------------------------------

Realized and Unrealized Gain (Loss)
--------------------------------------------------------------------------------
Net realized gain (loss) --
   Investment transactions from Belvedere Capital
      (identified cost basis)                                    $  (10,371,348)
   Investment transactions in Partnership Preference Units
      (identified cost basis)                                            68,908
   Investment transactions in other real estate investments             428,905
--------------------------------------------------------------------------------
NET REALIZED LOSS                                                $   (9,873,535)
--------------------------------------------------------------------------------
Change in unrealized appreciation (depreciation) --
   Investment in Belvedere Capital (identified cost basis)       $ (250,476,623)
   Investments in Partnership Preference Units
      (identified cost basis)                                        26,517,504
   Investment transactions in other real estate investments
      (net of minority interest in unrealized gain of
      controlled subsidiary)                                          2,083,646
   Interest rate swap contracts                                      (8,800,152)
--------------------------------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)             $ (230,675,625)
--------------------------------------------------------------------------------

NET REALIZED AND UNREALIZED LOSS                                 $ (240,549,160)
--------------------------------------------------------------------------------

NET DECREASE IN NET ASSETS FROM OPERATIONS                       $ (240,116,175)
--------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BELMAR CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
CONSOLIDATED FINANCIAL STATEMENTS CONT'D
================================================================================

CONSOLIDATED STATEMENTS OF CHANGES IN
NET ASSETS

INCREASE (DECREASE)                       YEAR ENDED          PERIOD ENDED
IN NET ASSETS                             DECEMBER 31, 2001   DECEMBER 31, 2000*
--------------------------------------------------------------------------------
Net investment income                     $      432,985      $    7,919,195
Net realized gain (loss) on
   investment transactions                    (9,873,535)         13,706,147
Net change in unrealized
   appreciation (depreciation)
   of investments                           (230,675,625)        (74,236,068)
--------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS
   FROM OPERATIONS                        $ (240,116,175)     $  (52,610,726)
--------------------------------------------------------------------------------
Transactions in Fund Shares --
   Investment securities contributed      $           --      $2,605,411,580
   Less -- Selling commissions                        --          (8,745,977)
--------------------------------------------------------------------------------
Net contributions                         $           --      $2,596,665,603
Net asset value of Fund Shares issued to
   Fund Shareholders in payment of
   distributions declared                      7,580,098           3,261,813
Net asset value of Fund Shares redeemed      (95,708,530)        (81,434,649)
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS
   FROM FUND SHARE TRANSACTIONS           $  (88,128,432)     $2,518,492,767
--------------------------------------------------------------------------------
Distributions --
   Distributions to all Belmar Capital
      Fund LLC Shareholders               $  (19,000,496)     $   (7,526,915)
   Special Distributions to Belmar
      Capital Fund LLC Shareholders           (1,786,192)           (744,698)
--------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                       $  (20,786,688)     $   (8,271,613)
--------------------------------------------------------------------------------
NET INCREASE (DECREASE)
   IN NET ASSETS                          $ (349,031,295)     $2,457,610,428
--------------------------------------------------------------------------------
Net Assets
--------------------------------------------------------------------------------
At beginning of period                    $2,457,715,428      $      105,000
--------------------------------------------------------------------------------
AT END OF PERIOD                          $2,108,684,133      $2,457,715,428
--------------------------------------------------------------------------------
* For the period from the start of business, March 17, 2000, to December 31, 2000.

CONSOLIDATED STATEMENT OF CASH FLOWS

INCREASE (DECREASE)                                           YEAR ENDED
IN CASH                                                       DECEMBER 30, 2001
--------------------------------------------------------------------------------
Cash Flows From (For) Operating Activities --
Net investment income                                         $      432,985
Adjustments to reconcile net investment income to
   net cash flows from operating activities --
   Amortization of debt issuance costs                               362,749
   Net investment income allocated from Belvedere Capital        (10,708,323)
   Decrease in dividends receivable                                  401,744
   Decrease in escrow deposits                                     7,952,532
   Decrease in other assets                                          827,684
   Increase in interest payable for open swap contracts            1,089,802
   Increase in accrued property taxes                                506,404
   Decrease in accrued interest and other accrued
      expenses and liabilities                                    (1,831,012)
   Increase in minority interest                                     210,000
   Payments for investments in other real estate                 (48,651,593)
   Proceeds from sales of investments in other real estate        49,080,499
   Improvements to rental property                               (11,444,721)
   Sale of Partnership Preference Units                           17,712,076
   Net decrease in investment in Belvedere Capital                12,759,457
   Decrease in short-term investments                                137,573
   Minority interest in net income of controlled subsidiary          220,372
--------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                      $   19,058,228
--------------------------------------------------------------------------------
Cash Flows From (For) Financing Activities --
   Payments on mortgages                                      $   (1,176,953)
   Proceeds from note payable to minority shareholder                700,000
   Payment of distributions to Belmar Capital
     Fund LLC Shareholders                                       (13,206,590)
   Payment of distributions to minority shareholders                 (35,165)
   Payments for Fund Shares redeemed                              (5,937,177)
--------------------------------------------------------------------------------
NET CASH FLOWS USED FOR FINANCING ACTIVITIES                  $  (19,655,885)
--------------------------------------------------------------------------------

NET DECREASE IN CASH                                          $     (597,657)
--------------------------------------------------------------------------------

CASH AT BEGINNING OF YEAR                                     $    2,256,168
--------------------------------------------------------------------------------

CASH AT END OF YEAR                                           $    1,658,511
--------------------------------------------------------------------------------

Supplemental Disclosure and Non-cash Investing and
Financing Activities
--------------------------------------------------------------------------------
Change in unrealized appreciation (depreciation)
   of investments and open swap contracts                     $ (230,675,625)
Interest paid for loan                                        $   28,671,325
Interest paid for mortgages                                   $   15,208,814
Interest paid for swap contracts                              $   24,992,384
Market value of securities distributed in
   payment of redemptions                                     $   92,989,437
--------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BELMAR CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
CONSOLIDATED FINANCIAL STATEMENTS CONT'D
================================================================================

FINANCIAL HIGHLIGHTS

For the Year Ended December 31, 2001
--------------------------------------------------------------------------------
Net asset value -- Beginning of year                                   $ 97.830
--------------------------------------------------------------------------------

Income (loss) from operations
--------------------------------------------------------------------------------
Net investment income(6)                                               $ 0.018
Net realized and unrealized loss                                        (9.615)
--------------------------------------------------------------------------------
TOTAL LOSS FROM OPERATIONS                                             $(9.597)
--------------------------------------------------------------------------------

Distributions
--------------------------------------------------------------------------------
Distributions to all Belmar Capital Fund LLC Shareholders              $(0.790)
Special Distributions to Belmar Capital Fund LLC
   Shareholders(6)                                                      (0.073)
--------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                                    $(0.863)
--------------------------------------------------------------------------------
NET ASSET VALUE -- END OF YEAR                                          87.370
--------------------------------------------------------------------------------
TOTAL RETURN(1)                                                          (9.90)%
--------------------------------------------------------------------------------

                                           As a Percentage     As a Percentage
                                              of Average         of Average
RATIOS                                       Net Assets(5)    Gross Assets(4)(5)
--------------------------------------------------------------------------------
Expenses of Consolidated
 Real Property Subsidiaries
  Interest and other borrowing costs(7)         0.55%                     0.40%
  Operating expenses(7)                         0.67%                     0.48%
Belmar Capital Fund LLC Expenses
  Interest and other borrowing costs(8)         2.54%                     1.84%
  Investment advisory and administrative
   fees, servicing fees and other Fund
   operating expenses(2)(8)                     1.16%                     0.85%
                                        ----------------------------------------
Total expenses(3)                               4.92%                     3.57%

Net investment income                           0.02%                     0.01%

Supplemental Data
--------------------------------------------------------------------------------
Net Assets, end of year (000's omitted)                             $2,108,684
Portfolio Turnover of Tax-Managed Growth Portfolio                          18%
--------------------------------------------------------------------------------

(1) Total return is calculated assuming a purchase at the net asset value on the first day and a sale at the net asset value on the last day of the period. Distributions, if any, are assumed reinvested at the net asset value on the reinvestment date.
(2) Ratio includes Belmar Capital Fund LLC's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
(3) The expenses reflect a reduction of the investment advisory and administrative fees. Had such action not been taken, the ratios of total expenses to average net assets and average gross assets would have been 5.02% and 3.64%, respectively, and the ratios of net investment loss to average net assets and average gross assets would have been (0.08)% and (0.06)%, respectively.
(4) Average Gross Assets is defined as the average daily amount of all assets of Belmar Capital Fund LLC (not including its investment in Belmar Realty Corporation (BRC)) plus all assets of BRC, without reduction by any liabilities. For this purpose, the assets of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC.
(5) For the purpose of calculating ratios, the income and expenses of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC.
(6)  Calculated using average shares outstanding.
(7) Ratio includes BRC's proportional share of expenses incurred by its majority-owned subsidiary (see Note 1).
(8) Ratio includes the expenses of Belmar Capital Fund LLC and BRC, for which Belmar Capital Fund LLC owns 100% of the outstanding common stock. The ratio does not include expenses of other real estate subsidiaries.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BELMAR CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1    Organization
--------------------------------------------------------------------------------
     A Investment Objective -- Belmar Capital Fund LLC (Belmar Capital) is a Delaware limited liability company established to offer diversification and tax-sensitive investment management to persons holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belmar Capital is to achieve long-term, after-tax returns for Belmar Capital shareholders (Shareholders). Belmar Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the State of New York. Belmar Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belmar Capital and Belvedere Capital is directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Capital, Belmar Capital invests in real estate assets including income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly-traded real estate investment trusts (REITs) and interests in controlled real property subsidiaries.

     B Subsidiaries -- Belmar Capital invests in real estate through its subsidiary Belmar Realty Corporation (BRC). At December 31, 2001, BRC invested directly in Partnership Preference Units and indirectly in real property through a controlled subsidiary, Bel Alliance Apartments, LLC (Bel Apartments).

     BRC -- BRC invests directly in Partnership Preference Units and also holds a majority interest in Bel Apartments. At December 31, 2001, Belmar Capital owned 100% of the common stock issued by BRC and intends to hold all of BRC's common stock at all times. Additionally, 2,100 shares of preferred stock of BRC are outstanding at December 31, 2001. The preferred stock has a par value of $0.01 per share and is redeemable by BRC at a redemption price of $100 per share after the occurrence of certain tax events or after December 31, 2005. Dividends on the preferred stock are cumulative and payable annually equal to $8 per share. The interest in preferred stock is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities.

     Bel Apartments -- Bel Apartments, a majority-owned subsidiary of BRC, owns twenty multi-family residential properties consisting of 5,806 units
     (collectively, the Bel Apartments Properties) located in nine states (Tennessee, South Carolina, Texas, Florida, North Carolina, Missouri, Georgia, Virginia and Nevada). The average occupancy rate was approximately 86% at December 31, 2001. BRC owns 100% of the Class A Units of Bel Apartments, representing 60% of the voting interests in Bel Apartments, and a minority shareholder (the Bel Apartments Minority Shareholder) owns 100% of the Class B units, representing 40% of the voting interests in Bel Apartments. The Class B equity interest is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BRC has priority in distributions and has greater voting rights than the holders of the Class B units. Pursuant to a buy/sell agreement entered into at the time Bel Apartments was established, either BRC or the Bel Apartments Minority Shareholder can give notice on or after September 8, 2010 either to buy the other's equity interest in Bel Apartments or to sell its own equity interest in Bel Apartments.

     Bel Multifamily -- Bel Multifamily Property Trust (Bel Multifamily), which was a majority-owned subsidiary of BRC during the year ended December 31, 2001, owns eleven multi-family residential properties consisting of 3,011 units located in seven states (Washington, Missouri, North Carolina, Arizona, Florida, Georgia, and Texas). BRC owned 100% of the Class A units of Bel Multifamily, representing 75% of the voting interests in Bel Multifamily, and a minority shareholder owned 100% of the Class B units, representing 25% of the voting interests in Bel Multifamily. The primary distinction between the two classes of shares is the distribution priority and voting rights. BRC had priority in distributions and had greater voting rights than the Class B units. BRC does not own an interest in Bel Multifamily at December 31, 2001.

     The accompanying consolidated financial statements include the accounts of Belmar Capital, BRC, Bel Apartments and Bel Multifamily (for the period during which BRC maintained a majority interest in Bel Multifamily) (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

     The audited financial statements of the Portfolio, including the Portfolio of Investments, are included elsewhere in this report and should be read in conjunction with the Fund's financial statements.

BELMAR CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
================================================================================

2    Significant Accounting Policies
--------------------------------------------------------------------------------
     The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of its consolidated financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America.

     A Investment Costs -- The Fund's investment assets were principally acquired through contributions of common stock by Shareholders in exchange for Shares of the Fund, in private purchases of Partnership Preference Units and through contributions of real estate investments in exchange for cash and a minority interest in a controlled subsidiary. The Fund immediately exchanged the contributed securities into Belvedere Capital for shares thereof, and Belvedere Capital, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The cost at which the Fund's investments of contributed securities is carried in the consolidated financial statements is the value of the contributed securities as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Capital is the same as the contributing Shareholders' basis in securities contributed to the Fund. The initial tax and financial reporting basis of the Fund's investments in Partnership Preference Units and other real estate purchased by the Fund is the purchase cost. The initial cost at which the Fund's investments in real estate contributed to the Fund is carried in the consolidated financial statements is the market value on the contribution date. The initial tax basis of real estate investments contributed to the Fund is the contributor's tax basis at the time of contribution or value at the time of contribution, depending on the taxability of the contribution.

     B Investment Valuations -- The Fund's investments consist of Partnership Preference Units, other real property investments, shares of Belvedere Capital and short-term debt securities. Belvedere Capital's only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Additionally, the Fund has entered into interest rate swap contracts (Note 7). The valuation policy followed by the Fund, Belvedere Capital and the Portfolio is as follows:

     Marketable securities, including options, that are listed on foreign or U.S. securities exchanges or in the NASDAQ National Market System are valued at closing sale prices on the exchange where such securities are principally traded. Futures positions on securities or currencies are generally valued at closing settlement prices. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the latest bid and asked prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost, which approximates fair value. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, are normally valued on the basis of valuations furnished by a pricing service. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees. Investments held by the Fund for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM), as Investment Adviser of Belmar Capital and as Manager of BRC. Interest rate swap contracts for which prices are unavailable are valued as determined in good faith by BMR.

     The value of the Fund's real estate investments is determined in good faith by BMR, as Manager of BRC, taking into account all relevant factors, data and information, including, with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated market values based upon independent valuations assuming an orderly disposition of assets. Detailed valuations are performed annually and reviewed periodically and adjusted if there has been a significant change in economic circumstances since the previous valuation. Given that such valuations include many assumptions, including but not limited to, an orderly disposition of assets, values may differ from amounts ultimately realized.

     C Interest Rate Swaps -- Belmar Capital has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, Belmar Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments from the counterparty that fluctuate with one-month LIBOR. During the terms of the outstanding swap agreements, changes in the underlying values of the swaps are recorded as unrealized gains or losses. Belmar Capital is exposed to credit loss in the event of non-performance by the swap counterparty.

BELMAR CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
================================================================================
     D Written Options -- The Portfolio and the Fund may write listed and over-the-counter call options on individual securities, on baskets of securities and on stock market indices. Upon the writing of a call option, an amount equal to the premium received by the Portfolio or Fund is included in the Consolidated Statement of Assets and Liabilities as a liability. The amount of the liability is subsequently marked-to-market to reflect the current value of the option written in accordance with the investment valuation policies discussed above. Premiums received from writing options that expire are treated as realized gains. Premiums received from writing options that are exercised or are closed are added to or offset against the proceeds or amount paid on the transaction to determine the realized gain or loss. The Portfolio or Fund as a writer of an option may have no control over whether the underlying securities may be sold and as a result bears the market risk of an unfavorable change in the price of the securities underlying the written option.

     E Purchased Options -- Upon the purchase of a put option, the premium paid by the Portfolio or Fund is included in the Consolidated Statement of Assets and Liabilities as an investment. The amount of the investment is subsequently marked-to-market to reflect the current market value of the option purchased, in accordance with the investment valuation policies discussed above. If an option which the Portfolio or Fund has purchased expires on the stipulated expiration date, the Portfolio or Fund will realize a loss in the amount of the cost of the option. If the Portfolio or Fund enters into a closing sale transaction, the Portfolio or Fund will realize a gain or loss, depending on whether the sales proceeds from the closing sale transaction are greater or less than the cost of the option. If the Portfolio or Fund exercises a put option, it will realize a gain or loss from the sale of the underlying security and the proceeds from such sale will be decreased by the premium originally paid.

     F Rental Operations -- The apartment units held by Bel Apartments are leased to residents generally for terms of one year or less, with monthly payments due in advance.

     The escrow accounts related to Bel Apartments consist of deposits for real estate taxes, insurance, reserve for replacements and capital repairs that are required under the mortgage agreements. The escrow accounts also include security deposit accounts. The mortgage escrow accounts are held by financial institutions and controlled by the lenders (Note 8).

     Costs incurred in connection with acquisitions of properties have been capitalized. Significant betterments and improvements are capitalized as part of real property.

     G Income -- Dividend income is recorded on the ex-dividend date and interest and rental income are recorded on the accrual basis.

     Belvedere  Capital's  net  investment  income or loss consists of Belvedere
     Capital's pro-rata share of the net investment income of the Portfolio, less all actual or accrued expenses of Belvedere Capital, determined in accordance with accounting principles generally accepted in the United States of America. The Fund's net investment income or loss consists of the Fund's pro-rata share of the net investment income of Belvedere Capital, plus all income earned on the Fund's direct investments, less all actual and accrued expenses of the Fund determined in accordance with accounting principles generally accepted in the United States of America.

     H Deferred Costs -- Costs incurred by Belmar Capital in connection with its organization have been expensed as incurred. Deferred mortgage origination expenses incurred in connection with the financing of Bel Apartments are amortized over the terms of the respective loans.

     I Income Taxes -- Belmar Capital, Belvedere Capital and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belmar Capital, Belvedere Capital and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The policy of BRC and Bel Apartments is to comply with the Internal Revenue Code applicable to REITs. BRC and Bel Apartments will generally not be subject to federal income tax to the extent that they distribute their earnings to their stockholders each year and maintain their qualifications as REITs.

     J Other -- Investment transactions are accounted for on a trade-date basis.

     K Reclassifications -- Certain amounts in the prior period's financial statements have been reclassified to conform with the current year presentation.

BELMAR CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
================================================================================
     L Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

3    Distributions to Shareholders
--------------------------------------------------------------------------------
     Each year Belmar Capital intends to distribute all of its net investment income for the year, if any, and approximately 22% of its net realized capital gains for such year, if any, other than precontribution gains allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event with respect to a security contributed by such shareholder, for which no capital gain distribution is made. In addition, whenever a distribution with respect of a precontribution gain is made, Belmar Capital makes a supplemental distribution to compensate Shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and supplemental distributions (Special Distribution). Special Distributions paid during the year ended December 31, 2001 totaled $1,786,192.

     In addition, BRC and Bel Apartments intend to distribute substantially all of their taxable income earned by the respective entities during the year.

     Distributions made to Shareholders electing the Fund's Estate Freeze feature (Note 4) will be paid, first, to holders of Preferred Shares to the extent of the unpaid cumulative annual priority return of the Preferred Shares and, second, to the holders of the associated Common Shares. Distributions made in respect of any realized precontribution gains and associated supplemental distributions will be apportioned between Preferred Shares and Common Shares consistent with the allocation to the Preferred Shares and Common Shares of such realized precontribution gains. It is expected that substantially all Belmar Capital distributions in respect of Estate Freeze Shares will be paid to holders of Preferred Shares rather than holders of Common Shares. Distributions on Estate Freeze Shares may be reinvested in Belmar Capital to purchase undivided Fund Shares at the Fund's net asset value per share on the date of reinvestment.

4    Shareholder Transactions
--------------------------------------------------------------------------------
     Belmar Capital may issue an unlimited number of full and fractional Fund Shares. Transactions in Fund Shares, including contributions of securities in exchange for Shares of Belmar Capital, were as follows:

                                          YEAR ENDED            PERIOD ENDED
                                        DECEMBER 31, 2001     DECEMBER 30, 2000*
--------------------------------------------------------------------------------
Issued at Fund closings                            --            25,888,893
Issued to Shareholders electing to
 receive payment of distributions in
 Fund Shares                                    86,413               32,900
Redemptions                                 (1,074,220)            (800,532)
--------------------------------------------------------------------------------
NET (DECREASE) INCREASE                       (987,807)          25,121,261
--------------------------------------------------------------------------------
* For the period from the start of business, March 17, 2000, to December 31, 2000.

     Redemptions of Fund Shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of Fund Shares redeemed. The redemption fee is paid to Eaton Vance Distributors, Inc. (EVD) by Belmar Capital on behalf of the redeeming Shareholder. No charge is levied on redemptions of Fund Shares acquired through the reinvestment of distributions, Fund Shares redeemed in connection with a tender offer or other extraordinary corporate event or Fund Shares redeemed following the death of all of the initial holders of the Fund Shares redeemed. In addition, no fee applies to redemptions made pursuant to a Systematic Redemption Plan whereby a Shareholder can redeem up to 2% of Fund Shares held on a quarterly basis. For the year ended December 31, 2001, EVD received $628,375 in redemption fees.

     Shareholders in Belmar Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to (i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. At December 31, 2001, the Preferred Shares were valued at $87.37 and the Common Shares had no value.

BELMAR CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
================================================================================

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

5    Investment Transactions
--------------------------------------------------------------------------------
     For the year ended December 31, 2001 increases and decreases of Belmar Capital's investment in Belvedere Capital aggregated $74,595,148 and $180,344,042, respectively, sales of Partnership Preference Units aggregated $17,712,076, there were no purchases of Partnership Preference Units and purchases and sales of other real property aggregated $48,651,593 and $49,080,499, respectively.

     Sales of Partnership Preference Units and other real property during the year ended December 31, 2001 were made to other funds sponsored by EVM.

6    Indirect Investment in Portfolio
--------------------------------------------------------------------------------
     Belvedere Capital's interest in the Portfolio at December 31, 2001, was $10,334,131,781, representing 56.4% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at December 31, 2001 was $2,129,845,069, representing 20.6% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the year ended December 31, 2001 totaled $105,790,876, of which $23,952,295 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the year ended December 31, 2001 totaled $43,414,135, of which $9,841,531 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $3,402,441 for the year ended December 31, 2001, representing $87,269 of operating expenses and $3,315,172 of service fees (Note 9).

7    Cancelable Interest Rate Swap Agreements
--------------------------------------------------------------------------------
     Belmar Capital has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of December 31, 2001, Belmar Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.

                                                                        UNREALIZED
           NOTIONAL                           INITIAL                   DEPRECIATION
           AMOUNT                             OPTIONAL     FINAL        AT
EFFECTIVE  (000'S    FIXED    FLOATING        TERMINATION  TERMINATION  DECEMBER 31,
DATE       OMITTED)  RATE     RATE            DATE         DATE         2001
---------------------------------------------------------------------------------------
3/00       $27,500     8.96%   LIBOR + 0.40%     3/05         3/30      $    (2,436,531)
3/00        19,146     9.09%   LIBOR + 0.40%     4/04         3/30           (1,532,942)
3/00        43,181     9.20%   LIBOR + 0.40%     6/03         3/30           (2,837,702)
3/00        21,766     9.24%   LIBOR + 0.40%     4/03         3/30           (1,342,028)
3/00        38,102     9.11%   LIBOR + 0.40%     2/04         3/30           (2,949,577)
3/00        20,659     9.13%   LIBOR + 0.40%     11/03        3/30           (1,511,706)
3/00        23,027     9.05%   LIBOR + 0.40%     7/04         3/30           (1,907,179)
5/00        10,773     9.54%   LIBOR + 0.40%     4/03         3/30             (751,770)
5/00        12,984     9.50%   LIBOR + 0.40%     6/03         3/30             (970,355)
5/00         9,608     9.46%   LIBOR + 0.40%     11/03        3/30             (816,822)
5/00        13,274     9.42%   LIBOR + 0.40%     2/04         3/30           (1,187,688)
5/00        12,063     9.38%   LIBOR + 0.40%     4/04         3/30           (1,110,698)
5/00        10,799     9.35%   LIBOR + 0.40%     7/04         3/30           (1,037,073)
5/00        41,185     9.31%   LIBOR + 0.40%     9/04         3/30           (4,018,391)
5/00         7,255     9.26%   LIBOR + 0.40%     3/05         3/30             (752,849)
7/00        22,982     9.17%   LIBOR + 0.40%     2/03         3/30           (1,221,975)
7/00        28,305     9.15%   LIBOR + 0.40%     4/03         3/30           (1,671,727)
7/00        32,404     9.13%   LIBOR + 0.40%     6/03         3/30           (2,056,481)
7/00         3,383     9.08%   LIBOR + 0.40%     11/03        3/30             (241,109)
7/00        12,062     9.00%   LIBOR + 0.40%     2/04         3/30             (878,731)
7/00        24,622    8.985%   LIBOR + 0.40%     4/04         3/30           (1,859,986)
7/00         9,184     8.97%   LIBOR + 0.40%     7/04         3/30             (726,630)
7/00        13,454     8.93%   LIBOR + 0.40%     9/04         3/30           (1,075,119)
7/00        17,888     8.87%   LIBOR + 0.40%     3/05         3/30           (1,500,071)
9/00        39,407     7.46%   LIBOR + 0.40%      --          9/10           (3,940,610)
11/00       11,776     8.34%   LIBOR + 0.40%     3/05         3/30             (635,430)
11/00        2,338     8.41%   LIBOR + 0.40%     9/04         3/30             (123,704)
11/00       23,636     8.48%   LIBOR + 0.40%     2/04         3/30           (1,161,401)
11/00       20,264     8.60%   LIBOR + 0.40%     6/03         3/30             (894,183)
11/00       28,629     8.66%   LIBOR + 0.40%     2/03         3/30           (1,088,842)
---------------------------------------------------------------------------------------
TOTAL                                                                   $   (44,239,310)
---------------------------------------------------------------------------------------

8    Debt
--------------------------------------------------------------------------------
     A Mortgages -- Rental property held by Bel Apartments is financed through mortgages. The mortgages are secured by the rental property, mortgage loan deposit accounts, including all subaccounts thereunder, and an assignment

BELMAR CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
================================================================================
     of certain leases and rents and are without recourse to the other assets of Belmar Capital's Shareholders. The value of the rental property securing the loans was $229,061,223 at December 31, 2001. Balances outstanding at December 31, 2001, excluding unamortized debt issuance costs, are as follows:



                                                    MONTHLY
                                          ANNUAL    PRINCIPAL AND  BALANCE AT
MATURITY                                  INTEREST  INTEREST       DECEMBER 31,
DATE                                      RATE      PAYMENT        2001
--------------------------------------------------------------------------------
October 1, 2010                              8.58%  $     165,866  $  21,254,807
October 1, 2010                              8.54%        458,550     58,981,566
October 1, 2010                              8.55%        364,480     46,840,813
October 1, 2010                              8.54%        207,681     26,713,539
October 1, 2010                              8.58%         92,172     11,812,894
October 1, 2027                              7.68%         73,293      9,867,224
--------------------------------------------------------------------------------
                                                    $   1,362,042  $ 175,470,843
--------------------------------------------------------------------------------

     Scheduled repayments of mortgages, excluding unamortized debt issuance costs, for the years subsequent to the year ended December 31, 2001 are as follows:

YEARS ENDING DECEMBER 31,

-------------------------------------------------------
2002                                      $   1,280,786
2003                                          1,394,999
2004                                          1,478,046
2005                                          1,651,200
2006                                          1,798,487
Thereafter                                  167,867,325
-------------------------------------------------------
                                          $ 175,470,843
-------------------------------------------------------

     B Credit Facility -- Belmar Capital has entered into a revolving securitization facility (the Commercial Paper Facility) of up to $700,000,000 with a special purpose commercial paper issuer (the CP Issuer) and Citicorp North America, Inc. as agent for the CP Issuer. The Commercial Paper Facility is supported by a committed liquidity facility (the Liquidity Facility) provided by Citibank, N.A., under which borrowings may be made for a maximum term of seven years from Belmar Capital's initial closing. The CP Issuer funds advances under the Commercial Paper Facility by issuing highly rated commercial paper notes. On borrowings under the Commercial Paper Facility, Belmar Capital pays a rate of interest equal to the CP Issuer's cost of funding plus a margin and certain fees and expenses. Interest expense includes a commitment fee of approximately 0.18% per year on the unused portion of the Commercial Paper Facility. In the event that the CP issuer is unable or unwilling to maintain advances to the Fund, it may assign its advances to the providers of the Liquidity Facility. Borrowings under the Liquidity Facility will be at an annual rate of one-month LIBOR plus 0.75%.

     Initial borrowings under the Commercial Paper Facility have been used to purchase qualifying assets, to pay organizational costs and selling expenses of the Fund, and to provide for short-term liquidity needs of the Fund. Additional borrowings under the Commercial Paper Facility may be made in the future for these purposes. At December 31, 2001, the amount outstanding under the Commercial Paper Facility totaled $613,500,000.

     C Note Payable -- The Bel Apartments Minority Shareholder loaned $700,000 to Bel Apartments during 2001. Interest on the note accrues at a rate of 10% per annum. The entire principal balance of the note plus accrued interest thereon is due in 2002. For the year ended December 31, 2001, interest accrued to the Bel Apartments Minority Shareholder totaled $9,444.

9    Management Fee and Other Transactions with Affiliates
--------------------------------------------------------------------------------
     Belmar Capital and the Portfolio have engaged BMR as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the year ended December 31, 2001 the advisory fee applicable to the Portfolio was 0.43% of average daily net assets. Belvedere Capital's allocated portion of the advisory fee totaled $42,233,575 of which $9,584,860 was allocated to Belmar Capital for the year ended December 31, 2001.

     In addition, Belmar Capital pays BMR, but for the fee cap described below, a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross assets of Belmar Capital reduced by the portion of the monthly advisory and management fees payable for such month by the Portfolio and BRC that is attributable to the value of Belmar Capital's direct or indirect investment therein (but no such reduction is made to the extent that any such fee or portion thereof has been waived by BMR). The term "gross assets" with respect to Belmar Capital is defined to include the current value of all of Belmar Capital's assets (including Belmar Capital's interest in Belvedere Capital and Belmar Capital's ratable share of the assets of its controlled subsidiaries), without reduction by any liabilities. BRC pays BMR a monthly management fee at a rate of 1/20 of

BELMAR CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
================================================================================
     1%(equivalent to 0.60% annually) of the average daily gross assets of BRC. The term "gross assets" with respect to BRC is defined to include the current value of all assets of BRC, including BRC's ratable share of the assets of its controlled subsidiaries, without reduction by any liabilities. For this purpose, the assets of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC. For the year ended December 31, 2001, the advisory and administrative fee payable to BMR by Belmar Capital, plus the management fee payable to BMR by BRC, less Belmar Capital's allocated share of the Portfolio's advisory fee, totaled $8,765,260.

     EVM and BMR do not receive separate compensation for serving as Manager of Belmar Capital and Manager of Belvedere Capital, respectively.

     As compensation for its services as placement agent, Belmar Capital pays EVD a monthly distribution fee at a rate of 1/120 of 1% (equivalent to 0.10% annually) of Belmar Capital's average daily net assets. For the year ended December 31, 2001, Belmar Capital's distribution fees paid or accrued to EVD totaled $2,189,875.

     BMR has agreed to waive a portion of the monthly advisory and administrative fee otherwise payable by Belmar Capital to the extent that such fee (prior to any reduction of such fees payable by the Portfolio that are attributable to the value of Belmar Capital's direct or indirect investment therein), together with the management fee payable to BMR and the monthly distribution fee payable to EVD, exceeds 1/20th of 1% (equivalent to 0.60% annually) of Belmar Capital's average daily gross assets (as defined above). For the year ended December 31, 2001, BMR has waived $2,189,875 of the advisory and administrative fee of Belmar Capital.

     Pursuant to a servicing agreement between Belvedere Capital and EVD, Belvedere Capital pays a servicing fee to EVD for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $14,628,710 for the year ended December 31, 2001, of which $3,315,172 was allocated to Belmar Capital. Pursuant to a servicing agreement between Belmar Capital and EVD, Belmar Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.25% of Belmar Capital's average daily net assets, less Belmar Capital's allocated share of the servicing fee payable by Belvedere Capital. For the year ended December 31, 2001, the servicing fee paid directly by Belmar Capital totaled $2,173,560. Of the amounts allocated to and incurred by Belmar Capital for the year ended December 31, 2001, $2,382,621 was paid to subagents.

     Bel Apartments indirectly holds real property through its interest in six operating partnerships. Each operating partnership has entered into a management agreement with an affiliate of the Bel Apartments Minority Shareholder (Note 1B). The management agreements provide for a management fee and allow for reimbursement to the manager for payroll and other direct expenses incurred by the manager for managing the Bel Apartments Properties. For the year ended December 31, 2001, Bel Apartments paid or accrued property management fees of $1,393,781.

BELMAR CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
INDEPENDENT AUDITORS' REPORT
================================================================================

TO THE SHAREHOLDERS OF BELMAR CAPITAL FUND LLC AND SUBSIDIARIES:
--------------------------------------------------------------------------------

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated portfolio of investments, of Belmar Capital Fund LLC and Subsidiaries (collectively, the Fund) as of December 31, 2001, and the related consolidated statements of operations and cash flows for the year then ended, the consolidated statement of changes in the net assets for each of the two years in the period then ended and financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2001 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2001, the results of its operations, and its cash flows for the year then ended, the changes in its net assets for each of the two years in the period then ended, and its financial highlights for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 1, 2002

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS
================================================================================

COMMON STOCKS -- 97.6%

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Aerospace and Defense -- 1.5%
--------------------------------------------------------------------------------
Boeing Company (The)                            361,794    $    14,030,371
Boeing Company (The)(1)(2)                      250,000          9,689,547
Boeing Company (The)(1)(2)                      200,000          7,752,122
General Dynamics Corp.                        1,505,000        119,858,200
Honeywell International, Inc.                   292,998          9,909,192
Northrop Grumman Corp.                          833,164         83,991,263
Raytheon Co., Class B                           313,564         10,181,423
Rockwell Collins, Inc.                          203,032          3,959,124
United Technologies Corp.                       291,354         18,830,209
--------------------------------------------------------------------------------
                                                           $   278,201,451
--------------------------------------------------------------------------------

Air Freight and Couriers -- 1.5%
--------------------------------------------------------------------------------
FedEx Corp.(3)                                1,631,578    $    84,646,267
Fedex Corp.(1)(2)(3)                             75,000          3,887,141
United Parcel Service, Inc., Class B          3,295,388        179,598,646
--------------------------------------------------------------------------------
                                                           $   268,132,054
--------------------------------------------------------------------------------

Airlines -- 0.0%
--------------------------------------------------------------------------------
Southwest Airlines Co.                           52,000    $       960,960
--------------------------------------------------------------------------------
                                                           $       960,960
--------------------------------------------------------------------------------

Auto Components -- 0.2%
--------------------------------------------------------------------------------
Aftermarket Technology Corp.(3)                  46,000    $       745,200
Arvinmeritor, Inc.                               53,849          1,057,594
Borg-Warner Automotive, Inc.                    230,270         12,031,607
Dana Corp.                                       46,137            640,382
Delphi Automotive Systems                         6,128             83,708
Federal Signal Corp.                            283,471          6,312,899
Johnson Controls                                240,591         19,427,723
TRW, Inc.                                         2,000             74,080
Visteon Corp.                                    15,135            227,630
--------------------------------------------------------------------------------
                                                           $    40,600,823
--------------------------------------------------------------------------------

Automobiles -- 0.1%
--------------------------------------------------------------------------------
DaimlerChrysler                                  19,952    $       831,400
Ford Motor Co.                                  179,556          2,822,620
General Motors Corp.                             13,596            660,766
Harley-Davidson, Inc.                           114,700          6,229,357

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Automobiles (continued)
--------------------------------------------------------------------------------
Honda Motor Co. Ltd. ADR                          5,000    $       407,550
--------------------------------------------------------------------------------
                                                           $    10,951,693
--------------------------------------------------------------------------------

Banks -- 7.0%
--------------------------------------------------------------------------------
AmSouth Bancorporation                        1,251,949    $    23,661,836
Associated Banc-Corp.                           624,922         22,053,497
Bank of America Corp.                         1,717,799        108,135,447
Bank of Granite Corp.                            22,500            444,825
Bank of Montreal                                273,104          6,207,654
Bank of New York Co., Inc. (The)                477,978         19,501,502
Bank One Corp.                                1,251,649         48,876,893
Banknorth Group, Inc.                            65,720          1,480,014
BB&T Corp.                                    1,016,764         36,715,348
Charter One Financial, Inc.                     544,901         14,794,062
City National Corp.                             130,000          6,090,500
Colonial Bancgroup, Inc. (The)                  396,090          5,580,908
Comerica, Inc.                                  222,464         12,747,187
Commerce Bancshares, Inc.                       206,545          8,053,190
Community First Bancshares, Inc.                418,000         10,738,420
Compass Bancshares, Inc.                        306,668          8,678,704
Credit Suisse Group                              55,136          2,352,292
Fifth Third Bancorp                             772,018         47,347,864
Fifth Third Bancorp(1)(2)                        81,626          5,001,158
First Citizens BancShares, Inc.                  65,900          6,441,725
First Financial Bancorp.                         51,122            902,303
First Midwest Bancorp, Inc.                     573,661         16,745,165
First Midwest Bancorp, Inc.(1)(2)                65,612          1,914,017
First Midwest Bancorp, Inc.(1)(2)               176,056          5,133,978
First Tennessee National Corp.                   30,912          1,120,869
FleetBoston Financial Corp.                     631,350         23,044,275
Golden West Financial Corp.                     121,800          7,167,930
GreenPoint Financial Corp.                      120,983          4,325,142
Greenpoint Financial Corp.(1)(2)                200,000          7,145,531
GreenPoint Financial Corp.(1)(2)                300,000         10,717,627
Hibernia Corp., Class A                         165,893          2,951,236
Huntington Bancshares, Inc.                     518,842          8,918,894
Investors Financial Services Corp.              205,701         13,619,463
Investors Financial Services Corp.(1)(2)         32,000          2,117,396
Keycorp                                         552,835         13,456,004
M&T Bank Corp.                                   33,977          2,475,224
Marshall and Ilsley Corp.                        92,887          5,877,889
Mellon Financial Corp.                          206,912          7,784,029


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Banks (continued)
--------------------------------------------------------------------------------
Mellon Financial Corp.(1)(2)                     15,000    $       564,018
National City Corp.                             567,618         16,597,150
National Commerce Financial Corp.             1,113,055         28,160,291
Northern Trust Corp.                          1,451,188         87,390,541
Pacific Century Financial Corp.                  49,425          1,279,613
PNC Financial Services Group, Inc.              171,634          9,645,831
Popular, Inc.                                       716             20,821
Regions Financial Corp.                       1,375,042         41,168,757
Royal Bank of Canada                            368,444         12,000,221
Royal Bank of Scotland Group PLC                 52,322          1,271,994
Royal Bank of Scotland Group PLC (A.V.S.)(3)     50,837             58,210
S&T Bancorp, Inc.                               100,000          2,428,000
Societe Generale, Class A                       809,647         45,298,997
SouthTrust Corp.                                332,978          8,214,567
Southwest Bancorporation of Texas, Inc.(3)      215,601          6,526,242
Southwest Bancorporation of
  Texas, Inc.(1)(2)(3)                          600,000         18,150,649
Sovereign Bancorporation, Inc.                  442,584          5,417,228
SunTrust Banks, Inc.                            311,574         19,535,690
Synovus Financial                             1,002,233         25,105,937
TCF Financial Corp.                             512,000         24,565,760
U.S. Bancorp                                  4,083,706         85,471,967
Union Planters Corp.                            408,979         18,457,222
Valley National Bancorp.                        323,780         10,668,551
Wachovia Corp.                                1,497,451         46,960,063
Washington Mutual, Inc.                       2,327,799         76,119,027
Wells Fargo & Co.                             2,972,457        129,153,257
Westamerica Bancorporation                      266,506         10,545,642
Whitney Holding Corp.                           245,252         10,754,300
Zions Bancorporation                            227,671         11,970,941
--------------------------------------------------------------------------------
                                                           $ 1,283,821,485
--------------------------------------------------------------------------------

Beverages -- 3.0%
--------------------------------------------------------------------------------
Anheuser-Busch Cos., Inc.                     2,291,559    $   103,601,382
Coca-Cola Company (The)                       3,068,681        144,688,309
Coca-Cola Enterprises, Inc.                     384,724          7,286,673
Panamerican Beverages, Inc., Class A             80,000          1,188,800
PepsiCo, Inc.                                 6,033,757        293,783,628
--------------------------------------------------------------------------------
                                                           $   550,548,792
--------------------------------------------------------------------------------

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Biotechnology -- 2.1%
--------------------------------------------------------------------------------
Amgen, Inc.(3)                                3,822,612    $   215,748,221
Celera Genomics Group - Applera Corp.(3)         47,100          1,257,099
Genzyme Corp.(3)                              1,616,207         96,746,151
Genzyme Corp.(1)(2)(3)                            9,605            574,385
Genzyme Corporation - Genzyme Biosurgery
  Division(3)                                    86,784            460,823
Gilead Sciences, Inc.(3)                         38,745          2,546,321
Incyte Genomics, Inc.(3)                      1,145,302         22,264,671
Invitrogen Corp.(3)                              37,645          2,331,355
Sepracor, Inc.(3)                               884,000         50,441,040
Vertex Pharmaceuticals, Inc.(3)                  83,000          2,040,970
--------------------------------------------------------------------------------
                                                           $   394,411,036
--------------------------------------------------------------------------------

Building Products -- 0.6%
--------------------------------------------------------------------------------
American Standard Companies, Inc.(3)            258,251    $    17,620,466
American Standard Companies, Inc.(1)(2)(3)       63,436          4,327,833
Masco Corp.                                   3,506,516         85,909,642
--------------------------------------------------------------------------------
                                                           $   107,857,941
--------------------------------------------------------------------------------

Chemicals -- 1.7%
--------------------------------------------------------------------------------
Airgas, Inc.(3)                                 536,219    $     8,107,631
Arch Chemicals, Inc.                              4,950            114,840
Bayer AG ADR                                     40,000          1,271,448
Dow Chemical Co. (The)                          183,245          6,190,016
DuPont (E.I.) de Nemours & Co.                1,173,241         49,874,475
Eastman Chemical Co.                                148              5,775
Ecolab, Inc.                                  2,064,867         83,110,897
International Flavors & Fragrances, Inc.        148,101          4,400,081
MacDermid, Inc.                                  61,937          1,049,832
Monsanto Co.                                  2,990,100        101,065,380
Olin Corp.                                        9,900            159,786
PPG Industries, Inc.                             23,542          1,217,592
RPM, Inc.                                       470,138          6,798,195
Sigma Aldrich Corp.                             615,000         24,237,150
Solutia, Inc.                                    99,629          1,396,799
Syngenta AG ADR(3)                               10,030            106,318
Valspar Corp.                                   768,316         30,425,314
--------------------------------------------------------------------------------
                                                           $   319,531,529
--------------------------------------------------------------------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Commercial Services and Supplies -- 5.1%
--------------------------------------------------------------------------------
Allied Waste Industries, Inc.(3)              1,675,000    $    23,550,500
Apollo Group, Inc.(3)                             5,066            228,021
Arbitron, Inc.(3)                                36,200          1,236,230
Automatic Data Processing, Inc.               3,247,523        191,279,105
Avery Dennison Corp.                          1,432,004         80,951,186
Banta Corp.                                      42,341          1,249,906
BISYS Group, Inc. (The)(3)                      107,746          6,894,667
BISYS Group, Inc. (The)(1)(2)(3)                 12,500            799,472
BISYS Group, Inc. (The)(1)(2)(3)                 20,000          1,279,032
Block (H&R), Inc.                               732,354         32,736,224
Bowne & Co., Inc.                               172,640          2,209,792
Cendant Corp.(3)                                192,150          3,768,061
Century Business Services, Inc.(3)              400,000            920,000
Ceridian Corp.(3)                               181,858          3,409,837
Certegy Inc.(3)                                  42,862          1,466,738
Cintas Corp.                                  1,410,561         67,706,928
Concord EFS, Inc.(3)                            551,454         18,076,662
Consolidated Graphics, Inc.(3)                   70,215          1,351,639
CSG Systems International, Inc.(3)               41,116          1,663,142
Deluxe Corp.                                     80,675          3,354,466
Donnelley (R.R.) & Sons Co.                     200,521          5,953,468
DST Systems, Inc.(3)                          2,017,634        100,579,055
eFunds Corp.(3)                                  44,484            611,655
Equifax, Inc.                                    85,724          2,070,235
First Data Corp.                              2,227,384        174,738,275
Harland (John H.) Co.                            51,540          1,139,034
HON Industries, Inc.                          1,270,418         35,127,058
Imagistics International Inc.(3)                  6,222             76,842
IMS Health, Inc.                                498,012          9,716,214
Manpower, Inc.                                  112,000          3,775,520
Miller (Herman), Inc.                           577,903         13,673,185
Navigant Consulting, Inc.(3)                    496,795          2,732,372
Navigant International, Inc.(3)                  59,630            682,763
Newpark Resources, Inc.(3)                       96,537            762,642
Paychex, Inc.                                   929,490         32,392,727
Pitney Bowes, Inc.                               77,782          2,925,381
ProQuest Company(3)                             115,000          3,899,650
ServiceMaster Co.                               704,262          9,718,816
Spherion Corp.(3)                                90,000            878,400
Staff Leasing, Inc.                              78,125            198,437
Steelcase, Inc., Class A                        123,000          1,810,560
Sylvan Learning Systems, Inc.(3)                815,396         17,995,790

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Commercial Services and Supplies (continued)
--------------------------------------------------------------------------------
Valassis Communications, Inc.(3)                775,000    $    27,605,500
Viad Corp.                                       40,314            954,636
Waste Management, Inc.                        1,399,736         44,665,576
Workflow Management, Inc.(3)                     79,507            379,248
--------------------------------------------------------------------------------
                                                           $   939,194,647
--------------------------------------------------------------------------------

Communications Equipment -- 1.5%
--------------------------------------------------------------------------------
3Com Corp.(3)                                   873,949    $     5,575,795
ADC Telecommunications, Inc.(3)                 937,781          4,313,793
Advanced Fibre Communication, Inc.(3)            15,000            265,050
Alcatel S.A. ADR                                 43,728            723,698
Avaya, Inc.(3)                                   68,903            837,171
CIENA Corp.(3)                                  702,026         10,045,992
Cisco Systems, Inc.(3)                        5,430,799         98,351,770
Comverse Technology, Inc.(3)                    386,378          8,643,276
Corning, Inc.                                   705,943          6,297,012
Enterasys Networks, Inc.(3)                     989,660          8,758,491
JDS Uniphase Corp.(3)                           266,080          2,309,574
Lucent Technologies, Inc.                       954,951          6,006,642
Marconi PLC                                      23,088             14,015
McData Corp., Class A(3)                         23,016            563,892
Motorola, Inc.                                  551,445          8,282,704
Nokia Corp., Class A, ADR                     2,881,697         70,688,027
Nortel Networks Corp.                         2,131,110         15,983,325
Qualcomm, Inc.(3)                               344,112         17,377,656
Riverstone Networks, Inc.(3)                     46,005            763,683
Telefonaktiebolaget LM Ericsson, Class B ADR  1,816,000          9,479,520
Tellabs, Inc.(3)                                338,790          5,068,298
--------------------------------------------------------------------------------
                                                           $   280,349,384
--------------------------------------------------------------------------------

Computers and Peripherals -- 3.2%
--------------------------------------------------------------------------------
Compaq Computer Corp.                            82,245    $       802,711
Dell Computer Corp.(3)                        3,630,589         98,679,409
EMC Corp.(3)                                  1,075,543         14,455,298
Gateway, Inc.(3)                              1,149,407          9,241,232
Hewlett-Packard Co.                           1,991,489         40,905,184
International Business Machines Corp.         1,039,334        125,717,841
Lexmark International, Inc.(3)                4,536,940        267,679,460
Network Appliance, Inc.(3)                      488,000         10,672,560
Palm, Inc.(3)                                 1,304,605          5,061,867


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Computers and Peripherals (continued)
--------------------------------------------------------------------------------
Sun Microsystems, Inc.(3)                       537,670    $     6,613,341
--------------------------------------------------------------------------------
                                                           $   579,828,903
--------------------------------------------------------------------------------

Construction and Engineering -- 0.1%
--------------------------------------------------------------------------------
Dycom Industries(3)                             160,464    $     2,681,353
Jacobs Engineering Group, Inc.(3)               176,233         11,631,378
Salient 3 Communications, Inc., Class A          78,125             76,953
--------------------------------------------------------------------------------
                                                           $    14,389,684
--------------------------------------------------------------------------------

Construction Materials -- 0.1%
--------------------------------------------------------------------------------
CRH PLC                                         329,450    $     5,806,873
Vulcan Materials Co.                            136,109          6,525,065
--------------------------------------------------------------------------------
                                                           $    12,331,938
--------------------------------------------------------------------------------
Containers and Packaging -- 0.1%
--------------------------------------------------------------------------------
Bemis Co., Inc.                                 141,000    $     6,934,380
Caraustar Industries, Inc.                      264,862          1,835,494
Sealed Air Corp.(3)                             174,914          7,139,989
Sonoco Products Co.                             160,690          4,271,140
Temple Inland, Inc.                              12,632            716,613
--------------------------------------------------------------------------------
                                                           $    20,897,616
--------------------------------------------------------------------------------

Distributors -- 0.0%
--------------------------------------------------------------------------------
MSC Industrial Direct Co.(3)                      5,000    $        98,750
--------------------------------------------------------------------------------
                                                           $        98,750
--------------------------------------------------------------------------------

Diversified Financials -- 5.7%
--------------------------------------------------------------------------------
Affiliated Managers Group, Inc.(3)               13,680    $       964,166
American Express Co.                            969,588         34,604,596
ANC Rental Corp.(1)(3)                          689,786              6,898
Capital One Financial Corp.                     836,371         45,122,215
Citigroup                                     3,970,061        200,408,679
E*Trade Group, Inc.(3)                          288,290          2,954,972
Fannie Mae                                    1,006,357         80,005,381
Federated Investors, Inc.                     1,634,947         52,122,110
Finova Group, Inc.(3)                           175,587            107,108
FirstPlus Financial Group, Inc.(3)              120,000              9,600
Franklin Resources, Inc.                      1,896,536         66,890,825
Freddie Mac                                     498,106         32,576,132
Freddie Mac(1)(2)                                20,000          1,307,346

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Diversified Financials (continued)
--------------------------------------------------------------------------------
Goldman Sachs Group, Inc.                         9,627    $       892,904
Household International, Inc.                 1,603,743         92,920,869
ING Groep NV ADR                                210,570          5,359,007
J.P. Morgan Chase & Co.                         421,490         15,321,162
Knight Trading Group, Inc.(3)                 1,750,000         19,285,000
Legg Mason, Inc.                                217,641         10,877,697
MBNA Corp.                                      131,157          4,616,726
MBNA Corp.(1)(2)                                113,797          3,998,444
Merrill Lynch & Co., Inc.(1)(2)                 150,000          7,812,625
Merrill Lynch & Co., Inc.                     1,676,195         87,363,283
Morgan Stanley Dean Witter & Co.              3,015,769        168,702,118
Nuveen (John) Co. (The), Class A                 75,000          4,011,000
Providian Financial Corp.                       893,096          3,170,491
Raymond James Financial, Inc.(1)(2)              70,000          2,481,924
Schwab (Charles) Corp.                          699,540         10,821,884
Schwab (Charles) Corp.(1)(2)                    133,650          2,063,844
State Street Corp.                              328,000         17,138,000
Stilwell Financial, Inc.                         95,458          2,598,367
T. Rowe Price Group, Inc.                       137,827          4,786,732
Ubs AG-Registered Foreign(3)                      9,183            459,150
USA Education, Inc.                             601,539         50,541,307
Waddell & Reed Financial, Inc., Class A         150,751          4,854,182
--------------------------------------------------------------------------------
                                                           $ 1,037,156,744
--------------------------------------------------------------------------------

Diversified Telecommunication -- 2.6%
--------------------------------------------------------------------------------
Alltel Corp.                                  1,375,801    $    84,928,196
American Tower Corp., Class A(3)                 93,218            882,774
AT&T Corp.                                    1,181,497         21,432,356
BellSouth Corp.                               1,439,465         54,915,590
Broadwing, Inc.(3)                              764,587          7,263,577
Citizens Communications Co.(3)                   59,563            634,942
Deutsche Telekom AG ADR(3)                    1,616,197         27,313,734
Global Crossing Ltd.(3)                         124,289            104,403
ITC Deltacom, Inc.(3)                         1,118,041            972,696
McLeodUSA, Inc.(3)                            1,608,292            595,068
NTL, Inc.(3)                                    400,390            376,367
PTEK Holdings, Inc.(3)                           28,000             95,200
Qwest Communications International(3)            81,903          1,157,289
RSL Communications Ltd.(3)                      747,161              5,230
SBC Communications, Inc.                      4,236,990        165,962,898
Sprint Corp.                                  2,656,796         53,348,464
Talk America Holdings, Inc.(3)                  247,376            101,424


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Diversified Telecommunication (continued)
--------------------------------------------------------------------------------
Telecom Corp. of New Zealand Ltd. ADR             8,000    $       134,000
Verizon Communications, Inc.                    197,052          9,352,088
Williams Communications Group, Inc.(3)            4,086              9,602
Winstar Communications, Inc.(3)                  17,136                296
Worldcom, Inc. - MCI Group(3)                   105,035          1,333,945
WorldCom, Inc. - Worldcom Group(3)            2,799,665         39,419,283
--------------------------------------------------------------------------------
                                                           $   470,339,422
--------------------------------------------------------------------------------

Electric Utilities -- 0.3%
--------------------------------------------------------------------------------
AES Corp.(3)                                     69,254    $     1,132,303
Ameren Corp.                                      5,000            211,500
American Electric Power, Inc.                       960             41,789
Dominion Resources, Inc.                        210,464         12,648,886
Duke Energy Corp.                                 9,234            362,527
Exelon Corp.                                    500,000         23,940,000
P G & E Corp.(3)                                 47,705            917,844
Teco Energy, Inc.                                40,000          1,049,600
TXU Corp.                                       250,196         11,796,741
Wisconsin Energy Corp.                            9,576            216,035
--------------------------------------------------------------------------------
                                                           $    52,317,225
--------------------------------------------------------------------------------

Electrical Equipment -- 0.3%
--------------------------------------------------------------------------------
American Power Conversion Corp.(3)              436,671    $     6,314,263
Baldor Electric Co.                             149,060          3,115,354
Emerson Electric Co.                            522,858         29,855,192
Energizer Holdings, Inc.(3)                      92,626          1,764,525
Molex, Inc., Class A                            112,582          3,045,343
Rockwell International Corp.                    203,032          3,626,152
Tecumseh Products Co., Class A                  156,420          7,919,545
Thomas and Betts Corp.                          132,863          2,810,052
--------------------------------------------------------------------------------
                                                           $    58,450,426
--------------------------------------------------------------------------------

Electronic Equipment - Instruments -- 0.8%
--------------------------------------------------------------------------------
Agilent Technologies, Inc.(3)                   517,438    $    14,752,157
Arrow Electronics, Inc.(3)                        8,750            261,625
Flextronics International Ltd.(3)               204,816          4,913,536
Jabil Circuit, Inc.(3)                        2,127,971         48,347,501
Millipore Corp.                                 101,440          6,157,408
PerkinElmer, Inc.                               300,081         10,508,837
Plexus Corp.(3)                                 132,189          3,510,940
Plexus Corp.(1)(2)(3)                            77,757          2,063,935

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Electronic Equipment - Instruments (continued)
--------------------------------------------------------------------------------
Sanmina-SCI Corp.(3)                          1,186,972    $    23,620,743
Solectron Corp.(3)                            1,818,848         20,516,605
Teledyne Technologies, Inc.(3)                    6,117             99,646
Waters Corp.(3)                                 198,320          7,684,900
X-Rite, Inc.                                    428,000          3,642,280
--------------------------------------------------------------------------------
                                                           $   146,080,113
--------------------------------------------------------------------------------

Energy Equipment and Services -- 1.1%
--------------------------------------------------------------------------------
Baker Hughes, Inc.                              977,604    $    35,653,218
Core Laboratories NV(3)                         205,000          2,874,100
Grant Prideco, Inc.(3)                          163,681          1,882,332
Halliburton Co.                                 504,383          6,607,417
Nabors Industries, Inc.(3)                      572,000         19,636,760
National-Oilwell, Inc.(3)                       641,199         13,215,111
National-Oilwell, Inc.(1)(2)(3)                  45,730            941,965
Noble Drilling, Inc.(3)                         170,000          5,786,800
Patterson-UTI Energy, Inc.(3)                   200,000          4,662,000
Schlumberger Ltd.                             1,455,913         80,002,419
Smith International, Inc.(3)                     70,000          3,753,400
Transocean Sedco Forex, Inc.                     73,657          2,491,080
Weatherford International(3)                    663,681         24,728,754
--------------------------------------------------------------------------------
                                                           $   202,235,356
--------------------------------------------------------------------------------

Food and Drug Retailing -- 1.9%
--------------------------------------------------------------------------------
Albertson's, Inc.                             1,049,367    $    33,044,567
Casey's General Stores, Inc.                     91,201          1,358,895
CVS Corp.                                       961,153         28,450,129
Kroger Co. (The)(3)                           1,066,630         22,260,568
Safeway, Inc.(3)                              1,992,734         83,196,645
Sysco Corp.                                   5,842,567        153,192,107
Sysco Corp.(1)(2)                                44,744          1,172,528
Walgreen Co.                                    643,194         21,649,910
Winn-Dixie Stores, Inc.                         506,616          7,219,278
--------------------------------------------------------------------------------
                                                           $   351,544,627
--------------------------------------------------------------------------------

Food Products -- 2.3%
--------------------------------------------------------------------------------
Archer-Daniels-Midland Co.                      234,652    $     3,367,256
Campbell Soup Co.                             1,243,047         37,129,814
Conagra Foods, Inc.                           1,544,015         36,701,237
Dean Foods Co.(3)                               128,072          8,734,510
Flowers Foods, Inc.(3)                           98,255          3,922,340


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Food Products (continued)
--------------------------------------------------------------------------------
General Mills, Inc.                             254,545    $    13,238,885
Heinz (H.J.) Co.                                191,876          7,889,941
Hershey Foods Corp.                             744,421         50,397,302
Kellogg Co.                                     101,647          3,059,575
Kraft Foods, Inc.(3)                            387,000         13,169,610
McCormick & Co., Inc.                           458,870         19,258,774
Riviana Foods, Inc.                             250,000          4,437,500
Sara Lee Corp.                                3,092,508         68,746,453
Smithfield Foods, Inc.(3)                     4,207,530         92,733,961
Tyson Foods, Inc.                               405,548          4,684,079
Unilever ADR                                    400,000         23,044,000
Wrigley (Wm.) Jr. Co.                           441,026         22,655,506
--------------------------------------------------------------------------------
                                                           $   413,170,743
--------------------------------------------------------------------------------

Gas Utilities -- 0.6%
--------------------------------------------------------------------------------
El Paso Corporation                             175,909    $     7,847,300
Enron Corp.                                      17,000             10,200
Kinder Morgan, Inc.(1)(2)                       500,000         27,829,337
Kinder Morgan, Inc.                           1,288,072         71,732,730
National Fuel Gas Co.                             4,000             98,800
--------------------------------------------------------------------------------
                                                           $   107,518,367
--------------------------------------------------------------------------------

Health Care Equipment and Supplies -- 2.5%
--------------------------------------------------------------------------------
Applied Biosystems Group - Applera Corp.        444,800    $    17,467,296
Bausch & Lomb, Inc.                             145,054          5,462,734
Baxter International, Inc.                    3,262,710        174,979,137
Becton, Dickinson and Co.                       255,921          8,483,781
Biomet, Inc.                                    334,411         10,333,300
Biomet, Inc.(1)(2)                               76,929          2,374,749
Boston Scientific Corp.(3)                      544,685         13,137,802
Dentsply International, Inc.                     49,550          2,487,410
Edwards Lifesciences Corp.(3)                   295,714          8,170,578
Guidant Corp.(3)                                 54,616          2,719,877
Hillenbrand Industries, Inc.                    647,898         35,809,322
Lumenis Ltd.(3)                                 112,000          2,206,400
Medtronic, Inc.                               3,100,748        158,789,305
St. Jude Medical, Inc.(3)                         5,007            388,794
Steris Corp.(3)                                  56,377          1,030,008
VISX, Inc.(3)                                    50,000            662,500
Zimmer Holdings, Inc.(3)                        244,725          7,473,902
--------------------------------------------------------------------------------
                                                           $   451,976,895
--------------------------------------------------------------------------------

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Health Care Providers and Services -- 1.9%
--------------------------------------------------------------------------------
Andrx Group(3)                                   93,750    $     6,600,938
Andrx Group(1)(2)(3)                            300,000         21,108,478
Beverly Enterprises, Inc.(3)                    357,143          3,071,430
Cardinal Health, Inc.                         1,727,365        111,691,421
Cardinal Health, Inc.(1)(2)                      36,150          2,336,144
Caremark Rx, Inc.(3)                             17,696            288,622
CIGNA Corp.                                      11,236          1,041,015
Covance, Inc.(3)                                 58,750          1,333,625
Cybear Group(3)                                   2,326                768
FPA Medical Management, Inc.(1)(3)              315,000              3,150
HCA - The Healthcare Company                     53,310          2,054,567
Health Management Associates, Inc.,
   Class A(3)                                 1,936,833         35,637,727
HealthSouth Corp.(3)                            314,854          4,666,136
IDX Systems Corp.(3)                             60,000            780,600
LabOne, Inc.(3)                                  53,940            830,676
McKesson HBOC, Inc.                              49,513          1,851,786
Orthodontic Centers of America, Inc.(3)         100,000          3,050,000
Pacificare Health Systems, Inc., Class A(3)      19,500            312,000
Parexel International Corp.(3)                   35,000            502,250
PhyCor, Inc.(3)                                 312,500             10,938
Quest Diagnostics, Inc.(3)                      481,250         34,510,438
Quintiles Transnational Corp.(3)                417,372          6,698,821
Renal Care Group, Inc.(3)                       371,007         11,909,325
Response Oncology, Inc.(3)                       44,761              2,462
Schein (Henry), Corp.(3)                      1,125,194         41,665,934
Schein (Henry), Corp.(1)(2)(3)                  147,354          5,453,790
Service Corp. International(3)                  145,389            725,491
Stewart Enterprises, Inc.(3)                    114,000            682,860
Sunrise Assisted Living, Inc.(3)                354,000         10,304,940
Synavant, Inc.(3)                                24,900             99,600
Tenet Healthcare Corp.(3)                       302,641         17,771,080
UnitedHealth Group, Inc.                         68,371          4,838,616
Ventiv Health, Inc.(3)                          160,833            588,649
Wellpoint Health Networks, Inc.(3)              200,000         23,370,000
--------------------------------------------------------------------------------
                                                           $   355,794,277
--------------------------------------------------------------------------------

Hotels, Restaurants and Leisure -- 1.2%
--------------------------------------------------------------------------------
Brinker International, Inc.(3)                  582,237    $    17,327,373
Carnival Corp.                                   54,748          1,537,324
Carnival Corp.(1)(2)                            500,000         14,032,980


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Hotels, Restaurants and Leisure (continued)
--------------------------------------------------------------------------------
CBRL Group, Inc.                                 62,047    $     1,826,664
Evans (Bob) Farms, Inc.                          51,662          1,269,335
International Game Technology(1)(2)(3)          100,000          6,826,585
International Speedway Corp., Class A           118,344          4,627,250
Jack in the Box, Inc.(3)                        500,000         13,770,000
Lone Star Steakhouse and Saloon, Inc.           145,981          2,164,898
Marriott International, Inc., Class A           282,392         11,479,235
McDonald's Corp.                              1,434,823         37,979,765
MGM Mirage, Inc.(3)                             269,445          7,778,877
Outback Steakhouse, Inc.(3)                   1,285,923         44,042,863
Outback Steakhouse, Inc.(1)(2)(3)               325,000         11,123,597
Papa John's International, Inc.(3)              199,997          5,495,918
Royal Caribbean Cruises Ltd.                    500,000          8,100,000
Sonic Corp.(3)                                   71,007          2,556,252
Starbucks Corp.(3)                            1,368,000         26,060,400
Tricon Global Restaurants, Inc.(3)              219,875         10,817,850
--------------------------------------------------------------------------------
                                                           $   228,817,166
--------------------------------------------------------------------------------

Household Durables -- 0.4%
--------------------------------------------------------------------------------
Blyth Industries, Inc.                        1,258,693    $    29,264,612
Department 56, Inc.(3)                          255,162          2,194,393
Fortune Brands, Inc.                             69,838          2,764,886
Helen of Troy Ltd.(3)                            20,000            248,200
Interface, Inc.                                 207,000          1,161,270
Interface, Inc.(1)                               54,608            306,351
Leggett & Platt, Inc.                           878,704         20,210,192
Maytag Corp.                                     27,073            840,075
Newell Rubbermaid, Inc.                         426,562         11,760,314
Snap-On, Inc.                                    51,429          1,731,100
Water Pik Technologies, Inc.(3)                   2,141             18,605
--------------------------------------------------------------------------------
                                                           $    70,499,998
--------------------------------------------------------------------------------

Household Products -- 1.1%
--------------------------------------------------------------------------------
Clorox Co.                                       53,688    $     2,123,360
Colgate-Palmolive Co.                           608,213         35,124,301
Kimberly-Clark Corp.                          1,784,920        106,738,216
Procter & Gamble Co.                            718,761         56,875,558
--------------------------------------------------------------------------------
                                                           $   200,861,435
--------------------------------------------------------------------------------

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Industrial Conglomerates -- 1.9%
--------------------------------------------------------------------------------
General Electric Co.                          5,842,676    $   234,174,454
Minnesota Mining & Manufacturing Co.            196,745         23,257,226
Teleflex, Inc.                                   47,559          2,250,016
Tyco International Ltd.                       1,540,147         90,714,658
--------------------------------------------------------------------------------
                                                           $   350,396,354
--------------------------------------------------------------------------------

Insurance -- 6.5%
--------------------------------------------------------------------------------
21st Century Insurance Group                     70,700    $     1,375,115
Aegon, NV ADR                                 2,909,484         77,886,887
Aflac Corp.                                   1,004,964         24,681,916
Allmerica Financial Corp.                         1,500             66,825
Allstate Corp. (The)                             79,921          2,693,338
American International Group, Inc.            5,687,070        451,553,358
AON Corp.                                       725,165         25,757,861
Axa ADR                                         200,000          4,204,000
Berkshire Hathaway, Inc.(3)                         511         38,631,600
Berkshire Hathaway, Inc., Class B(3)             39,512         99,767,800
Chubb Corp.                                     104,451          7,207,119
Commerce Group, Inc.                            120,000          4,522,800
Delphi Financial Group, Inc.                      6,448            214,718
Gallagher (A.J.) and Co.                        993,779         34,275,438
Hartford Financial Services Group               130,205          8,180,780
Jefferson-Pilot Corp.                           121,089          5,602,788
Kansas City Life Insurance Co.                   70,800          2,626,680
Lincoln National Corp.                           26,903          1,306,679
Marsh & McLennan Cos., Inc.                   2,230,877        239,707,734
Mercury General Corp.                             2,000             87,320
MetLife, Inc.                                 1,985,000         62,884,800
MGIC Investment Corp.                           765,000         47,215,800
Old Republic International Corp.                 38,403          1,075,668
Progressive Corp.                               197,650         29,509,145
Protective Life Corp.                            37,271          1,078,250
Radian Group, Inc.                               30,800          1,322,860
Safeco Corp.                                     19,809            617,050
St. Paul Cos., Inc. (The)                       323,841         14,239,289
Torchmark Corp.                                 282,104         11,095,150
UICI(3)                                         100,854          1,361,529
--------------------------------------------------------------------------------
                                                           $ 1,200,750,297
--------------------------------------------------------------------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Internet and Catalog Retail -- 0.0%
--------------------------------------------------------------------------------
Land's End Inc.(3)                              130,000    $     6,520,800
School Specialty, Inc.(3)                        66,255          1,515,914
--------------------------------------------------------------------------------
                                                           $     8,036,714
--------------------------------------------------------------------------------

Internet Software and Services -- 0.2%
--------------------------------------------------------------------------------
At Home Corp., Series A(3)                      371,895    $         2,157
Check Point Software Technologies Ltd.(3)       343,568         13,704,928
Retek, Inc.(3)                                  554,364         16,558,853
--------------------------------------------------------------------------------
                                                           $    30,265,938
--------------------------------------------------------------------------------

IT Consulting and Services -- 1.6%
--------------------------------------------------------------------------------
Accenture Ltd., Class A(3)                    1,038,000    $    27,942,960
Acxiom Corp.(3)                                 579,019         10,115,462
Affiliated Computer Services, Inc.(3)            20,000          2,122,600
Affiliated Computer Services, Inc.(1)(2)(3)      80,327          8,519,244
Computer Sciences Corp.(3)                    1,890,302         92,586,992
Edwards (J.D.) & Co.(3)                         891,844         14,670,834
Electronic Data Systems Corp.                   157,612         10,804,303
Gartner Group, Inc.(3)                            4,811             56,241
Gartner Group, Inc., Class B(3)                  92,416          1,035,059
Keane, Inc.(3)                                  173,924          3,135,850
Perot Systems Corp., Class A(1)(2)(3)           400,000          8,162,895
Perot Systems Corp.(3)                          347,730          7,100,647
Safeguard Scientifics, Inc.(3)                   26,579             93,027
Sapient Corp.(3)                              2,049,828         15,824,672
SunGard Data Systems, Inc.(3)                 3,430,781         99,252,494
--------------------------------------------------------------------------------
                                                           $   301,423,280
--------------------------------------------------------------------------------

Leisure Euipment and Products -- 0.0%
--------------------------------------------------------------------------------
Callaway Golf Co.                                35,715    $       683,942
Eastman Kodak Co.                               157,202          4,626,455
Mattel, Inc.                                     22,091            379,965
--------------------------------------------------------------------------------
                                                           $     5,690,362
--------------------------------------------------------------------------------

Machinery -- 0.9%
--------------------------------------------------------------------------------
Deere & Co.                                   1,650,000    $    72,039,000
Dionex Corp.(3)                                 362,140          9,238,191
Donaldson Co., Inc.                              40,220          1,562,145
Dover Corp.                                     586,188         21,729,989
Illinois Tool Works, Inc.                       544,318         36,861,215
Nordson Corp.                                   163,978          4,330,659

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Machinery (continued)
--------------------------------------------------------------------------------
Paccar, Inc.                                     12,894    $       846,104
Pall Corp.                                      216,000          5,196,960
Parker-Hannifin Corp.                           159,137          7,305,980
Regal-Beloit Corp.                              265,000          5,777,000
SPX Corp.(3)                                     47,862          6,552,308
Wabtec                                          232,061          2,854,350
--------------------------------------------------------------------------------
                                                           $   174,293,901
--------------------------------------------------------------------------------

Media -- 6.4%
--------------------------------------------------------------------------------
Advo, Inc.(3)                                   670,000    $    28,810,000
AOL Time Warner, Inc.(3)                      2,133,278         68,478,224
Belo (A.H.) Corp.                               542,924         10,179,825
Cablevision Systems New York Group(3)           130,000          6,168,500
Cablevision Systems-Rainbow Media Group(3)       65,000          1,605,500
Catalina Marketing Corp.(3)                      86,297          2,994,506
Clear Channel Communications, Inc.(3)           340,290         17,324,164
Comcast Corp., Class A(3)                     4,199,177        151,170,372
Cox Communications, Inc., Class A(3)          1,508,036         63,201,789
Disney (Walt) Co.                             4,461,891         92,450,382
Dow Jones & Co., Inc.                           376,300         20,594,899
E.W. Scripps Co., Class A                        25,533          1,685,178
Gannett Co., Inc.                               708,627         47,640,993
Gaylord Entertainment Co.(3)                    428,482         10,540,657
General Motors Corp., Class H(3)              1,175,262         18,157,798
Harte-Hanks, Inc.                               128,869          3,630,240
Havas Advertising ADR(3)                      3,142,938         22,786,301
Interpublic Group Cos., Inc.                  1,571,697         46,427,929
Interpublic Group Cos., Inc.(1)(2)               26,126            771,280
Lamar Advertising Co.(3)                        857,818         36,320,014
Liberty Media Corp., Class A(3)               1,478,536         20,699,504
Liberty Media Corp., Class B(3)                  32,876            499,715
MacClatchy Co. (The), Class A                    48,066          2,259,102
McGraw-Hill Companies, Inc. (The)             1,428,164         87,089,441
Meredith Corp.                                  190,000          6,773,500
New York Times Co. (The), Class A               317,259         13,721,452
Omnicom Group, Inc.                           2,324,141        207,661,998
Publicis Groupe SA                              293,650          7,776,865
Reuters Holdings PLC ADR                        270,131         16,205,159
Shaw Communications Inc., Class B                20,000            424,000
TMP Worldwide, Inc.(3)                        1,404,426         60,249,875
Tribune Co.                                      62,327          2,332,900


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Media (continued)
--------------------------------------------------------------------------------
Univision Communications, Inc.(3)               663,184    $    26,832,425
Viacom, Inc., Class A(3)                         21,774            963,500
Viacom, Inc., Class B(3)                        640,391         28,273,263
Vivendi Universal ADR                           490,725         26,396,098
Washington Post Co. (The), Class B                3,600          1,908,000
Westwood One, Inc.(3)                           122,400          3,678,120
WPP Group PLC                                   488,000          5,392,595
WPP Group PLC ADR                               155,310          8,371,209
--------------------------------------------------------------------------------
                                                           $ 1,178,447,272
--------------------------------------------------------------------------------

Metals and Mining -- 0.5%
--------------------------------------------------------------------------------
Alcoa, Inc.                                   1,931,687    $    68,671,473
Allegheny Technologies, Inc.                     21,408            358,584
Nucor Corp.                                     239,966         12,708,599
Phelps Dodge Corp.                               22,194            719,086
Steel Dynamics, Inc.(3)                         311,800          3,619,998
Worthington Industries                          147,466          2,094,017
--------------------------------------------------------------------------------
                                                           $    88,171,757
--------------------------------------------------------------------------------

Multi - Utilities -- 0.1%
--------------------------------------------------------------------------------
Dynegy, Inc.                                    451,500    $    11,513,250
Dynegy, Inc.(1)(2)                               63,525          1,618,893
Williams Cos., Inc. (The)                       222,833          5,686,698
--------------------------------------------------------------------------------
                                                           $    18,818,841
--------------------------------------------------------------------------------

Multiline Retail -- 2.7%
--------------------------------------------------------------------------------
99 Cents Only Stores(3)                         856,674    $    32,639,279
Costco Wholesale Corporation(3)                  20,435            906,905
Costco Wholesale Corporation(1)(2)(3)            56,823          2,520,071
Dollar General Corp.                            249,983          3,724,747
Dollar Tree Stores, Inc.(3)                   1,217,053         37,619,108
Family Dollar Stores                          2,618,411         78,499,962
Kohl's Corp.(3)                                  49,500          3,486,780
May Department Stores Co. (The)                 569,660         21,066,027
Neiman Marcus Group, Inc. (The), Class B(3)      65,206          1,936,618
Nordstrom, Inc.                                  65,692          1,328,949
Penney (J.C.) Company, Inc.                     837,309         22,523,612
Sears Roebuck & Co.                              15,750            750,330
Target Corporation                            2,753,362        113,025,510
Wal-Mart Stores, Inc.                         2,874,863        165,448,366

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Multiline Retail (continued)
--------------------------------------------------------------------------------
Wal-Mart Stores, Inc.(1)(2)                      40,000    $     2,297,856
--------------------------------------------------------------------------------
                                                           $   487,774,120
--------------------------------------------------------------------------------

Office - Electronics -- 0.0%
--------------------------------------------------------------------------------
Ikon Office Solutions, Inc.                      99,415    $     1,162,161
Xerox Corp.                                      20,000            208,400
Zebra Technologies Corp.(3)                       6,000            333,060
--------------------------------------------------------------------------------
                                                           $     1,703,621
--------------------------------------------------------------------------------

Oil and Gas -- 3.6%
--------------------------------------------------------------------------------
Anadarko Petroleum Corp.                      2,961,941    $   168,386,346
Apache Corp.                                    886,372         44,212,250
Ashland, Inc.                                   106,674          4,915,538
BP Amoco PLC ADR                              1,328,827         61,803,744
Burlington Resources, Inc.                      928,629         34,860,733
ChevronTexaco Corp.                             999,818         89,593,691
Devon Energy Corp.                              724,853         28,015,568
Exxon Mobil Corp.                             3,612,103        141,955,648
Kerr - McGee Corp.                              267,327         14,649,520
Murphy Oil Corp.                                 29,700          2,495,988
Newfield Exploration Co.(3)                      60,000          2,130,600
Ocean Energy Inc.                               900,000         17,280,000
Pennzoil-Quaker State Co.                        74,457          1,075,904
Phillips Petroleum Co.                          510,102         30,738,747
Royal Dutch Petroleum Co.                        56,824          2,785,512
Syntroleum Corp.(3)                               2,735             19,419
USX-Marathon Group                              350,000         10,500,000
Valero Energy Corp.                              51,510          1,963,561
--------------------------------------------------------------------------------
                                                           $   657,382,769
--------------------------------------------------------------------------------

Paper and Forest Products -- 0.3%
--------------------------------------------------------------------------------
Georgia-Pacific Corp. - G-P Group               647,827    $    17,886,503
International Paper Co.                         219,061          8,839,111
Louisiana Pacific Corp.                          70,750            597,130
Mead Corporation (The)                           38,768          1,197,544
Plum Creek Timber Co., Inc.                     417,984         11,849,846
Westvaco Corp.                                   47,000          1,337,150
Weyerhaeuser Co.                                119,608          6,468,401
Willamette Industries, Inc.                     156,412          8,152,193
--------------------------------------------------------------------------------
                                                           $    56,327,878
--------------------------------------------------------------------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Personal Products -- 0.6%
--------------------------------------------------------------------------------
Avon Products, Inc.                             134,700    $     6,263,550
Gillette Co.                                  1,088,640         36,360,576
Lauder (Estee) Companies, Inc.                2,092,312         67,079,523
--------------------------------------------------------------------------------
                                                           $   109,703,649
--------------------------------------------------------------------------------

Pharmaceutical -- 9.4%
--------------------------------------------------------------------------------
Abbott Laboratories                           4,303,053    $   239,895,205
Allergan, Inc.                                   34,340          2,577,217
American Home Products Corp.                  1,955,001        119,958,861
AstraZeneca PLC ADR                              80,720          3,761,552
Bristol-Myers Squibb Co.                      2,675,910        136,471,410
Elan Corp., PLC ADR(3)                        1,758,536         79,239,632
Forest Laboratories, Inc.(3)                     28,400          2,327,380
GlaxoSmithKline PLC ADR(3)                      630,613         31,417,140
Johnson & Johnson Co.                         5,079,253        300,183,852
King Pharmaceuticals, Inc.(3)                   200,000          8,426,000
King Pharmaceuticals, Inc.(1)(2)(3)           2,085,117         87,785,585
Lilly (Eli) & Co.                             1,216,752         95,563,702
Lilly (Eli) & Co.(1)(2)                          38,250          3,002,090
Merck & Co., Inc.                             1,743,377        102,510,568
Mylan Laboratories                              653,037         24,488,888
Novo Nordisk ADR                                292,277         11,720,308
Pfizer, Inc.                                  5,482,579        218,480,773
Pharmacia Corp.                               3,310,843        141,207,454
Schering-Plough Corp.                         1,395,760         49,982,166
Teva Pharmaceutical Industries Ltd.             300,000         18,489,000
Watson Pharmaceuticals, Inc.(3)               1,241,828         38,980,981
--------------------------------------------------------------------------------
                                                           $ 1,716,469,764
--------------------------------------------------------------------------------

Real Estate -- 0.2%
--------------------------------------------------------------------------------
Avalonbay Communities, Inc.                      55,000    $     2,602,050
Catellus Development Corp.(3)                   415,722          7,649,285
Equity Office Properties Trust                    2,812             84,585
Jones Lang Lasalle, Inc.(3)                     213,193          3,848,134
Rouse Co. (The)                                 127,700          3,740,333
Trammell Crow Co.(3)                            876,098         10,250,347
Ventas, Inc.                                     25,600            294,400
--------------------------------------------------------------------------------
                                                           $    28,469,134
--------------------------------------------------------------------------------

Road and Rail -- 0.3%
--------------------------------------------------------------------------------
Burlington Northern Santa Fe Corp.              217,094    $     6,193,692

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Road and Rail (continued)
--------------------------------------------------------------------------------
CSX Corp.                                        36,496    $     1,279,185
Florida East Coast Industries, Inc.             122,888          2,844,857
Heartland Express, Inc.(3)                      312,500          8,678,125
Kansas City Southern Industrials, Inc.(3)        15,215            214,988
Norfolk Southern Corp.                              390              7,149
Robinson (C.H.) Worldwide, Inc.               1,231,376         35,605,237
Union Pacific Corp.                              92,156          5,252,892
--------------------------------------------------------------------------------
                                                           $    60,076,125
--------------------------------------------------------------------------------

Semiconductor Equipment and Products -- 3.1%
--------------------------------------------------------------------------------
Alpha Industries, Inc.(3)                        60,075    $     1,309,635
Altera Corp.(3)                                  80,516          1,708,550
Analog Devices, Inc.(3)                       3,063,534        135,990,274
Applied Materials, Inc.(3)                       80,212          3,216,501
Broadcom Corp., Class A(3)                      234,000          9,563,580
Conexant Systems(3)                             317,574          4,560,363
Cypress Semiconductor Corporation(3)            227,742          4,538,898
Intel Corp.(1)(2)                               119,093          3,743,335
Intel Corp.                                   5,791,331        182,137,360
Intel Corp.(1)(2)                               350,000         10,999,932
Intel Corp.(1)(2)                               800,000         25,147,420
Intel Corp.(1)(2)                               500,000         15,705,344
KLA-Tencor Corp.(3)                             101,498          5,030,241
Lam Research Corp.(3)                           151,152          3,509,749
Linear Technologies Corp.                       267,760         10,453,350
LSI Logic Corp.(3)                              132,810          2,095,742
Maxim Integrated Products Co.(3)                274,351         14,406,171
National Semiconductor Corp.(3)                  79,368          2,443,741
SpeedFam-IPEC, Inc.(3)                          221,000            658,580
Teradyne, Inc.(3)                                27,996            843,799
Texas Instruments, Inc.                       4,185,654        117,198,312
Ultratech Stepper, Inc.(3)                      245,129          4,049,531
Xilinx, Inc.(3)                                  68,518          2,675,628
--------------------------------------------------------------------------------
                                                           $   561,986,036
--------------------------------------------------------------------------------

Software -- 3.2%
--------------------------------------------------------------------------------
Adobe Systems, Inc.                             231,936    $     7,201,613
Ascential Software Corp.(3)                       6,127             24,814
BMC Software, Inc.(3)                            35,000            572,950
Cadence Design Systems, Inc.(3)                 956,000         20,955,520
Cognos, Inc.(3)                                  77,000          1,925,000


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Software (continued)
--------------------------------------------------------------------------------
Computer Associates International, Inc.         632,395    $    21,811,304
Compuware Corp.(3)                              153,744          1,812,642
Fair, Isaac and Co., Inc.                       358,242         22,576,411
Henry (Jack) & Associates                       201,006          4,389,971
HNC Software, Inc.(3)                           427,794          8,812,556
I2 Technologies, Inc.(3)                        233,752          1,846,641
Intuit, Inc.(3)                               1,557,278         66,620,353
Microsoft Corp.(3)                            4,581,426        303,519,473
National Instruments Corp.(3)                   466,603         17,478,948
Oracle Corp.(3)                               2,178,195         30,080,873
Parametric Technology Corp.(3)                   94,600            738,826
PeopleSoft, Inc.(3)                             478,732         19,245,026
Reynolds & Reynolds, Inc., Class A              451,043         10,937,793
RSA Security, Inc.(3)                            60,000          1,047,600
Siebel Systems, Inc.(3)                       1,396,472         39,073,287
Veritas Software Corp.(3)                        88,142          3,951,406
Wind River Systems, Inc.(3)                     111,410          1,995,353
--------------------------------------------------------------------------------
                                                           $   586,618,360
--------------------------------------------------------------------------------

Specialty Retail -- 4.3%
--------------------------------------------------------------------------------
Abercrombie & Fitch Co., Class A(3)              10,900    $       289,177
AutoNation, Inc.(3)                           4,598,727         56,702,304
Best Buy Co., Inc.(3)                           122,407          9,116,873
Burlington Coat Factory Warehouse Corp.         628,228         10,554,230
Circuit City Stores-Circuit City Group          216,000          5,605,200
Gap, Inc. (The)                                  21,812            304,059
Home Depot, Inc. (The)                        5,566,099        283,926,710
Intimate Brands, Inc.                            53,000            787,580
Limited, Inc. (The)                             699,309         10,293,828
Limited, Inc. (The)(1)(2)                        45,139            664,072
Limited, Inc. (The)(1)(2)                       200,000          2,942,160
Lowe's Companies                              5,775,619        268,046,478
Office Depot, Inc.(3)                           283,487          5,255,849
OfficeMax, Inc.(3)                              912,117          4,104,527
Payless Shoesource, Inc.(3)                       7,700            432,355
Pep Boys - Manny, Moe & Jack (The)               97,976          1,680,288
Pier 1 Imports, Inc.                            300,000          5,202,000
RadioShack Corporation                          643,906         19,381,571
Sherwin-Williams Co. (The)                       80,069          2,201,898
Staples, Inc.(3)                              2,192,500         40,999,750
Tiffany and Co.                                  88,000          2,769,360
TJX Companies, Inc. (The)                     1,000,000         39,860,000

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Specialty Retail (continued)
--------------------------------------------------------------------------------
Too, Inc.(3)                                     39,087    $     1,074,893
United Rentals, Inc.(3)                         483,278         10,970,411
--------------------------------------------------------------------------------
                                                           $   783,165,573
--------------------------------------------------------------------------------

Textiles and Apparel -- 0.0%
--------------------------------------------------------------------------------
Coach, Inc.(3)                                   91,430    $     3,563,941
Unifi, Inc.(3)                                   51,208            371,258
--------------------------------------------------------------------------------
                                                           $     3,935,199
--------------------------------------------------------------------------------

Tobacco -- 0.1%
--------------------------------------------------------------------------------
Philip Morris Co., Inc.                         482,161    $    22,107,082
UST, Inc.                                           439             15,365
--------------------------------------------------------------------------------
                                                           $    22,122,447
--------------------------------------------------------------------------------

Trading Companies and Distributors -- 0.1%
--------------------------------------------------------------------------------
Genuine Parts Co.                               326,715    $    11,990,441
--------------------------------------------------------------------------------
                                                           $    11,990,441
--------------------------------------------------------------------------------

Water Utilities -- 0.0%
--------------------------------------------------------------------------------
American Water Works Co.                         77,310    $     3,227,693
--------------------------------------------------------------------------------
                                                           $     3,227,693
--------------------------------------------------------------------------------

Wireless Telecommunication Services -- 1.1%
--------------------------------------------------------------------------------
AT&T Wireless Services, Inc.(3)               7,303,000    $   104,944,110
Nextel Communications, Inc., Class A(3)         224,782          2,463,611
Sprint Corp., PCS Group(3)                    3,119,754         76,153,195
Telephone & Data Systems, Inc.                  132,964         11,933,519
Vodafone Group PLC ADR                           40,745          1,046,333
--------------------------------------------------------------------------------
                                                           $   196,540,768
--------------------------------------------------------------------------------
Total Common Stocks
   (identified cost $14,839,179,959)                       $17,892,659,773
--------------------------------------------------------------------------------


CONVERTIBLE PREFERRED STOCKS -- 0.0%

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Gas Utilities -- 0.0%
--------------------------------------------------------------------------------
Enron Corp.(1)(2)                                 3,663    $        59,949
Enron Corp.(1)(2)                                 5,555             90,959


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Gas Utilities (continued)
--------------------------------------------------------------------------------
Enron Corp.(1)(2)                                 1,832    $        29,994
--------------------------------------------------------------------------------
                                                           $       180,902
--------------------------------------------------------------------------------
Total Convertible Preferred Stocks
   (identified cost $16,637,836)                           $       180,902
--------------------------------------------------------------------------------


PREFERRED STOCKS -- 0.0%

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Banks -- 0.0%
--------------------------------------------------------------------------------
Wachovia Corp.(1)(3)                            166,518    $        29,973
--------------------------------------------------------------------------------
                                                           $        29,973
--------------------------------------------------------------------------------
Total Preferred Stocks
   (identified cost $39,407)                               $        29,973
--------------------------------------------------------------------------------


RIGHTS -- 0.0%

SECURITY                                  SHARES           VALUE
--------------------------------------------------------------------------------

Banks -- 0.0%
--------------------------------------------------------------------------------
Bank United Litigation Contingent
Payment Rights, Expire 2/14/05(3)               102,072    $        10,207
--------------------------------------------------------------------------------
                                                           $        10,207
--------------------------------------------------------------------------------

Computers and Business Equipment -- 0.0%
--------------------------------------------------------------------------------
Seagate Technology, Inc. (Tax Refund
Rights)(3)                                      197,392    $             0
--------------------------------------------------------------------------------
                                                           $             0
--------------------------------------------------------------------------------
Total Rights
   (identified cost $50,596)                               $        10,207
--------------------------------------------------------------------------------


COMMERCIAL PAPER -- 2.3%

                                          PRINCIPAL
                                          AMOUNT
SECURITY                                  (000'S OMITTED)  VALUE
--------------------------------------------------------------------------------
American General Corp., 1.93%, 1/7/02      $    100,000    $    99,967,833
Barton Capital Corp., 1.79%, 1/9/02              85,000         84,966,189
Delaware Corp., 1.89%, 1/22/02                   49,884         49,829,003
General Electric Capital Corp., 1.78%, 1/2/02    14,913         14,912,263
General Electric Capital Corp., 1.87%, 1/9/02    50,000         49,979,222

                                          PRINCIPAL
                                          AMOUNT
SECURITY                                  (000'S OMITTED)  VALUE
--------------------------------------------------------------------------------
General Electric Capital Corp., 1.92%,
1/7/02                                     $     46,368    $    46,353,162
Household Finance Corp., 1.85%, 1/22/02          28,895         28,863,818
Panasonic Finance America, Inc., 2.05%, 1/2/02   45,243         45,240,423
--------------------------------------------------------------------------------
Total Commercial Paper
   (at amortized cost, $420,111,913)                       $   420,111,913
--------------------------------------------------------------------------------
Total Investments -- 99.9%
   (identified cost $15,276,019,711)                       $18,312,992,768
--------------------------------------------------------------------------------
Other Assets, Less Liabilities -- 0.1%                     $    22,872,212
--------------------------------------------------------------------------------
Net Assets -- 100.0%                                       $18,335,864,980
--------------------------------------------------------------------------------

ADR  - American Depositary Receipt
(1) Security valued at fair value using methods determined in good faith by or at the direction of the Trustees.
(2) Security restricted from resale for a period not exceeding two years. At December 31, 2001, the value of these securities totaled $366,043,256 or 2.0% of net assets.
(3)  Non-income producing security.

                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
FINANCIAL STATEMENTS
================================================================================

STATEMENT OF ASSETS AND LIABILITIES

AS OF DECEMBER 31, 2001
Assets
--------------------------------------------------------------------------------
Investments, at value (identified cost, $15,276,019,711)        $18,312,992,768
Cash                                                                    926,215
Receivable for investments sold                                       6,078,282
Dividends receivable                                                 15,975,413
Tax reclaim receivable                                                   80,636
Other Assets                                                            168,677
--------------------------------------------------------------------------------
TOTAL ASSETS                                                    $18,336,221,991
--------------------------------------------------------------------------------

Liabilities
--------------------------------------------------------------------------------
Payable to affiliate for Trustees' fees                         $         7,680
Accrued expenses                                                        349,331
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                               $       357,011
--------------------------------------------------------------------------------
NET ASSETS APPLICABLE TO INVESTORS' INTEREST IN PORTFOLIO       $18,335,864,980
--------------------------------------------------------------------------------

Sources of Net Assets
--------------------------------------------------------------------------------
Net proceeds from capital contributions and withdrawals         $15,298,891,403
Net unrealized appreciation
  (computed on the basis of identified cost)                      3,036,973,577
--------------------------------------------------------------------------------
TOTAL                                                           $18,335,864,980
--------------------------------------------------------------------------------

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED
DECEMBER 31, 2001
Investment Income
--------------------------------------------------------------------------------
Dividends (net of foreign taxes, $1,078,556)                    $   176,692,519
Interest                                                             15,674,562
--------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                                         $   192,367,081
--------------------------------------------------------------------------------

Expenses
--------------------------------------------------------------------------------
Investment adviser fee                                          $    76,812,367
Trustees' fees and expenses                                              16,773
Custodian fee                                                         1,818,767
Legal and accounting services                                            95,442
Miscellaneous                                                           230,033
--------------------------------------------------------------------------------
TOTAL EXPENSES                                                  $    78,973,382
--------------------------------------------------------------------------------

NET INVESTMENT INCOME                                           $   113,393,699
--------------------------------------------------------------------------------

Realized and Unrealized Gain (Loss)
--------------------------------------------------------------------------------
Net realized gain (loss) --
   Investment transactions (identified cost basis)              $  (407,571,786)
   Securities sold short                                             47,451,257
   Foreign currency transactions                                            229
--------------------------------------------------------------------------------
NET REALIZED LOSS                                               $  (360,120,300)
--------------------------------------------------------------------------------
Change in unrealized appreciation (depreciation) --
   Investments (identified cost basis)                          $(1,560,996,614)
   Securities sold short                                            (44,213,817)
   Foreign currency                                                        (659)
--------------------------------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)            $(1,605,211,090)
--------------------------------------------------------------------------------

NET REALIZED AND UNREALIZED LOSS                                $(1,965,331,390)
--------------------------------------------------------------------------------

NET DECREASE IN NET ASSETS FROM OPERATIONS                      $(1,851,937,691)
--------------------------------------------------------------------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
FINANCIAL STATEMENTS CONT'D
================================================================================
STATEMENTS OF CHANGES IN NET ASSETS

INCREASE (DECREASE)                       YEAR ENDED         YEAR ENDED
IN NET ASSETS                             DECEMBER 31, 2001  DECEMBER 31, 2000
--------------------------------------------------------------------------------
From operations --
   Net investment income                  $     113,393,699  $     113,922,828
   Net realized gain (loss)                    (360,120,300)       196,962,539
   Net change in unrealized appreciation
      (depreciation)                         (1,605,211,090)       141,360,943
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS
   FROM OPERATIONS                        $  (1,851,937,691) $     452,246,310
--------------------------------------------------------------------------------
Capital transactions --
   Contributions                          $   3,921,075,957  $   4,816,070,598
   Withdrawals                               (2,118,342,171)    (1,997,896,982)
--------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM CAPITAL
   TRANSACTIONS                           $   1,802,733,786  $   2,818,173,616
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN NET ASSETS     $     (49,203,905) $   3,270,419,926
--------------------------------------------------------------------------------

Net Assets
--------------------------------------------------------------------------------
At beginning of year                      $  18,385,068,885  $  15,114,648,959
--------------------------------------------------------------------------------
AT END OF YEAR                            $  18,335,864,980  $  18,385,068,885
--------------------------------------------------------------------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
FINANCIAL STATEMENTS CONT'D
================================================================================
SUPPLEMENTARY DATA

                                                                                                                     Year Ended
                                                                Year Ended December 31,            Period Ended      October 31,
                                                           ---------------------------------       December 31,   ------------------
                                                           2001           2000          1999         1998(1)      1998         1997
------------------------------------------------------------------------------------------------------------------------------------
Ratios/Supplemental Data
------------------------------------------------------------------------------------------------------------------------------------
Ratios (As a percentage of average daily net assets
  Expenses                                                 0.45%          0.45%         0.46%        0.48%(2)     0.50%        0.56%
  Net investment income                                    0.64%          0.67%         0.72%        0.72%(2)     0.78%        0.81%
Portfolio Turnover                                           18%            13%           11%           3%          12%          14%
Total Return(3)                                            (9.67)%          --            --           --           --           --
------------------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)            $18,335,865   $18,385,069   $15,114,649   $8,704,859   $6,985,678   $2,871,446
------------------------------------------------------------------------------------------------------------------------------------

(1)  For the two-month period ended December 31, 1998.
(2)  Annualized.
(3) Total return is required to be disclosed for fiscal years beginning after December 15, 2000.

                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
NOTES TO FINANCIAL STATEMENTS
================================================================================

1    Significant Accounting Policies
--------------------------------------------------------------------------------
     Tax-Managed Growth Portfolio (the Portfolio) is registered under the Investment Company Act of 1940, as amended, as a diversified, open-end management investment company. The Portfolio, which was organized as a trust under the laws of the State of New York on December 1, 1995, seeks to provide long-term after-tax returns by investing in a diversified portfolio of equity securities. The Declaration of Trust permits the Trustees to issue interests in the Portfolio. The following is a summary of significant accounting policies consistently followed by the Portfolio in the preparation of its financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America.

     A Investment Valuations -- Marketable securities, including options, that are listed on foreign or U.S. securities exchanges or in the NASDAQ National Market System are valued at closing sale prices on the exchange where such securities are principally traded. Futures positions on securities or currencies are generally valued at closing settlement prices. Unlisted or listed securities for which closing sale prices are not available are generally valued at the mean between the latest bid and asked prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost, which approximates fair value. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. Over-the-counter options are normally valued at the mean between the latest bid and asked price. Investments for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

     B Income Taxes -- The Portfolio is treated as a partnership for federal tax purposes. No provision is made by the Portfolio for federal or state taxes on any taxable income of the Portfolio because each investor in the Portfolio is ultimately responsible for the payment of any taxes on its share of such taxable income. Since some of the Portfolio's investors are regulated investment companies that invest all or substantially all of their assets in the Portfolio, the Portfolio normally must satisfy the applicable source of income and diversification requirements (under the Internal Revenue Code) in order for its investors to satisfy them. The Portfolio will allocate, at least annually among its investors, each investor's distributive share of the Portfolio's net investment income, net realized capital gains, and any other items of income, gain, loss, deduction or credit.

     C Futures Contracts -- Upon the entering of a financial futures contract, the Portfolio is required to deposit either in cash or securities an amount (initial margin) equal to a certain percentage of the purchase price indicated in the financial futures contract. Subsequent payments are made or received by the Portfolio (margin maintenance) each day, dependent on daily fluctuations in the value of the underlying security, and are recorded for book purposes as unrealized gains or losses by the Portfolio. The Portfolio's investment in financial futures contracts is designed to hedge against anticipated future changes in the price of current or anticipated portfolio positions. Should prices move unexpectedly, the Portfolio may not achieve the anticipated benefits of the financial futures contracts and may realize a loss.

     D Put Options -- Upon the purchase of a put option by the Portfolio, the premium paid is recorded as an investment, the value of which is marked-to-market daily. When a purchased option expires, the Portfolio will realize a loss in the amount of the cost of the option. When the Portfolio enters into a closing sale transaction, the Portfolio will realize a gain or loss depending on whether the sales proceeds from the closing sale transaction are greater or less than the cost of the option. When the Portfolio exercises a put option, settlement is made in cash. The risk associated with purchasing options is limited to the premium originally paid.

     E Securities Sold Short -- The Portfolio may sell securities it does not own in anticipation of a decline in the market price of the securities or in order to hedge portfolio positions. The Portfolio will generally borrow the security sold in order to make delivery to the buyer. Upon executing the transaction, the Portfolio records the proceeds as deposits with brokers in the Statement of Assets and Liabilities and establishes an offsetting payable for securities sold short for the securities due on settlement. The proceeds are retained by the broker as collateral for the short position. The liability is marked-to-market and the Portfolio is required to pay the lending broker any dividend or interest income earned while the short position is open. A gain or loss is recorded when the security is delivered to the broker. The Portfolio may recognize a loss on the transaction if the market value of the securities sold increases before the securities are delivered.

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
NOTES TO FINANCIAL STATEMENTS CONT'D
================================================================================

     F Other -- Investment transactions are accounted for on the date the securities are purchased or sold. Dividend income is recorded on the ex-dividend date. However, if the ex-dividend date has passed, certain dividends from foreign securities are recorded as the Portfolio is informed of the ex-dividend date. Interest income is recorded on the accrual basis.

     G Use of Estimates -- The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

2    Investment Adviser Fee and Other Transactions with Affiliates
--------------------------------------------------------------------------------
     The  investment  adviser fee is earned by Boston  Management  and  Research
     (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM), as compensation for management and investment advisory services rendered to the Portfolio. Under the advisory agreement, BMR receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000, and at reduced rates as daily net assets exceed that level. For the year ended December 31, 2001, the adviser fee was 0.43% of the Portfolio's average net assets. Except for Trustees of the Portfolio who are not members of EVM's or BMR's organization, officers and Trustees receive remuneration for their services to the Portfolio out of such investment adviser fee. Trustees of the Portfolio who are not affiliated with the Investment Adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees' Deferred Compensation Plan. For the year ended December 31, 2001, no significant amounts have been deferred.

     Certain officers and Trustees of the Portfolio are officers of the above organizations.

3    Investment Transactions
--------------------------------------------------------------------------------
     For the year ended December 31, 2001, purchases and sales of investments, other than short-term obligations, aggregated $3,145,062,958 and $3,120,025,819, respectively. In addition, investments having an aggregate market value of $359,656,314 at dates of withdrawal were distributed in payment for capital withdrawals. During the year ended December 31, 2001, investors contributed securities with a value of $1,798,445,978.

4    Federal Income Tax Basis of Investments
--------------------------------------------------------------------------------
     The cost and unrealized appreciation (depreciation) in value of the investments owned at December 31, 2001 as computed on a federal income tax basis, were as follows:

     AGGREGATE COST                            $ 6,190,955,787
     ---------------------------------------------------------
     Gross unrealized appreciation             $12,129,439,542
     Gross unrealized depreciation                  (7,402,561)
     ---------------------------------------------------------
     NET UNREALIZED APPRECIATION               $12,122,036,981
     ---------------------------------------------------------

5    Financial Instruments
--------------------------------------------------------------------------------
     The Portfolio may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities to assist in managing exposure to various market risks. These financial instruments include written options, forward foreign currency exchange contracts and financial futures contracts and may involve, to a varying degree, elements of risk in excess of the amounts recognized for financial statement purposes.

     The notional or contractual amounts of these instruments represent the investment the Portfolio has in particular classes of financial instruments and does not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are considered. The Portfolio did not have any open obligations under these financial instruments at December 31, 2001.













6    Line of Credit
--------------------------------------------------------------------------------
     The Portfolio participates with other portfolios and funds managed by BMR and EVM and its affiliates in a $150 million unsecured line of credit agreement with a group of banks. Borrowings will be made by the Portfolio solely to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Interest is charged to each participating portfolio or fund based on its borrowings at an amount above either the Eurodollar rate or Federal Funds rate. In addition, a fee computed at an annual rate of 0.10% on the daily unused portion of the line of credit is

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
NOTES TO FINANCIAL STATEMENTS CONT'D
================================================================================

     allocated among the participating portfolios and funds at the end of each quarter. The Portfolio did not have any significant borrowings or allocated fees during the year ended December 31, 2001.

7    Restricted Securities
--------------------------------------------------------------------------------
     At December 31, 2001, the Portfolio owned the following securities (representing 2.0% of net assets) which were restricted as to public resale and not registered under the Securities Act of 1933. The securities are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

                                          DATE OF
DESCRIPTION                               ACQUISITION  SHARES       COST           FAIR VALUE
------------------------------------------------------------------------------------------------
COMMON STOCKS
------------------------------------------------------------------------------------------------
Affiliated Computer Services, Inc.           11/29/00       80,327  $   4,523,414  $   8,519,244
American Standard Companies, Inc.             10/4/01       63,436      3,702,125      4,327,833
Andrx Group                                  11/29/00      300,000     19,706,250     21,108,478
Biomet, Inc.                                  7/26/01       76,929      2,504,295      2,374,749
BISYS Group, Inc. (The)                       7/26/01       12,500        670,125        799,472
BISYS Group, Inc. (The)                      12/18/01       20,000      1,190,400      1,279,032
Boeing Company (The)                          9/27/00      250,000     16,531,250      9,689,547
Boeing Company (The)                          3/14/01      200,000     12,114,000      7,752,122
Cardinal Health, Inc.                         9/27/00       36,150      2,291,006      2,336,144
Carnival Corp.                                3/14/01      500,000     14,160,000     14,032,980
Costco Wholesale Corporation                 11/29/00       56,823      2,003,011      2,520,071
Dynegy, Inc.                                 11/29/00       63,525      3,112,725      1,618,893
Fedex Corp.                                   7/26/01       75,000      3,046,500      3,887,141
Fifth Third Bancorp                           7/26/01       81,626      5,008,571      5,001,158
First Midwest Bancorp, Inc.                   5/23/01       65,612      1,502,264      1,914,017
First Midwest Bancorp, Inc.                   7/26/01      176,056      4,436,617      5,133,978
Freddie Mac                                   3/14/01       20,000      1,252,000      1,307,346
Genzyme Corp.                                 7/26/01        9,605        500,901        574,385
GreenPoint Financial Corp.                   11/29/00      300,000      8,793,750     10,717,627
Greenpoint Financial Corp.                    5/23/01      200,000      7,712,000      7,145,531
Intel Corp.                                  11/29/00      350,000     14,710,955     10,999,932
Intel Corp.                                  11/29/00      119,093      5,005,634      3,743,335
Intel Corp.                                   3/14/01      800,000     23,500,000     25,147,420
Intel Corp.                                   10/4/01      500,000     10,615,000     15,705,344

                                          DATE OF
DESCRIPTION                               ACQUISITION  SHARES       COST           FAIR VALUE

------------------------------------------------------------------------------------------------
International Game Technology                 3/14/01      100,000  $   5,227,000  $   6,826,585
Interpublic Group Cos., Inc.                  6/25/01       26,126      1,001,516        771,280
Investors Financial Services Corp.            5/23/01       32,000      2,301,120      2,117,396
Kinder Morgan, Inc.                           9/27/00      500,000     19,687,500     27,829,337
King Pharmaceuticals, Inc.                   11/29/00    2,085,117     77,703,201     87,785,585
Lilly (Eli) & Co.                            11/29/00       38,250      3,509,437      3,002,090
Limited, Inc. (The)                           9/27/00       45,139      1,001,522        664,072
Limited, Inc. (The)                           5/23/01      200,000      3,382,000      2,942,160
MBNA Corp.                                   12/18/01      113,797      3,768,957      3,998,444
Mellon Financial Corp.                        3/14/01       15,000        635,250        564,018
Merrill Lynch & Co., Inc.                    11/29/00      150,000      9,206,250      7,812,625
National-Oilwell, Inc.                        9/27/00       45,730      1,349,035        941,965
Outback Steakhouse, Inc.                     11/29/00      325,000     13,031,250     11,123,597
Perot Systems Corp., Class A                  5/23/01      400,000      6,172,000      8,162,895
Plexus Corp.                                  5/23/01       77,757      3,004,530      2,063,935
Raymond James Financial, Inc.                12/18/01       70,000      2,326,800      2,481,924
Schein (Henry), Corp.                         3/14/01      147,354      5,010,036      5,453,790
Schwab (Charles) Corp.                       12/18/01      133,650      2,031,480      2,063,844
Southwest Bancorporation of Texas, Inc.       5/23/01      600,000     19,296,000     18,150,649
Sysco Corp.                                   9/27/00       44,744      1,016,528      1,172,528
Wal-Mart Stores, Inc.                        12/18/01       40,000      2,234,000      2,297,856
------------------------------------------------------------------------------------------------
                                                                    $ 351,488,205  $ 365,862,354
------------------------------------------------------------------------------------------------
CONVERTIBLE PREFERRED STOCKS
------------------------------------------------------------------------------------------------
Enron Corp.                                  3/14/01-
                                              7/25/01       11,050  $  16,637,836  $     180,902
------------------------------------------------------------------------------------------------
                                                                    $  16,637,836  $     180,902
------------------------------------------------------------------------------------------------

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
INDEPENDENT AUDITORS' REPORT
================================================================================

TO THE TRUSTEES AND INVESTORS OF TAX-MANAGED GROWTH PORTFOLIO:
--------------------------------------------------------------------------------

We have audited the accompanying statement of assets and liabilities, including the portfolio of investments, of Tax-Managed Growth Portfolio (the Portfolio) as of December 31, 2001, and the related statement of operations for the year then ended, the statements of changes in net assets for the two years then ended and the supplementary data for the three years ended December 31, 2001, the two-month period ended December 31, 1998 and for each of the years in the two-year period ended October 31, 1998. These financial statements and supplementary data are the responsibility of the Portfolio's management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supplementary data are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2001 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and supplementary data referred to above present fairly, in all material respects, the financial position of the Portfolio as of December 31, 2001, and the results of its operations, the changes in its net assets and its supplementary data for the respective stated periods in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 15, 2002

                                    SIGNATURE


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2002.


                                  BELMAR CAPITAL FUND LLC
                                  (Registrant)

                                  By:  EATON VANCE MANAGEMENT,
                                         Its Manager


                                  By: /s/ William M. Steul
                                      ----------------------------
                                      William M. Steul
                                      Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James B. Hawkes     Principal Executive Officer of Eaton     March 27, 2002
-------------------     Vance Management; Sole Director of
James B. Hawkes         Eaton Vance, Inc., sole trustee of
                        Eaton Vance Management

/s/ William M. Steul    Chief Financial Officer of Eaton         March 27, 2002
--------------------    Vance Management
William M. Steul

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

  3            Copy  of Limited  Liability  Company Agreement of the  Fund dated
               March  17,  2000  filed  as  Exhibit  3  to  the  Fund's  Initial
               Registration Statement on Form 10 and incorporated herein by reference. (Note: the LLC Agreement also defines the rights of the holders of Shares of the Fund)

  4 Copy of Revolving Securitization facility dated as of March 17, 2000; Agreement of Amendment thereto dated as of May 16, 2000; Agreement of Amendment thereto dated as of July 19, 2000; Agreement of Amendment thereto dated as of September 27, 2000; Agreement of Amendment thereto dated as of November 29, 2000; Agreement of Amendment thereto dated as of February 22, 2001; and Agreement of Amendment thereto dated as of March 15, 2001 filed as Exhibit 4 to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

  9            Not applicable and not filed.

               Copy of Investment Advisory and Administration  Agreement between
  10(1) the Fund and Boston Management and Research dated March 10, 2000 filed as Exhibit 10(1) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

  10(2) Copy of Management Agreement between Belmar Realty Corporation and Boston Management and Research dated March 10, 2000 filed as
               Exhibit 10(2) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

  10(2)(a) Copy of Amendment No. 1 to Management Agreement between Belmar Realty Corporation and Boston Management and Research dated as of January 2, 2001 filed as Exhibit 10(2)(a) to the Fund's Form 10-Q for the period ended September 30, 2001 and incorporated herein by reference.

  10(3) Copy of Investor Servicing Agreement between the Fund and Eaton Vance Distributors, Inc. dated December 15, 1999 filed as Exhibit 10(3) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

  10(4) Copy of Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company dated December 15, 1999 filed as Exhibit 10(4) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

  11           Not applicable and not filed.

  12           Not applicable and not filed.

  21           List of Subsidiaries of the Fund filed herewith.

  24           Not applicable and not filed.

  99           Form N-SAR of Eaton Vance Tax-Managed  Growth Portfolio (File No.
               811-7409) for its fiscal year ended December 31, 2001 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on February 27, 2002 (Accession No. 0000940394-02-000091) (incorporated herein by reference pursuant to Rule 12b-32).