Form 10-Q
period 2002-03-31
BELMAR CAPITAL FUND LLC
filed 2002-05-15
CIK 1108991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002
                         Commission File No. 000-1108991


                             Belmar Capital Fund LLC
                             -----------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                         04-3508106
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)


      The Eaton Vance Building
255 State Street, Boston, Massachusetts                  02109
---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number:  617-482-8260
                                -----------------------------------


                                      None
                                      ----
Former Name, Former Address and Former Fiscal Year, if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

                             Belmar Capital Fund LLC
                                Index to Form 10Q

PART I - FINANCIAL INFORMATION                                              Page

Item 1.         Consolidated Financial Statements                              3

                Consolidated Statements of Assets
                and Liabilities as of March 31, 2002
                (unaudited) and December 31, 2001                              3

                Consolidated Statements of Operations
                (unaudited) for the Three Months Ended
                March 31, 2002 and 2001                                        4

                Consolidated Statements of Changes in
                Net Assets (unaudited) for the Three Months
                Ended March 31, 2002 and 2001                                  6

                Consolidated Statements of Cash Flows
                (unaudited) for the Three Months Ended
                March 31, 2002 and 2001                                        7

                Financial Highlights (unaudited) for the
                Three Months Ended March 31, 2002                              9

                Notes to Consolidated Financial Statements
                as of March 31, 2002 (unaudited)                              10

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 13

Item 3.         Quantitative and Qualitative Disclosures
                About Market Risks                                            15

PART  II  -     OTHER INFORMATION

Item 1.         Legal Proceedings                                             16

Item 2.         Changes in Securities and Use of Proceeds                     16

Item 3.         Defaults Upon Senior Securities                               16

Item 4.         Submission of Matters to a Vote of Security Holders           16

Item 5.         Other Information                                             16

Item 6.         Exhibits and Reports                                          16


SIGNATURES                                                                    17

PART I.           FINANCIAL INFORMATION
ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

 BELMAR CAPITAL FUND LLC
 Consolidated Statements of Assets and Liabilities

                                                                                 March 31,
                                                                                    2002             December 31,
                                                                                (Unaudited)              2001
                                                                            --------------------  ------------------
    Assets:
       Investment in Belvedere Capital Fund Company LLC                        $2,132,045,602       $2,129,845,069
       Investment in Partnership Preference Units                                 587,482,247          587,551,880
       Investment in other real estate                                            229,656,405          229,061,223
       Short-term investments                                                         584,083            3,919,805
                                                                            --------------------  ------------------
    Total investments                                                          $2,949,768,337       $2,950,377,977
                                                                            --------------------  ------------------
       Cash                                                                         1,310,882            1,658,511
       Escrow deposits - restricted                                                 3,118,972            6,140,804
       Dividends receivable                                                         8,919,478            4,935,259
       Other assets                                                                   861,031            1,116,314
                                                                            --------------------  ------------------
    Total assets                                                               $2,963,978,700       $2,964,228,865

    Liabilities:
       Loan payable                                                            $  613,500,000       $  613,500,000
       Mortgage payable, net of unamortized debt issuance
         costs ($3,112,164 and $3,201,792, respectively)                          172,002,242          172,269,051
       Open interest rate swap contracts, at value                                 36,111,680           44,239,310
       Swap interest payable                                                        1,426,132            1,447,644
       Note payable to minority shareholder                                           565,972              700,000
       Security deposits                                                              699,773              679,655
       Accrued expenses:
           Interest expense                                                         2,778,544            2,782,673
           Property taxes                                                             862,632            3,121,214
           Other expenses and liabilities                                           2,785,168            3,894,230
        Minority interests in controlled subsidiaries                              12,264,911           12,910,955
                                                                            --------------------  ------------------
    Total liabilities                                                          $  842,997,054       $  855,544,732
                                                                            --------------------  ------------------
    Net assets                                                                 $2,120,981,646       $2,108,684,133
                                                                            --------------------  ------------------

    Shareholders' Capital
     Shareholders' capital                                                     $2,120,981,646       $2,108,684,133
                                                                            --------------------  ------------------

    Shares Outstanding                                                             24,009,180           24,134,504
                                                                            --------------------  ------------------

    Net Asset Value and Redemption Price Per Share                             $        88.34       $        87.37
                                                                            --------------------  ------------------

                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC
Consolidated Statements of Operations  (Unaudited)

                                                                                          Three Months         Three Months
                                                                                              Ended                Ended
                                                                                            March 31,            March 31,
                                                                                              2002                 2001
                                                                                      ---------------------- ------------------
 Investment Income:
      Dividends allocated from Belvedere Capital
         (net of foreign taxes of $29,355
          and $34,559, respectively)                                                            $ 5,445,139        $ 5,431,721
      Interest allocated from Belvedere Capital                                                     181,358            976,548
      Expenses allocated from Belvedere Capital                                                  (3,146,053)        (3,518,459)
                                                                                      ---------------------- ------------------
      Net investment income allocated from
          Belvedere Capital                                                                     $ 2,480,444        $ 2,889,810
      Dividends from Partnership Preference Units                                                13,912,529         14,357,713
      Rental income                                                                               8,742,889          8,740,392
      Interest                                                                                       11,895            261,213
                                                                                      ---------------------- ------------------
 Total investment income                                                                        $25,147,757        $26,249,128
                                                                                      ---------------------- ------------------

 Expenses:
     Investment advisory and administrative fees                                                $ 2,104,754        $ 1,931,895
     Property management fees                                                                       347,649            351,208
     Distribution and servicing fees                                                              1,043,486          1,190,864
     Interest expense on Credit Facility                                                          3,677,584         10,791,565
     Interest expense on swap contracts                                                          10,197,831          4,134,679
     Interest expense on mortgages                                                                3,821,757          3,832,550
     Property and maintenance expenses                                                            2,706,386          2,973,932
     Property taxes and insurance                                                                 1,230,307            976,010
     Miscellaneous                                                                                  282,989            697,293
                                                                                      ---------------------- ------------------
Total expenses                                                                                  $25,412,743        $26,879,996
Deduct -
    Reduction of investment adviser and
        administrative fee                                                                      $   515,469        $   590,917
                                                                                      ---------------------- ------------------
Net expenses                                                                                    $24,897,274        $26,289,079
                                                                                      ---------------------- ------------------
Net investment income (loss) before minority
    interest in net income of controlled
    subsidiary                                                                                  $   250,483        $   (39,951)
Minority interest in net income of
     controlled subsidiary                                                                         (114,392)          (243,400)
                                                                                      ---------------------- ------------------
Net investment income (loss)                                                                    $   136,091        $  (283,351)
                                                                                      ---------------------- ------------------

                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC
Consolidated Statements of Operations (Unaudited) (Continued)


                                                                                          Three Months         Three Months
                                                                                              Ended                Ended
                                                                                            March 31,            March 31,
                                                                                              2002                 2001
                                                                                      ---------------------- ------------------
 Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
      Investment transactions from Belvedere
         Capital (identified cost basis)                                                      $(12,537,225)    $   6,985,081
      Investment transactions in other real estate
         investments                                                                                     -           428,905
                                                                                      ---------------------- ------------------
 Net realized gain (loss)                                                                     $(12,537,225)    $   7,413,986
                                                                                      ---------------------- ------------------

 Change in unrealized appreciation
     (depreciation) -
      Investment in Belvedere Capital (identified
         cost basis)                                                                          $ 26,921,774     $(290,429,569)
      Investments in Partnership Preference Units
        (identified cost basis)                                                                    (69,633)       28,407,540
      Investment transactions in other real estate
        investments (net of minority interest in
        unrealized gain (loss) of controlled subsidiary)                                           760,447                 -
      Interest rate swap contracts                                                               8,127,630       (11,952,947)
                                                                                      ---------------------- ------------------
 Net change in unrealized appreciation (depreciation)                                         $ 35,740,218     $(273,974,976)
                                                                                      ---------------------- ------------------

 Net realized and unrealized gain (loss)                                                      $ 23,202,993     $(266,560,990)
                                                                                      ---------------------- ------------------
 Net increase (decrease) in net assets from
      operations                                                                              $ 23,339,084     $(266,844,341)
                                                                                      ====================== ==================

                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC
Consolidated Statements of Changes in Net Assets   (Unaudited)

                                                                             Three Months        Three Months
                                                                                 Ended               Ended
                                                                            March 31, 2002      March 31, 2001
                                                                          -------------------  ------------------
 Increase (Decrease) in Net Assets:
     Net investment income (loss)                                             $      136,091      $     (283,351)
     Net realized gain (loss) on investment transactions                         (12,537,225)          7,413,986
     Net change in unrealized appreciation (depreciation) of
     investments                                                                 35,740,218        (273,974,976)
                                                                           -------------------  ------------------
 Net increase (decrease) in net assets from operations                        $   23,339,084      $ (266,844,341)

 Transactions in Fund Shares -
     Net asset value of Fund Shares redeemed                                  $  (11,041,571)     $  (26,480,525)
                                                                          -------------------  ------------------
 Net decrease in net assets from Fund Share
     transactions                                                             $  (11,041,571)     $  (26,480,525)
                                                                          -------------------  ------------------
 Net increase (decrease) in net assets                                        $   12,297,513      $ (293,324,866)
                                                                          -------------------  ------------------

 Net assets
    At beginning of period                                                    $2,108,684,133      $2,457,715,428
                                                                          -------------------  ------------------
    At end of period                                                          $2,120,981,646      $2,164,390,562
                                                                          ===================  ==================

                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Three Months        Three Months
                                                                                         Ended               Ended
                                                                                      March 31,            March 31,
                                                                                         2002                2001
                                                                                  -------------------  ------------------
Cash Flows From (For) Operating Activities -
Net investment income (loss)                                                           $   136,091        $  (283,351)
Adjustments to reconcile net investment income (loss) to
   net cash flows from operating activities -
       Amortization of debt issuance costs                                                  89,628             82,071
       Amortization of deferred expenses                                                         -              6,679
       Net investment income allocated from Belvedere Capital                           (2,480,444)        (2,889,810)
       Increase in dividends receivable                                                 (3,984,219)        (2,510,938)
       Increase (decrease) in interest payable for open swap contracts                     (21,512)           384,185
       Decrease in escrow deposits                                                       3,021,832          3,160,564
       Decrease in other assets                                                            255,283             19,719
       Decrease in accrued property taxes                                               (2,258,582)        (1,737,933)
       Decrease in security deposits, accrued expenses and other
            liabilities                                                                 (1,093,073)          (251,566)
       Increase in minority interest                                                             -            210,000
       Payments for investments in other real estate                                             -        (48,651,593)
       Proceeds from sales of investments in other real estate                                   -         49,080,499
       Improvements to rental property                                                    (595,182)        (2,491,053)
       Net decrease in investment in Belvedere Capital                                   4,538,926          3,040,410
       Decrease in short-term investments                                                3,335,722          4,057,378
       Minority interest in net income of controlled subsidiary                            114,392            243,400
                                                                                  -------------------  ------------------
Net cash flows from operating activities                                               $ 1,058,862        $ 1,468,661
Cash Flows For Financing Activities -
       Payments on mortgages                                                           $  (356,437)       $  (333,132)
       Payment on note payable to minority shareholder                                    (134,028)                 -
       Payments for Fund Shares redeemed                                                  (916,026)        (1,425,891)
                                                                                  -------------------  ------------------
Net cash flows used for financing activities                                           $(1,406,491)       $(1,759,023)

Net decrease in cash                                                                   $  (347,629)       $  (290,362)

Cash at beginning of period                                                            $ 1,658,511        $ 2,256,168
                                                                                  -------------------  ------------------
Cash at end of period                                                                  $ 1,310,882        $ 1,965,806
                                                                                  ===================  ==================

                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited) (Continued)


                                                                              Three Months        Three Months
Supplemental Disclosure and Non-cash Investing and                               Ended                Ended
Financing Activities-                                                         March 31, 2002      March 31, 2001
Change in unrealized appreciation (depreciation) of investments and
    open swap contracts                                                          $35,740,218       $(273,974,976)
Interest paid for loan                                                           $ 3,707,607       $   9,778,069
Interest paid for mortgages                                                      $ 3,706,234       $   3,752,905
Interest paid for swap contracts                                                 $10,219,343       $   3,750,494
Market value of securities distributed in payment of redemptions                 $10,125,545       $  25,494,215

                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC as of March 31, 2002
Consolidated Financial Statements (Continued)

FINANCIAL HIGHLIGHTS (UNAUDITED)

For the Three Months Ended March 31, 2002

------------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                                $87.370
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
Net investment income(6)                                                                             $ 0.006
Net realized and unrealized gain                                                                       0.964
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INCOME FROM OPERATIONS                                                                         $ 0.970
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

Net Asset Value - End of Period                                                                      $88.340
------------------------------------------------------------------------------------------------------------------------------------

TOTAL RETURN(1)                                                                                         1.11%
------------------------------------------------------------------------------------------------------------------------------------

                                                                       AS A PERCENTAGE           AS A PERCENTAGE
                                                                       OF AVERAGE NET            OF AVERAGE GROSS
RATIOS                                                                 ASSETS (5)(9)             ASSETS (4)(5)(9)
------------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
     Interest expense and other borrowing costs (7)                             0.58%                   0.42%
     Operating expenses(7)                                                      0.68%                   0.48%
Belmar Capital Fund LLC Expenses
     Interest and other borrowing costs(8)                                      2.69%                   1.94%
     Investment advisory and administrative fees,
          servicing fees and other Fund operating
          expenses(2)(8)                                                        1.16%                   0.84%
                                                                               -----------------------------------------------------
Total expenses(3)                                                               5.11%                   3.68%
Net investment income(3)                                                        0.03%                   0.02%
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA
------------------------------------------------------------------------------------------------------------------------------------
Net Assets, end of period (000's omitted)                                                         $2,120,982
Portfolio Turnover of Tax-Managed Growth Portfolio                                                         5%
------------------------------------------------------------------------------------------------------------------------------------

(1) Total return is calculated assuming a purchase at the net asset value on the first day and a sale at the net asset value on the last day of the period. Distributions, if any, are assumed reinvested at the net asset value on the reinvestment date.
(2) Ratio includes Belmar Capital Fund LLC's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
(3) The expenses reflect a reduction of the investment advisory and administrative fees. Had such action not been taken, the ratios of total expenses to average net assets and average gross assets would have been 5.21% and 3.75%, respectively, and the ratios of net investment loss to average net assets and average gross assets would have been (0.07)% and (0.05)%, respectively.
(4) Average Gross Assets is defined as the average daily amount of all assets of Belmar Capital Fund LLC (not including its investment in Belmar Realty Corporation (BRC)) plus all assets of BRC, without reduction by any liabilities. For this purpose, the assets of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC.
(5) For the purpose of calculating ratios, the income and expenses of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC.
(6)  Calculated using average shares outstanding.
(7) Ratio includes BRC's proportional share of expenses incurred by its majority-owned subsidiary.
(8) Ratio includes the expenses of Belmar Capital Fund LLC and BRC, for which Belmar Capital Fund LLC owns 100% of the outstanding common stock. The ratio does not include expenses of other real estate subsidiaries.
(9)  Annualized.

                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC as of March 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1 Basis of Presentation

The condensed consolidated interim financial statements of Belmar Capital Fund LLC (Belmar Capital) and its subsidiaries (collectively, the "Fund") have been prepared by the Fund, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2001, has been derived from the December 31, 2001 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current year presentation.

2 Estate Freeze

Shareholders in Belmar Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. At March 31, 2002 and December 31, 2001, the Preferred Shares were valued at $88.34 and $87.37, respectively, and the Common Shares had no value. The existence of restructured Fund Shares does not adversely affect Shareholders who do not participate in the election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

3 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital Fund Company LLC (Belvedere Capital) for the three months ended March 31, 2002 aggregated $12,045,414 and $26,709,874, respectively, and for the three months ended March 31, 2001 aggregated $15,060,009 and $43,594,634, respectively. There were no purchases and sales of Partnership Preference Units for the three months ended March 31, 2002 and March 31, 2001, respectively. For the three months ended March 31, 2002, there were no acquisitions and sales of other real property and for the three months ended March 31, 2001, acquisitions and sales of other real property aggregated $48,651,593 and $49,080,499, respectively.

Sales of other real estate property during the three months ended March 31, 2001 were made to other funds sponsored by Eaton Vance Management.

4 Indirect Investment in Portfolio

Belvedere Capital's interest in Tax-Managed Growth Portfolio (the Portfolio) at March 31, 2002, was $10,618,305,771 representing 56.5% of the Portfolio's net assets and at March 31, 2001 was $9,248,868,309 representing 54.7% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at March 31, 2002 was $2,132,045,602, representing 20.1% of Belvedere Capital's net assets and at March 31, 2001 was $2,176,644,308, representing 23.5% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2002 totaled $27,289,011, of which $5,626,497 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2001 totaled $25,944,565, of which $6,408,269 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2002 totaled $11,408,561, of which $2,347,879 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2001 totaled $10,657,687, of which $2,627,082 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $798,174 for the three months ended March 31, 2002, representing $20,422 of operating expenses and $777,752 of service fees. Belvedere Capital allocated additional expenses to the Fund of $891,377 for the three months ended March 31, 2001, representing $22,794 of operating expenses and $868,583 of service fees.

A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 2002, December 31, 2001 and March 31, 2001 and its operations for the three months ended March 31, 2002, the year ended December 31, 2001 and for the three months ended to March 31, 2001 follows:


                                          March 31,            December 31,            March 31,
                                            2002                   2001                   2001
                                    ---------------------- ---------------------- ---------------------
Investments, at value                     $18,699,529,315        $18,312,992,768       $16,937,423,532
Other Assets                                  137,094,099             23,229,223            32,010,878
----------------------------------- ---------------------- ---------------------- ---------------------

Total Assets                              $18,836,623,414        $18,336,221,991       $16,969,434,410
Total Liabilities                              54,877,430                357,011            59,756,296
----------------------------------- ---------------------- ---------------------- ---------------------
Net Assets                                $18,781,745,984        $18,335,864,980       $16,909,678,114
=================================== ====================== ====================== =====================
Dividends and interest                    $    48,561,319        $   192,367,081       $    48,190,173

----------------------------------- ---------------------- ---------------------- ---------------------
Investment adviser fee                    $    19,634,596        $    76,812,367       $    19,128,089
Other expenses                                    654,041              2,161,015               640,516
----------------------------------- ---------------------- ---------------------- ---------------------
Total expenses                            $    20,288,637        $    78,973,382       $    19,768,605
----------------------------------- ---------------------- ---------------------- ---------------------
Net investment income                     $    28,272,682        $   113,393,699       $    28,421,568
Net realized gains (losses)                  (111,417,095)          (360,120,300)           52,532,750
Net change in unrealized gains
(losses)                                      229,264,275         (1,605,211,090)       (2,205,600,689)
----------------------------------- ---------------------- ---------------------- ---------------------
Net increase (decrease) in net
assets from operations                    $   146,119,862        $(1,851,937,691)      $(2,124,646,371)
----------------------------------- ---------------------- ---------------------- ---------------------

5 Cancelable Interest Rate Swap Agreements

Belmar Capital has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of March 31, 2002 and December 31, 2001, Belmar Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.



                 Notional                                     Initial                          Unrealized          Unrealized
                  Amount                                      Optional          Final         Depreciation        Depreciation
  Effective       (000's       Fixed        Floating        Termination      Termination      At March 31,       At December 31,
     Date        omitted)      Rate           Rate              Date            Date              2002                 2001
--------------- ------------ ---------- ------------------ --------------- ---------------- ----------------- ---------------------
     3/00           $27,500    8.96%    Libor + 0.40%           3/05            3/30            $(2,096,914)          $(2,436,531)
     3/00            19,146    9.09%    Libor + 0.40%           4/04            3/30             (1,280,183)           (1,532,942)
     3/00            43,181    9.20%    Libor + 0.40%           6/03            3/30             (2,252,240)           (2,837,702)
     3/00            21,766    9.24%    Libor + 0.40%           4/03            3/30             (1,048,760)           (1,342,028)
     3/00            38,102    9.11%    Libor + 0.40%           2/04            3/30             (2,438,722)           (2,949,577)
     3/00            20,659    9.13%    Libor + 0.40%          11/03            3/30             (1,232,690)           (1,511,706)
     3/00            23,027    9.05%    Libor + 0.40%           7/04            3/30             (1,608,596)           (1,907,179)
     5/00            10,773    9.54%    Libor + 0.40%           4/03            3/30               (589,798)             (751,770)
     5/00            12,984    9.50%    Libor + 0.40%           6/03            3/30               (775,158)             (970,355)
     5/00             9,608    9.46%    Libor + 0.40%          11/03            3/30               (673,322)             (816,822)
     5/00            13,274    9.42%    Libor + 0.40%           2/04            3/30               (993,158)           (1,187,688)
     5/00            12,063    9.38%    Libor + 0.40%           4/04            3/30               (937,460)           (1,110,698)
     5/00            10,799    9.35%    Libor + 0.40%           7/04            3/30               (885,537)           (1,037,073)
     5/00            41,185    9.31%    Libor + 0.40%           9/04            3/30             (3,452,089)           (4,018,391)
     5/00             7,255    9.26%    Libor + 0.40%           3/05            3/30               (656,660)             (752,849)
     7/00            22,982    9.17%    Libor + 0.40%           2/03            3/30               (926,170)           (1,221,975)
     7/00            28,305    9.15%    Libor + 0.40%           4/03            3/30             (1,302,669)           (1,671,727)
     7/00            32,404    9.13%    Libor + 0.40%           6/03            3/30             (1,627,710)           (2,056,481)
     7/00             3,383    9.08%    Libor + 0.40%          11/03            3/30               (196,141)             (241,109)
     7/00            12,062    9.00%    Libor + 0.40%           2/04            3/30               (722,095)             (878,731)
     7/00            24,622   8.985%    Libor + 0.40%           4/04            3/30             (1,543,348)           (1,859,986)
     7/00             9,184    8.97%    Libor + 0.40%           7/04            3/30               (610,064)             (726,630)
     7/00            13,454    8.93%    Libor + 0.40%           9/04            3/30               (907,118)           (1,075,119)
     7/00            17,888    8.87%    Libor + 0.40%           3/05            3/30             (1,283,465)           (1,500,071)

     9/00            39,407    7.46%    Libor + 0.40%              -            9/10             (3,103,730)           (3,940,610)
    11/00            11,776    8.34%    Libor + 0.40%           3/05            3/30               (507,349)             (635,430)
    11/00             2,338    8.41%    Libor + 0.40%           9/04            3/30                (97,802)             (123,704)
    11/00            23,636    8.48%    Libor + 0.40%           2/04            3/30               (895,319)           (1,161,401)
    11/00            20,265    8.60%    Libor + 0.40%           6/03            3/30               (671,596)             (894,183)
    11/00            28,629    8.66%    Libor + 0.40%           2/03            3/30               (795,817)           (1,088,842)
--------------- ------------ ---------- ------------------ --------------- ---------------- ----------------- ---------------------
Total                                                                                          $(36,111,680)         $(44,239,310)
--------------- ------------ ---------- ------------------ --------------- ---------------- ----------------- ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002, COMPARED TO THE QUARTER ENDED MARCH 31, 2001

Belmar Capital Fund LLC and its subsidiaries (collectively, the Fund) achieved total return performance of 1.11% for the quarter ended March 31, 2002. This return reflects an increase in the Fund's net asset value per share from $87.37 to $88.34. For comparison, the Standard & Poors 500 Index (S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of 0.28% over the same period. For comparison, at the end of the first quarter of 2001, the Fund's net asset value per share decreased from $97.83 to $87.12, representing a -11.0% return versus S&P 500's total return of -11.9%.

During the first quarter of 2002, the U.S. equity market's return was hampered by continued volatility and economic uncertainty. In this difficult environment, the performance of Tax-Managed Growth Portfolio (the Portfolio) exceeded that of the overall market. The Portfolio correctly de-emphasized the two worst performing sectors of the S&P 500: Information Technology and Telecom, which lost -7.5% and -15.9% respectively. The Portfolio held the same cautious stance on the aforementioned sectors in the first quarter of 2001. Value stocks in all capitalization ranges outperformed their growth counterparts for the quarter ending March 31, 2002. The Portfolio made a gradual shift to overweight in Capital Goods, and increased its exposure to the Consumer Discretionary area during the last year, which helped its performance. An increase in the exposure to defense and aerospace names continued to be productive for the Portfolio.

In the fixed income markets, the first quarter benefited from a stable interest rate environment and narrowing credit spreads. The Federal Reserve Board left interest rates unchanged for the quarter ending March 31, 2002; the first non-action since early 2000. Changes in valuation of the Fund's holdings of Partnership Preference Units and other real estate investments had a modest positive impact on the Fund's performance during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Fund has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments from the counterparty that fluctuate with one-month LIBOR. During the terms of the outstanding swap agreements, changes in the underlying values of the swaps are recorded as unrealized gains or losses.

As of March 31, 2002 and 2001, the unrealized depreciation related to the interest rate swap agreements was $(36,111,680) and $(47,392,105), respectively.


CRITICAL ACCOUNTING POLICIES

The Fund's discussion and analysis of its financial condition and results of operations are based upon the Fund's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances.
Actual results may differ from these estimates under different assumptions or conditions.

The Fund believes its more significant estimates and assumptions used in preparation of its consolidated financial statements are affected by its critical accounting policies for the Fund's investments in real estate and interest rate swap contracts. Prices are not readily available for these types of investments and therefore they are valued as determined in good faith by the Investment Adviser on an ongoing basis.

In estimating the value of the Fund's investments in real estate, the Investment Adviser takes into account all relevant factors, data and information, including with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated market values based upon independent valuations assuming an orderly disposition of assets. Detailed valuations are performed annually and reviewed periodically and adjusted if there has been a significant change in economic circumstances since the previous valuation. Given that such valuations include many assumptions, including but not limited to an orderly disposition of assets, values may differ from amounts ultimately realized. The Investment Adviser, in determining the value of interest rate swaps, may consider among other things, dealer and counter-party quotes and pricing models.

These policies involve significant judgments made, based upon without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. The valuations of Partnership Preference Units held by the Fund through its investment in Belmar Realty Corporation (BRC) fluctuate over time to reflect, among other factors, changes in interest rates, changes in perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Fluctuations in the value of real estate investments derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of real estate investments not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Fund's primary exposure to interest rate risk arises from investments in real estate that are financed using floating rate bank borrowings under a revolving credit facility (the Credit Facility). The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on the Issuer's cost of financing plus a margin or one-month LIBOR plus a premium. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The interest rate swap agreements are valued on an ongoing basis by the Investment Adviser. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that may be considered speculative and which can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 5 to the consolidated financial statements.

                                             Interest Rate Sensitivity
                                Principal (Notional) Amount by Contractual Maturity
                                       For the Twelve Months Ended March 31,

                              2003-2006         2007          Thereafter          Total          Fair Value
                    -------- ------------ ----------------- ---------------- ----------------- ----------------
Rate sensitive
liabilities:
-------------------
Long term   debt
- variable rate
Credit Facility                           $613,500,000                       $613,500,000      $613,500,000

Average
 interest rate                                1.81%                              1.81%

Rate sensitive
 derivative
 financial
 instruments:
-------------------
Pay fixed/
 Receive
 variable
 interest rate
 swap contracts                                              $601,656,000    $601,656,000      $(36,111,680)
Average
 pay rate                                                        8.96%           8.96%
Average receive
 rate                                                            1.81%           1.81%

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:

     (a)  Exhibits

     4 Copy of Revolving Credit and Security Agreement of Amendment thereto dated as of March 15, 2002.

     21   List of subsidiaries

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on May 15, 2002.


                                BELMAR CAPITAL FUND LLC
                                (Registrant)

                                By: EATON VANCE MANAGEMENT,
                                    its Manager


                                By:  /s/ James L. O'Connor
                                     ---------------------------------
                                     James L. O'Connor
                                     Vice President



                                By:  /s/ William M. Steul
                                     ---------------------------------
                                     William M. Steul
                                     Chief Financial Officer

                                  EXHIBIT INDEX


4 Copy of Revolving Credit and Security Agreement of Amendment thereto dated as of March 15, 2002.


21   List of subsidiaries