Form 10-Q
period 2002-06-30
BELMAR CAPITAL FUND LLC
filed 2002-08-14
CIK 1108991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002
                          Commission File No. 000-32633


                             Belmar Capital Fund LLC
             (Exact name of registrant as specified in its charter)


          Delaware                                    04-3508106
          --------                       ------------------------------------
   (State of organization)               (I.R.S. Employer Identification No.)


          The Eaton Vance Building
   255 State Street, Boston, Massachusetts                           02109
   ---------------------------------------                           -----
   (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number:         617-482-8260
                                --------------------------


                                      None
                                      ----

    Former Name, Former Address and Former Fiscal Year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]  NO [ ]

                             Belmar Capital Fund LLC
                                Index to Form 10Q

PART I - FINANCIAL INFORMATION                                              Page

Item 1.  Consolidated Financial Statements                                    3

          Consolidated Statements of Assets and Liabilities as of
          June 30, 2002 (Unaudited) and December 31, 2001                     3

          Consolidated Statements of Operations (Unaudited) for the
          Three Months Ended June 30, 2002 and 2001 and for the Six
          Months Ended June 30, 2002 and 2001                                 4

          Consolidated Statements of Changes in Net Assets (Unaudited)
          for the Six Months Ended June 30, 2002 and 2001                     6

          Consolidated Statements of Cash Flows (Unaudited) for the Six
          Months Ended June 30, 2002 and 2001                                 7

          Financial Highlights (Unaudited) for the Six Months Ended
          June 30, 2002                                                       9

          Notes to Consolidated Financial Statements as of
          June 30, 2002 (Unaudited)                                          10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          13

Item 3.   Quantitative and Qualitative Disclosures About Market Risks        16

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  17

Item 2.   Changes in Securities and Use of Proceeds                          17

Item 3.   Defaults Upon Senior Securities                                    17

Item 4.   Submission of Matters to a Vote of Security Holders                17

Item 5.   Other Information                                                  17

Item 6.   Exhibits and Reports                                               17


SIGNATURES                                                                   18

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
-----------------------------------------

BELMAR CAPITAL FUND LLC
Consolidated Statements of Assets and Liabilities

                                                   June 30,
                                                     2002          December 31,
                                                 (Unaudited)           2001
                                                --------------    --------------
Assets:
 Investment in Belvedere Capital Fund
  Company LLC                                   $1,883,770,915    $2,129,845,069
 Investment in Partnership Preference Units        580,421,530       587,551,880
 Investment in other real estate                   217,796,294       229,061,223
 Short-term investments                                      -         3,919,805
                                                --------------    --------------
Total investments                               $2,681,988,739    $2,950,377,977
                                                --------------    --------------
 Cash                                                1,634,543         1,658,511
 Escrow deposits - restricted                        3,403,398         6,140,804
 Dividends receivable                                6,797,325         4,935,259
 Other assets                                        3,425,548         4,318,106
                                                --------------    --------------
Total assets                                    $2,697,249,553    $2,967,430,657

Liabilities:
 Loan payable - Credit Facility                 $  613,500,000    $  613,500,000
 Mortgages payable                                 163,055,460       175,470,843
 Open interest rate swap contracts, at value        45,078,418        44,239,310
 Swap interest payable                               1,383,793         1,447,644
 Notes payable to minority shareholder                 565,972           700,000
 Security deposits                                     752,036           679,655
 Accrued expenses:
  Interest expense                                   2,548,282         2,782,673
  Property taxes                                     1,699,409         3,121,214
  Other expenses and liabilities                     1,536,799         3,894,230
 Minority interests in controlled subsidiaries      12,464,107        12,910,955
                                                --------------    --------------
 Total liabilities                              $  842,584,276    $  858,746,524
                                                --------------    --------------
 Net assets                                     $1,854,665,277    $2,108,684,133
                                                --------------    --------------
 Shareholders' Capital
  Shareholders' capital                         $1,854,665,277    $2,108,684,133
                                                --------------    --------------
 Shares Outstanding                                 23,671,138        24,134,504
                                                --------------    --------------
Net Asset Value and Redemption Price Per Share  $        78.35    $        87.37
                                                --------------    --------------


                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC
Consolidated Statements of Operations (Unaudited)

                                                    Three Months        Three Months        Six Months        Six Months
                                                       Ended               Ended              Ended             Ended
                                                      June 30,            June 30,           June 30,          June 30,
                                                        2002                2001               2002              2001
                                                    ------------        ------------       ------------      ------------
Investment Income:
 Dividends allocated from Belvedere Capital
  (net of foreign taxes of $110,981, $35,921,
  $140,336 and $70,480, respectively)               $ 6,226,651         $ 5,376,228        $11,671,790      $ 10,807,949
 Interest allocated from Belvedere Capital              146,166             291,411            327,524         1,267,959
 Expenses allocated from Belvedere Capital           (3,038,724)         (3,404,806)        (6,184,777)       (6,923,265)
                                                    ------------        ------------       ------------     -------------
 Net investment income allocated from
  Belvedere Capital                                 $ 3,334,093         $ 2,262,833        $ 5,814,537      $  5,152,643
 Dividends from Partnership Preference Units         13,191,317           4,992,740         27,103,846        19,350,453
 Rental income                                        8,770,649           8,903,540         17,513,538        17,643,932
 Interest                                                46,494             153,621             58,389           414,834
                                                    ------------        ------------       ------------    --------------
Total investment income                             $25,342,553         $16,312,734        $50,490,310      $ 42,561,862
                                                    ------------        ------------       ------------    --------------

Expenses:
 Investment advisory and administrative fees        $ 1,996,181         $ 1,923,355        $ 4,100,935      $  3,855,250
 Property management fees                               347,172             341,687            694,821           692,895
 Distribution and servicing fees                        996,600           1,116,887          2,040,086         2,307,751
 Interest expense on Credit Facility                  3,546,268           8,783,017          7,223,852        19,574,582
 Interest expense on swap contracts                   9,840,142           5,854,066         20,037,973         9,988,745
 Interest expense on mortgages                        3,805,226           3,865,228          7,626,983         7,697,778
 Property and maintenance expenses                    2,851,751           3,241,307          5,558,137         6,215,239
 Property taxes and insurance                         1,248,259             965,180          2,478,566         1,941,190
 Miscellaneous                                          221,139             174,471            504,128           871,764
                                                    ------------        ------------       ------------     ------------
Total expenses                                      $24,852,738         $26,265,198        $50,265,481      $ 53,145,194

Deduct -
 Reduction of investment adviser and
  administrative fees                               $   500,383         $   557,385        $ 1,015,852      $  1,148,302
                                                    ------------        ------------       ------------     -------------
Net expenses                                        $24,352,355         $25,707,813        $49,249,629      $ 51,996,892
                                                    ------------        ------------       ------------     -------------
Net investment income (loss) before minority
 interest in net income of controlled subsidiary    $   990,198         $(9,395,079)       $ 1,240,681      $ (9,435,030)
Minority interest in net income of
     controlled subsidiary                              (97,540)           (113,488)          (211,932)         (356,888)
                                                    ------------        ------------       ------------     -------------
Net investment income (loss)                        $   892,658         $(9,508,567)       $ 1,028,749      $ (9,791,918)
                                                    ------------        ------------       ------------     -------------


                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC
Consolidated Statements of Operations (Unaudited) (Continued)

                                                    Three Months        Three Months        Six Months        Six Months
                                                       Ended               Ended              Ended             Ended
                                                      June 30,            June 30,           June 30,          June 30,
                                                        2002                2001               2002              2001
                                                   --------------      --------------     --------------    --------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions from Belvedere
  Capital (identified cost basis)                  $(118,185,963)      $ (8,367,362)       $(130,723,188)    $  (1,382,281)
 Investment transactions in Partnership
  Preference Units (identified cost basis)             2,285,305                  -            2,285,305                 -
 Investment transactions in other real estate
  investments (net of minority interest in
  realized loss of controlled subsidiary of
  $(483,457), $0, $(483,457), and $0, respectively)   (1,797,001)                 -           (1,797,001)          428,905
                                                   --------------      -------------       --------------    --------------
 Net realized loss                                 $(117,697,659)      $ (8,367,362)       $(130,234,884)    $    (953,376)
                                                   --------------      -------------       --------------    --------------

Change in unrealized appreciation (depreciation) -
 Investment in Belvedere Capital (identified
  cost basis)                                      $(135,368,463)      $127,249,668        $(108,446,689)    $(163,179,901)
 Investments in Partnership Preference Units
  (identified cost basis)                             21,142,806         11,528,736           21,073,173        39,936,276
 Investment transactions in other real estate
  investments (net of minority interest in
  unrealized gain (loss) of controlled
  subsidiary of $550,045, $(4,297,357),
  $(210,400), and $(4,297,357), respectively)          1,912,828          2,037,644            2,673,275         2,037,644
 Interest rate swap contracts                         (8,966,738)        11,759,935             (839,108)         (193,012)
                                                   --------------      -------------        -------------    --------------
Net change in unrealized appreciation
     (depreciation)                                $(121,279,567)      $152,575,983        $ (85,539,349)    $(121,398,993)
                                                   --------------     --------------        ---------------- --------------
Net realized and unrealized gain (loss)            $(238,977,226)      $144,208,621        $(215,774,233)    $(122,352,369)
                                                   ---------------     -------------       --------------    --------------
Net increase (decrease) in net assets from
 operations                                        $(238,084,568)      $134,700,054        $(214,745,484)    $(132,144,287)
                                                   ===============     =============       ==============    ==============


                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC
Consolidated Statements of Changes in Net Assets   (Unaudited)

                                               Six Months          Six Months
                                                  Ended               Ended
                                              June 30, 2002       June 30, 2001
                                             ---------------     ---------------
Increase (Decrease) in Net Assets:
 Net investment income (loss)                 $   1,028,749       $  (9,791,918)
 Net realized loss on investment transactions  (130,234,884)           (953,376)
 Net change in unrealized appreciation
  (depreciation) of investments                 (85,539,349)       (121,398,993)
                                              --------------      --------------
Net decrease in net assets from operations    $(214,745,484)      $(132,144,287)

Transactions in Fund Shares -
 Net asset value of Fund Shares redeemed      $ (39,273,372)      $ (48,167,260)
                                              --------------      --------------
Net decrease in net assets from Fund Share
 transactions                                 $ (39,273,372)      $ (48,167,260)

Distributions -
 Special Distributions to Belmar Capital
 Fund LLC Shareholders                        $           -       $  (1,786,192)
                                              --------------      --------------
Total distributions                           $           -       $  (1,786,192)
                                              --------------      --------------
Net decrease in net assets                    $(254,018,856)      $(182,097,739)
                                              --------------      --------------
Net assets
 At beginning of period                       $2,108,684,133      $2,457,715,428
                                              --------------      --------------
 At end of period                             $1,854,665,277      $2,275,617,689
                                              ==============      ==============


                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Six Months         Six Months
                                                                                              Ended              Ended
                                                                                            June 30,           June 30,
                                                                                              2002               2001
                                                                                          -------------      -------------
Cash Flows From (For) Operating Activities -
Net investment income (loss)                                                              $  1,028,749       $ (9,791,918)
Adjustments to reconcile net investment income (loss) to
 net cash flows from operating activities -
  Amortization of debt issuance costs                                                          177,558            164,138
  Net investment income allocated from Belvedere Capital                                    (5,814,537)        (5,152,643)
  (Increase) decrease in dividends receivable                                               (1,862,066)         5,337,003
  Increase (decrease) in interest payable for open swap contracts                              (63,851)           712,587
  Decrease in escrow deposits                                                                2,431,430          5,491,833
  Decrease in other assets                                                                     378,024          1,271,215
  Decrease in accrued property taxes                                                        (1,335,243)        (1,141,471)
  Decrease in security deposits, accrued expenses and other liabilities                     (1,132,963)          (118,262)
  Increase in minority interest                                                                      -            210,000
  Proceeds from sales of Partnership Preference Units                                       30,488,828                  -
  Payments for investments in other real estate                                                      -        (48,651,593)
  Proceeds from sales of investments in other real estate                                            -         49,080,499
  Improvements to rental property                                                           (1,101,239)        (5,786,731)
  Decrease in cash due to sale of one multifamily real estate property                         (17,946)                 -
  Net (increase) decrease in investment in Belvedere Capital                               (24,696,694)        21,014,517
  (Increase) decrease in short-term investments                                              3,919,805         (8,478,195)
  Minority interest in net income of controlled subsidiary                                     211,932           356,888
                                                                                          -------------      -------------
Net cash flows from operating activities                                                  $  2,611,787       $  4,517,867
Cash Flows For Financing Activities -
  Payments on mortgages                                                                   $   (643,863)      $   (594,651)
  Payment on notes payable to minority shareholder                                            (134,028)                 -
  Payments for Fund Shares redeemed                                                         (1,857,864)        (3,612,358)
                                                                                          -------------      -------------
Net cash flows for financing activities                                                   $ (2,635,755)      $ (4,207,009)

Net increase (decrease) in cash                                                           $    (23,968)      $    310,858

Cash at beginning of period                                                               $  1,658,511       $  2,256,168
                                                                                          -------------      -------------
Cash at end of period                                                                     $  1,634,543       $  2,567,026
                                                                                          =============      =============


                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                         Six Months            Six Months
                                                                                           Ended                 Ended
                                                                                        June 30, 2002         June 30, 2001
                                                                                        -------------         -------------
Supplemental Disclosure of Non-cash Investing and Financing Activities-
Change in unrealized appreciation (depreciation) of investments and
 open swap contracts                                                                    $(85,539,349)         $(121,398,993)
Interest paid for loan - Credit Facility                                                $  5,982,934          $  17,885,376
Interest paid for mortgages                                                             $  7,571,410          $   7,577,421
Interest paid for swap contracts                                                        $ 20,101,824          $   9,276,158
Market value of securities distributed in payment of redemptions                        $ 37,415,508          $  47,772,986
Market value of real property and other assets, net of current liabilities, disposed of in conjunction with the sale of one
 multifamily property in other real estate investments                                  $ 10,276,498          $           -
Mortgage disposed of in conjunction with the sale of one multifamily
 property in other real estate investments                                              $ 11,771,520          $           -


                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC as of June 30, 2002
Consolidated Financial Statements (Continued)

Financial Highlights (Unaudited)
For the Six Months Ended June 30, 2002

--------------------------------------------------------------------------------
Net asset value - Beginning of period                        $   87.370
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
--------------------------------------------------------------------------------
Net investment income(6)                                     $    0.043
Net realized and unrealized loss                                 (9.063)
--------------------------------------------------------------------------------
TOTAL LOSS FROM OPERATIONS                                   $   (9.020)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NET ASSET VALUE - END OF PERIOD                              $   78.350
--------------------------------------------------------------------------------

Total Return(1)                                                  (10.32)%
--------------------------------------------------------------------------------


                                                   As a            As a
                                                   Percentage      Percentage of
                                                   of Average      Average Gross
RATIOS                                             Net Assets(5)   Assets(4)(5)
--------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
 Interest and other borrowing costs(7)                0.59%(9)        0.42%(9)
 Operating expenses(7)                                0.69%(9)        0.50%(9)
Belmar Capital Fund LLC Expenses
 Interest and other borrowing costs(8)                2.69%(9)        1.93%(9)
 Investment advisory and administrative fees,
  servicing fees and other Fund operating
  expenses(2)(8)                                      1.14%(9)        0.82%(9)
                                                  ------------------------------
Total expenses(3)                                     5.11%(9)        3.67%(9)
Net investment income                                 0.10%(9)        0.07%(9)
--------------------------------------------------------------------------------
SUPPLEMENTAL DATA
--------------------------------------------------------------------------------
Net Assets, end of period (000's omitted)                     $1,854,665
Portfolio Turnover of Tax-Managed Growth Portfolio                    13%
--------------------------------------------------------------------------------

(1) Total return is calculated assuming a purchase at the net asset value on the first day and a sale at the net asset value on the last day of the period. Distributions, if any, are assumed reinvested at the net asset value on the reinvestment date.
(2) Ratio includes Belmar Capital Fund LLC's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
(3) The expenses reflect a reduction of the investment advisory and administrative fees. Had such action not been taken, the ratios of total expenses to average net assets and average gross assets would have been 5.21% and 3.74%, respectively, and the ratios of net investment loss to average net assets and average gross assets would have been (0.001)% and (0.001)%, respectively.
(4) Average Gross Assets is defined as the average daily amount of all assets of Belmar Capital Fund LLC (not including its investment in Belmar Realty Corporation (BRC)) plus all assets of BRC, without reduction by any liabilities. For this purpose, the assets of BRC's controlled subsidiary is reduced by the proportionate interests therein of investors other than BRC.
(5) For the purpose of calculating ratios, the income and expenses of BRC's controlled subsidiary is reduced by the proportionate interests therein of investors other than BRC.
(6)  Calculated using average shares outstanding.
(7) Ratio includes BRC's proportional share of expenses incurred by its majority-owned subsidiary.
(8) Ratio includes the expenses of Belmar Capital Fund LLC and BRC, for which Belmar Capital Fund LLC owns 100% of the outstanding common stock. The ratio does not include expenses of its real estate subsidiary.
(9)  Annualized.


                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC as of June 30, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1    Basis of Presentation

The condensed consolidated interim financial statements of Belmar Capital Fund LLC (Belmar Capital) and its subsidiaries (collectively, the "Fund") have been prepared by the Fund, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2001, has been derived from the December 31, 2001 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period presentation.

2    Estate Freeze

Shareholders in Belmar Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. At June 30, 2002 and December 31, 2001, the Preferred Shares were valued at $78.35 and $87.37, respectively, and the Common Shares had no value. The existence of restructured Fund Shares does not adversely affect Shareholders who do not participate in the election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

3    Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital Fund Company LLC (Belvedere Capital) for the six months ended June 30, 2002 aggregated $57,542,029 and $70,260,843, respectively, and for the six months ended June 30, 2001 aggregated $19,373,046 and $88,160,549, respectively. Purchases and sales of Partnership Preference Units for the six months ended June 30, 2002 aggregated $0 and $30,488,828, respectively. There were no purchases and sales of Partnership Preference Units for the six months ended June 30, 2001. For the six months ended June 30, 2002, there were no acquisitions of other real property and for the six months ended June 30, 2001, acquisitions and sales of other real property aggregated $48,651,593 and $49,080,499, respectively.

In  June  2002,  one of the  multifamily  residential  properties  owned  by Bel
Alliance Apartments, LLC (Bel Apartments) was sold to an affiliate of the minority shareholder in Bel Apartments.

Sales of Partnership Preference Units for the six months ended June 30, 2002 represent amounts sold to other funds sponsored by Eaton Vance Management. Sales of other real estate property during the six months ended June 30, 2001 represent amounts sold to other funds sponsored by Eaton Vance Management.

4    Indirect Investment in Portfolio

Belvedere Capital's interest in Tax-Managed Growth Portfolio (the Portfolio) at June 30, 2002, was $9,414,074,868 representing 57.0% of the Portfolio's net assets and at June 30, 2001 was $9,970,047,835 representing 54.6% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at June 30, 2002 was $1,883,770,915, representing 20.0% of Belvedere Capital's net assets and at June 30, 2001 was $2,257,536,569, representing 22.6% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2002 totaled $59,178,086, of which $11,999,314 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2001 totaled $50,467,696, of which $12,075,908 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2002 totaled $22,716,704, of which $4,609,876 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2001 totaled $21,587,638 of which $5,153,314 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $1,574,901 for the six months ended June 30, 2002, representing $39,233 of operating expenses and $1,535,668 of service fees. Belvedere Capital allocated additional expenses to the Fund of $1,769,951 for the six months ended June 31, 2001, representing $40,472 of operating expenses and $1,729,479 of service fees.

A summary of the Portfolio's Statement of Assets and Liabilities, at June 30, 2002, December 31, 2001 and June 30, 2001 and its operations for the six months ended June 30, 2002, the year ended December 31, 2001 and for the six months ended to June 30, 2001 follows:

                             June 30,           December 31,        June 30,
                               2002                2001               2001
                           -----------------------------------------------------
Investments, at value    $ 16,438,266,069    $ 18,312,992,768   $18,239,311,489
Other Assets                  258,245,026          23,229,223        19,932,030
-------------------------------------------------------------------------------
Total Assets             $ 16,696,511,095    $ 18,336,221,991   $18,259,243,519
Total Liabilities             171,302,142             357,011           463,366
--------------------------------------------------------------------------------
Net Assets               $ 16,525,208,953    $ 18,335,864,980   $18,258,780,153
================================================================================
Dividends and interest   $    104,789,317    $    192,367,081   $    93,075,546
--------------------------------------------------------------------------------
Investment adviser fee   $     38,983,369    $     76,812,367   $    38,822,203
Other expenses                  1,249,484           2,161,015           959,382
--------------------------------------------------------------------------------
Total expenses           $     40,232,853    $     78,973,382   $    39,781,585
--------------------------------------------------------------------------------
Net investment income    $     64,556,464    $    113,393,699   $    53,293,961
Net realized loss            (198,388,599)       (360,120,300)      (12,705,834)
Net change in unrealized
 gains (losses)            (1,921,047,828)     (1,605,211,090)   (1,238,423,587)
--------------------------------------------------------------------------------
Net decrease in net assets
 from operations         $ (2,054,879,963)   $ (1,851,937,691)  $(1,197,835,460)
--------------------------------------------------------------------------------

5    Cancelable Interest Rate Swap Agreements

Belmar Capital has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of June 30, 2002 and December 31, 2001, Belmar Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.


              Notional                                  Initial                     Unrealized        Unrealized
               Amount                                  Optional          Final     Depreciation      Depreciation
Effective     (000's)      Fixed       Floating       Termination     Termination  At June 30,      At December 31,
  Date        omitted)     Rate          Rate            Date            Date          2002              2001
-------------------------------------------------------------------------------------------------------------------
  3/00        $27,500      8.96%      Libor + 0.40%       3/05          3/30       $ 2,747,855       $2,436,531
  3/00         19,146      9.09%      Libor + 0.40%       4/04          3/30         1,588,948        1,532,942
  3/00         43,181      9.20%      Libor + 0.40%       6/03          3/30         2,482,335        2,837,702
  3/00         21,766      9.24%      Libor + 0.40%       4/03          3/30         1,081,377        1,342,028
  3/00         38,102      9.11%      Libor + 0.40%       2/04          3/30         2,986,997        2,949,577
  3/00         20,659      9.13%      Libor + 0.40%      11/03          3/30         1,474,521        1,511,706
  3/00         23,027      9.05%      Libor + 0.40%       7/04          3/30         2,031,321        1,907,179
  5/00         10,773      9.54%      Libor + 0.40%       4/03          3/30           577,727          751,770
  5/00         12,984      9.50%      Libor + 0.40%       6/03          3/30           812,076          970,355
  5/00          9,608      9.46%      Libor + 0.40%      11/03          3/30           763,356          816,822
  5/00         13,274      9.42%      Libor + 0.40%       2/04          3/30         1,157,672        1,187,688
  5/00         12,063      9.38%      Libor + 0.40%       4/04          3/30         1,110,878        1,110,698
  5/00         10,799      9.35%      Libor + 0.40%       7/04          3/30         1,065,780        1,037,073
  5/00         41,185      9.31%      Libor + 0.40%       9/04          3/30         4,206,119        4,018,391
  5/00          7,255      9.26%      Libor + 0.40%       3/05          3/30           818,574          752,849
  7/00         22,982      9.17%      Libor + 0.40%       2/03          3/30           873,905        1,221,975
  7/00         28,305      9.15%      Libor + 0.40%       4/03          3/30         1,369,813        1,671,727
  7/00         32,404      9.13%      Libor + 0.40%       6/03          3/30         1,820,639        2,056,481
  7/00          3,383      9.08%      Libor + 0.40%      11/03          3/30           237,006          241,109
  7/00         12,062      9.00%      Libor + 0.40%       2/04          3/30           904,757          878,731
  7/00         24,622      8.985%     Libor + 0.40%       4/04          3/30         1,956,490        1,859,986
  7/00          9,184      8.97%      Libor + 0.40%       7/04          3/30           782,911          726,630
  7/00         13,454      8.93%      Libor + 0.40%       9/04          3/30         1,180,831        1,075,119
  7/00         17,888      8.87%      Libor + 0.40%       3/05          3/30         1,714,479        1,500,071
  9/00         39,407      7.46%      Libor + 0.40%         -           9/10         5,209,022        3,940,610
 11/00         11,776      8.34%      Libor + 0.40%       3/05          3/30           821,744          635,430
 11/00          2,338      8.41%      Libor + 0.40%       9/04          3/30           152,500          123,704
 11/00         23,636      8.48%      Libor + 0.40%       2/04          3/30         1,343,881        1,161,401
 11/00         20,265      8.60%      Libor + 0.40%       6/03          3/30           900,135          894,183
 11/00         28,629      8.66%      Libor + 0.40%       2/03          3/30           904,769        1,088,842
--------------------------------------------------------------------------------------------------------------------
Total                                                                              $45,078,418      $44,239,310
--------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002, COMPARED TO THE QUARTER ENDED JUNE 30, 2001

Belmar Capital Fund LLC and its subsidiaries (collectively, the Fund) total return for the quarter ended June 30, 2002 was -11.31%. This return reflects a decrease in the Fund's net asset value per share from $88.34 to $78.35 during the period. For comparison, the Standard & Poor's 500 Index (the "S&P 500"), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -13.39% over the same period. Investors cannot invest directly in an Index. For the quarter ended June 30, 2001, the Fund's total return was 6.2%. This return reflected an increase in the Fund's net asset value per share from $87.12 to $92.48 during that period.

Economic growth as measured by Gross Domestic Product slowed in the second quarter of 2002, increasing at a lower than expected rate. The overall equity markets and all major U.S. equity indices continued to post negative returns as occurred in the first quarter of the year. Economic uncertainty and volatility increased during the quarter with reports of corporate malfeasance and accounting fraud. In general, smaller capitalization stocks outperformed larger capitalization stocks, and a value investment style continued to outperform growth. The best performing sector in the S&P 500 for the second quarter of 2002 was materials, followed by consumer staples and energy. Looking back a year ago, consumer cyclicals was the best second quarter sector performer followed by basic materials and transportation.

In this environment of increased volatility, the performance of the Tax-Managed Growth Portfolio (the "Portfolio") fared better than the overall market. The Portfolio maintained an overweighted stance in the consumer discretionary sector, and gradually reduced health care positions, especially in biotechnology and pharmaceutical stocks. The Portfolio's emphasis on industrial company investments, especially in the airfreight and aerospace defense areas, proved to be prudent. Property and casualty insurance names as well as service providers positively contributed to the performance in the quarter. Lack of earnings visibility and continuing structural overcapacity reinforced the Portfolio's cautious stance in telecommunications and information technology groups.

The combined impact on performance of the Fund's investments and activities outside of the Portfolio was modestly positive during the period. The performance of the Fund exceeded that of the Portfolio by approximately 0.3% for the quarter ended June 30, 2002. The Fund's investments in real estate partnership preference units generally benefited from lower interest rates and tightening spreads in income-oriented securities, particularly in real estate related securities. The Fund's investment in its real estate joint venture, despite continuing weakness in operating fundamentals, performed moderately well during the quarter. The value of the Fund's holdings in interest rate swaps declined as interest rates fell. For the quarter ended June 30, 2001, the performance of the Fund exceeded that of the Portfolio by approximately 0.6%.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

The Fund's total return for the six months ended June 30, 2002 was -10.32%. This return reflects a decrease in the Fund's net asset value per share from $87.37 to $78.35 during the period. For comparison, the S&P 500 had a total return of -13.15% over the same period. For the six months ended June 30, 2001, the Fund's total return was -5.47%. This return reflected a decrease in the Fund's net asset value per share from $97.83 to $92.48 during that period.

During the first half of 2002, overall equity markets and major equity indices continued to post negative returns. Continuing economic uncertainty and increased volatility caused by issues relating to corporate governance, accounting, and geopolitical uncertainties have created a difficult investment environment. During the period, smaller capitalization stocks generally outperformed larger capitalization stocks, and a value investment style continued to outperform growth.

The Portfolio delivered better results than the overall market in the first six months of 2002. The Portfolio maintained an overweighted stance in the consumer discretionary and consumer staples sectors, as it did in the first half of 2001. The Portfolio gradually reduced health care positions, especially in biotechnology and pharmaceutical stocks. The Portfolio's continued emphasis on industrial company investments, especially in the airfreight logistics and aerospace defense areas, proved to be prudent. Lack of earning visibility and continuing structural overcapacity reinforced the Portfolio's cautious weighting in telecommunications and information technology groups. The two aforementioned groups were de-emphasized last year as well.

The combined impact on performance of the Fund's investments and activities outside of the Portfolio was modestly positive during the period. The performance of the Fund exceeded that of the Portfolio by approximately 0.6% for the six months ended June 30, 2002. The Fund's investments in real estate partnership preference units generally benefited from lower interest rates and tightening spreads in income-oriented securities, particularly in real estate related securities. The Fund's investment in its real estate joint venture, despite continuing weakness in operating fundamentals, performed moderately well. The value of the Fund's holdings in interest rate swaps declined as interest rates fell. For the six months ended June 30, 2001, the performance of the Fund exceeded that of the Portfolio by approximately 0.9%.

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

As of June 30, 2002 and 2001, the unrealized depreciation related to the interest rate swap agreements was $45,078,418 and $35,632,170, respectively.

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

The Fund believes its more significant estimates and assumptions used in preparation of its consolidated financial statements are affected by its critical accounting policies for the Fund's real estate investments and interest rate swap contracts. Prices are not readily available for these types of investments and therefore they are valued as determined in good faith by Boston Management and Research (the Investment Adviser) on an ongoing basis.

In estimating the value of the Fund's investments in real estate, the Investment Adviser takes into account all relevant factors, data and information, including with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated market values based upon independent valuations assuming an orderly disposition of assets. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including but not limited to an orderly disposition of assets, values may differ from amounts ultimately realized. The Investment Adviser, in determining the value of interest rate swaps, may consider among other things, dealer and counter-party quotes and pricing models.

The policies for real estate investments involve significant judgments that are based upon, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. The valuations of Partnership Preference Units held by the Fund through its investment in Belmar Realty Corporation (BRC) fluctuate over time to reflect, among other factors, changes in interest rates, changes in perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. The value of interest rate swaps may be subject to wide swings in valuation caused by changes in interest rates and in the prices of the underlying instrument and the interest rate swap may be difficult to value since such instrument may be considered illiquid.

Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund and changes in the value of other real estate investments will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------------------------------------------------------------------

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


                            Interest Rate Sensitivity
               Principal (Notional) Amount by Contractual Maturity
                      For the Twelve Months Ended June 30,

                        2003-2006          2007          Thereafter          Total          Fair Value
                     ---------------------------------------------------------------------------------------
Rate sensitive
liabilities:
---------------
Long term
debt - variable
rate Credit
Facility                              $613,500,000                      $613,500,000     $613,500,000
Average
Interest rate                                1.80%                              1.80%

Rate sensitive
 derivative
 financial
 instruments:
---------------
Pay fixed/
 Receive
 variable
 interest rate
 swap contracts                                          $601,657,000   $601,657,000     $(45,078,418)
Average
 pay rate                                                        8.96%          8.96%
Average
 receive rate                                                    1.80%          1.80%

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------
Although in the ordinary course of business, the Fund, BRC or the real estate investments in which BRC has equity interests may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which the Fund or BRC is a party or of which any of BRC's real estate investments is the subject.

Item 2. Changes in Securities and Use of Proceeds.
--------------------------------------------------
     None.

Item 3. Defaults Upon Senior Securities.
----------------------------------------
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
     None.

Item 5. Other Information.
--------------------------
     None.

Item 6. The following is a list of all exhibits filed as part of this Form 10Q:
-------------------------------------------------------------------------------

(a)  Exhibit

21   List of subsidiaries

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on August 14, 2002.




                                        BELMAR CAPITAL FUND LLC
                                        (Registrant)

                                        By: EATON VANCE MANAGEMENT,
                                            its Manager


                                        By: /s/ James L. O'Connor
                                            -----------------------------
                                            James L. O'Connor
                                            Vice President

                                        By: /s/ William M. Steul
                                            -----------------------------
                                            William M. Steul
                                            Chief Financial Officer

                                  EXHIBIT INDEX


21       List of subsidiaries