Form 10-Q
period 2002-09-30
BELMAR CAPITAL FUND LLC
filed 2002-11-14
CIK 1108991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002
                          Commission File No. 000-32633


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
                                ------------


                                      None
                                      ----
Former Name, Former Address and Former Fiscal Year, if changed since last report




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

                             Belmar Capital Fund LLC
                                Index to Form 10Q

PART I - FINANCIAL INFORMATION                                              Page

Item 1.   Condensed Consolidated Financial Statements                          3

          Condensed Consolidated  Statements of Assets and
          Liabilities as of September 30, 2002 (Unaudited)
          and December 31, 2001                                                3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended  September  30,  2002 and
          2001  and for the  Nine  Months  Ended September 30,
          2002 and 2001                                                        4

          Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Nine Months Ended September 30,
          2002 and 2001                                                        6

          Condensed Consolidated  Statements of Cash Flows (Unaudited)
          for the Nine Months Ended September 30, 2002 and 2001                7

          Financial  Highlights  (Unaudited) for the Nine Months
          Ended September 30, 2002                                             9

          Notes to  Condensed Consolidated  Financial  Statements as of
          September 30, 2002 (Unaudited)                                      10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       13

Item 3.   Quantitative and Qualitative Disclosures About Market Risks         16

Item 4.   Controls and Procedures                                             17

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   18

Item 2.   Changes in Securities and Use of Proceeds                           18

Item 3.   Defaults Upon Senior Securities                                     18

Item 4.   Submission of Matters to a Vote of Security Holders                 18

Item 5.   Other Information                                                   18

Item 6.   Exhibits and Reports                                                18


SIGNATURES                                                                    19

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

 BELMAR CAPITAL FUND LLC
 Condensed Consolidated Statements of Assets and Liabilities

                                                                               September 30,
                                                                                    2002            December 31,
                                                                                (Unaudited)             2001
                                                                          ---------------------  -------------------
Assets:
  Investment in Belvedere Capital Fund Company LLC                        $ 1,539,506,478        $ 2,129,845,069
  Investment in Partnership Preference Units                                  558,915,785            587,551,880
  Investment in other real estate                                             206,061,557            229,061,223
  Short-term investments                                                                -              3,919,805
                                                                          ---------------------  -------------------
Total investments                                                         $ 2,304,483,820        $ 2,950,377,977
  Cash                                                                          5,212,543              1,658,511
  Escrow deposits - restricted                                                  4,768,004              6,140,804
  Dividends and interest receivable                                             3,565,809              4,935,259
  Other assets                                                                  3,172,167              4,318,106
                                                                          ---------------------  -------------------
Total assets                                                              $ 2,321,202,343        $ 2,967,430,657
                                                                          ---------------------  -------------------
Liabilities:
  Loan payable - Credit Facility                                          $   535,500,000        $   613,500,000
  Mortgages payable                                                           162,779,816            175,470,843
  Open interest rate swap contracts, at value                                  52,378,092             44,239,310
  Swap interest payable                                                         1,436,407              1,447,644
  Payable for Fund Shares redeemed                                                265,050                      -
  Notes payable to minority shareholder                                           565,972                700,000
  Security deposits                                                               776,588                679,655
  Accrued expenses:
    Interest expense                                                            2,394,960              2,782,673
    Property taxes                                                              2,319,665              3,121,214
    Other expenses and liabilities                                              1,678,107              3,894,230
  Minority interests in controlled subsidiaries                                10,685,622             12,910,955
                                                                          ---------------------  -------------------
Total liabilities                                                         $   770,780,279        $   858,746,524
                                                                          ---------------------  -------------------
Net assets                                                                $ 1,550,422,064        $ 2,108,684,133
                                                                           --------------------  -------------------

Shareholders' Capital
  Shareholders' capital                                                   $ 1,550,422,064        $ 2,108,684,133
                                                                          ---------------------  -------------------

Shares Outstanding                                                             23,466,460             24,134,504
                                                                          ---------------------  -------------------

Net Asset Value and Redemption Price Per Share                            $         66.07        $         87.37
                                                                          ---------------------  -------------------


            See notes to condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)


                                                           Three Months       Three Months      Nine Months       Nine Months
                                                               Ended             Ended             Ended             Ended
                                                           September 30,     September 30,     September 30,     September 30,
                                                               2002               2001             2002               2001
                                                         ------------------ ----------------- ---------------- -------------------
Investment Income:
  Dividends allocated from Belvedere Capital
   (net of foreign taxes of $51,132, $50,619,
   $191,468 and $121,099, respectively)                   $  5,639,402       $  5,568,575      $ 17,311,192     $ 16,376,524
  Interest allocated from Belvedere Capital                    128,715            348,045           456,239        1,616,004
  Expenses allocated from Belvedere Capital                 (2,607,604)        (3,165,935)       (8,792,381)     (10,089,200)
                                                         ------------------ ----------------- ---------------- -------------------
  Net investment income allocated from
   Belvedere Capital                                      $  3,160,513       $  2,750,685      $  8,975,050     $  7,903,328
  Dividends from Partnership Preference Units               12,483,972         14,357,713        39,587,818       33,708,166
  Rental income                                              8,710,898          8,730,936        26,224,436       26,374,868
  Interest                                                       2,993             91,404            61,382          506,238
                                                         ------------------ ----------------- ---------------- -------------------
Total investment income                                   $ 24,358,376       $ 25,930,738      $ 74,848,686     $ 68,492,600
                                                         ------------------ ----------------- ---------------- -------------------
Expenses:
  Investment advisory and administrative fees             $  1,790,762       $  1,792,803      $  5,891,697     $  5,648,053
  Property management fees                                     346,211            347,308         1,041,032        1,040,203
  Distribution and servicing fees                              818,175          1,031,845         2,858,261        3,339,596
  Interest expense on Credit Facility                        3,343,724          5,734,510        10,567,576       25,309,092
  Interest expense on swap contracts                        10,118,324          6,732,767        30,156,297       16,721,512
  Interest expense on mortgages                              3,631,000          3,895,241        11,257,983       11,593,019
  Property and maintenance expenses                          2,977,014          3,378,233         8,535,151        9,593,472
  Property taxes and insurance                               1,057,132          1,023,401         3,535,698        2,964,591
  Miscellaneous                                                248,364            521,273           752,492        1,393,037
                                                         ------------------ ----------------- ---------------- -------------------
Total expenses                                            $ 24,330,706       $ 24,457,381      $ 74,596,187     $ 77,602,575
Deduct -
  Reduction of investment adviser and
   administrative fees                                         419,814            521,117         1,435,666        1,669,419
                                                         ------------------ ----------------- ---------------- -------------------
Net expenses                                              $ 23,910,892       $ 23,936,264      $ 73,160,521     $ 75,933,156
                                                         ------------------ ----------------- ---------------- -------------------
Net investment income (loss) before minority
 interest in net (income) loss of controlled
 subsidiary                                               $    447,484       $  1,994,474      $  1,688,165     $ (7,440,556)
Minority interest in net (income) loss of
 controlled subsidiary                                        (155,365)            61,619          (367,297)        (295,269)
                                                         ------------------ ----------------- ---------------- -------------------
Net investment income (loss)                              $    292,119       $  2,056,093      $  1,320,868     $ (7,735,825)
                                                         ------------------ ----------------- ---------------- -------------------

            See notes to condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                             Three Months      Three Months       Nine Months        Nine Months
                                                                Ended              Ended             Ended              Ended
                                                            September 30,      September 30,     September 30,      September 30,
                                                                 2002              2001               2002               2001
                                                           ----------------- ------------------ -----------------  -----------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
  Investment transactions from Belvedere
   Capital (identified cost basis)                          $ (33,410,557)     $(25,715,901)     $(164,133,745)     $ (27,098,182)
  Investment transactions in Partnership
   Preference Units (identified cost basis)                     2,830,974                 -          5,116,279                  -
  Investment transactions in other real estate
   investments (net of minority interest
   in realized gain (loss) of
   controlled subsidiary of $7,434, $0,
   $(476,023), and $0, respectively)                               19,062                 -         (1,777,939)           428,905
                                                           ----------------- ------------------ -----------------  -----------------
Net realized loss                                           $ (30,560,521)     $(25,715,901)     $(160,795,405)     $ (26,669,277)
                                                           ----------------- ------------------ -----------------  -----------------

Change in unrealized appreciation
  (depreciation) -
  Investment in Belvedere Capital (identified
   cost basis)                                              $(247,988,924)    $(293,367,277)     $(356,435,613)     $(456,547,178)
  Investments in Partnership Preference Units
   (identified cost basis)                                      5,251,055        (7,546,924)        26,324,228         32,389,352
  Investment in other real estate investments
   (net of minority interest in unrealized loss
   of controlled subsidiary of $1,906,217,
   $6,443,516, $2,116,617, and $10,740,873,
   respectively)                                              (10,230,200)       (3,486,773)        (7,556,925)        (1,449,129)
  Interest rate swap contracts                                 (7,299,674)      (24,597,142)        (8,138,782)       (24,790,154)
                                                           ----------------- ------------------ -----------------  -----------------
Net change in unrealized appreciation
  (depreciation)                                            $(260,267,743)    $(328,998,116)     $(345,807,092)     $(450,397,109)
                                                           ----------------- ------------------ -----------------  -----------------

Net realized and unrealized loss                            $(290,828,264)    $(354,714,017)     $(506,602,497)     $(477,066,386)
                                                           ----------------- ------------------ -----------------  -----------------

Net decrease in net assets from operations                  $(290,536,145)    $(352,657,924)     $(505,281,629)     $(484,802,211)
                                                           ================= ================== =================  =================

            See notes to condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets   (Unaudited)

                                                                              Nine Months              Nine Months
                                                                                  Ended                   Ended
                                                                           September 30, 2002       September 30, 2001
                                                                         -----------------------  -----------------------
Increase (Decrease) in Net Assets:
  Net investment income (loss)                                              $     1,320,868          $     (7,735,825)
  Net realized loss from investment transactions                               (160,795,405)              (26,669,277)
  Net change in unrealized appreciation (depreciation) of
   investments                                                                 (345,807,092)             (450,397,109)
                                                                         -----------------------  -----------------------
Net decrease in net assets from operations                                  $  (505,281,629)         $   (484,802,211)

Transactions in Fund Shares -
  Net asset value of Fund Shares redeemed                                   $   (52,980,440)         $    (67,266,788)
                                                                         -----------------------  -----------------------
Net decrease in net assets from Fund Share transactions                     $   (52,980,440)         $    (67,266,788)

Distributions -
  Special Distributions to Belmar Capital
  Fund LLC Shareholders                                                     $             -          $     (1,788,773)
                                                                         -----------------------  -----------------------
Total distributions                                                         $             -          $     (1,788,773)
                                                                         -----------------------  -----------------------

Net decrease in net assets                                                  $  (558,262,069)         $   (553,857,772)
                                                                         -----------------------  -----------------------

Net assets
  At beginning of period                                                    $ 2,108,684,133          $  2,457,715,428
                                                                         -----------------------  -----------------------
  At end of period                                                          $ 1,550,422,064          $  1,903,857,656
                                                                         =======================  =======================

            See notes to condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                            Nine Months        Nine Months
                                                                                               Ended              Ended
                                                                                           September 30,      September 30,
                                                                                               2002               2001
                                                                                         -----------------  ------------------
Cash Flows From Operating Activities -
Net decrease in net assets from operations                                                $(505,281,629)     $(484,802,211)
 Adjustments to reconcile net decrease in net assets from operations to net cash flows from operating activities -
   Amortization of debt issuance costs                                                          262,048            239,284
   Net investment income allocated from Belvedere Capital                                    (8,975,050)        (7,903,328)
   Decrease in dividends and interest receivable                                              1,369,450          5,337,003
   Increase (decrease) in interest payable for open swap contracts                              (11,237)           835,141
   Decrease in escrow deposits                                                                1,066,824          5,864,201
   Decrease in other assets                                                                     546,904          1,482,501
   Decrease in accrued property taxes                                                          (714,987)          (356,712)
   Decrease in security deposits, accrued expenses and other liabilities                     (1,120,425)          (621,201)
   Increase in minority interest                                                                      -            210,000
   Proceeds from sales of Partnership Preference Units                                       60,076,602                  -
   Payments for investments in other real estate                                                      -        (48,651,593)
   Proceeds from sales of investments in other real estate                                            -         49,080,499
   Improvements to rental property                                                           (1,511,479)        (9,890,177)
   Decrease in cash due to sale of one multifamily real estate property                         (17,946)                 -
   Net decrease in investment in Belvedere Capital                                           28,719,502         16,990,093
   Decrease (increase) in short-term investments                                              3,919,805           (530,750)
   Minority interest in net income of controlled subsidiary                                     367,297            295,269
   Net realized loss from investment transactions                                           160,795,405         26,669,277
   Net change in unrealized (appreciation) depreciation of investments                      345,807,092        450,397,109
                                                                                         ------------------  ------------------
Net cash flows from operating activities                                                  $  85,298,176      $   4,644,405
Cash Flows For Financing Activities -
   Payments on Credit Facility                                                            $ (78,000,000)     $           -
   Payments on mortgages                                                                       (919,507)          (860,582)
   Payment on notes payable to minority shareholder                                            (134,028)                 -
   Payments for Fund Shares redeemed                                                         (2,690,609)        (4,780,366)
                                                                                         ------------------  ------------------
Net cash flows for financing activities                                                   $ (81,744,144)     $  (5,640,948)

Net increase (decrease) in cash                                                           $   3,554,032      $    (996,543)

Cash at beginning of period                                                               $   1,658,511      $   2,256,168
                                                                                         ------------------  ------------------
Cash at end of period                                                                     $   5,212,543      $   1,259,625
                                                                                         ==================  ==================

            See notes to condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                         Nine Months           Nine Months
                                                                                            Ended                 Ended
                                                                                        September 30,         September 30,
                                                                                            2002                  2001
                                                                                     -------------------    ------------------
Supplemental Disclosure and Non-cash Investing and
  Financing Activities-
Interest paid for loan - Credit Facility                                              $  8,815,879           $ 24,073,532
Interest paid for mortgages                                                           $ 11,057,820           $ 11,398,247
Interest paid for swap contracts                                                      $ 30,167,534           $ 15,886,371
Market value of securities distributed in payment of redemptions                      $ 50,024,781           $ 65,704,506
Market value of real property and other assets, net of current liabilities, disposed of in conjunction with the sale of one
 multifamily property in other real estate investments                                $ 10,276,498           $          -
Mortgage disposed of in conjunction with the sale of one multifamily
 property in other real estate investments                                            $ 11,771,520           $          -

                 See notes to condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of September 30, 2002
Condensed Consolidated Financial Statements (Continued)

FINANCIAL HIGHLIGHTS (UNAUDITED)
For the Nine Months Ended September 30, 2002

------------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                    $      87.370
------------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
Net investment income(6)                                                                 $       0.055
Net realized and unrealized loss                                                               (21.355)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LOSS FROM OPERATIONS                                                               $     (21.300)
------------------------------------------------------------------------------------------------------------------------------------
NET ASSET VALUE - END OF PERIOD                                                          $      66.070
------------------------------------------------------------------------------------------------------------------------------------
TOTAL RETURN(1)                                                                                 (24.38)%
------------------------------------------------------------------------------------------------------------------------------------

                                                                               AS A PERCENTAGE           AS A PERCENTAGE
                                                                               OF AVERAGE NET            OF AVERAGE GROSS
RATIOS                                                                         ASSETS (5)                ASSETS (4)(5)
------------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
     Interest and other borrowing costs (7)                                     0.61%(9)                0.43%(9)
     Operating expenses(7)                                                      0.72%(9)                0.51%(9)
Belmar Capital Fund LLC Expenses
     Interest and other borrowing costs(8)                                      2.83%(9)                2.00%(9)
     Investment advisory and administrative fees,
          servicing fees and other Fund operating
          expenses(2)(8)                                                        1.16%(9)                0.82%(9)
                                                                               --------------------------------------------
Total expenses(3)                                                               5.32%(9)                3.76%(9)
Net investment income                                                           0.09%(9)                0.06%(9)
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA
------------------------------------------------------------------------------------------------------------------------------------
Net Assets, end of period (000's omitted)                                                         $1,550,422
Portfolio Turnover of Tax-Managed Growth Portfolio                                                        16%
------------------------------------------------------------------------------------------------------------------------------------

(1) Total return is calculated assuming a purchase at the net asset value on the first day and a sale at the net asset value on the last day of the period. Distributions, if any, are assumed reinvested at the net asset value on the reinvestment date.
(2) Ratio includes Belmar Capital Fund LLC's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
(3) The expenses reflect a reduction of the investment advisory and administrative fees. Had such action not been taken, the ratios of total expenses to average net assets and average gross assets would have been 5.42% and 3.83%, respectively, and the ratios of net investment loss to average net assets and average gross assets would have been (0.01)% and (0.01)%, respectively.
(4) Average Gross Assets is defined as the average daily amount of all assets of Belmar Capital Fund LLC (not including its investment in Belmar Realty Corporation (BRC)) plus all assets of BRC, without reduction by any liabilities. For this purpose, the assets of BRC's controlled subsidiary is reduced by the proportionate interests therein of investors other than BRC.
(5) For the purpose of calculating ratios, the income and expenses of BRC's controlled subsidiary is reduced by the proportionate interests therein of investors other than BRC.
(6)  Calculated using average shares outstanding.
(7) Ratio includes BRC's proportional share of expenses incurred by its majority-owned subsidiary.
(8) Ratio includes the expenses of Belmar Capital Fund LLC and BRC, for which Belmar Capital Fund LLC owns 100% of the outstanding common stock. The ratio does not include expenses of BRC's real estate subsidiary.
(9)  Annualized.

            See notes to condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of September 30, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 Basis of Presentation

The condensed consolidated interim financial statements of Belmar Capital Fund LLC (Belmar Capital) and its subsidiaries (collectively, the Fund) have been prepared by the Fund, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2001, has been derived from the December 31, 2001 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  period's  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

2 Estate Freeze

Shareholders in Belmar Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. At September 30, 2002 and December 31, 2001, the Preferred Shares were valued at $66.07 and $87.37, respectively, and the Common Shares had no value. The existence of restructured Fund Shares does not adversely affect Shareholders who do not participate in the election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

3 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital Fund Company LLC (Belvedere Capital) for the nine months ended September 30, 2002 aggregated $98,233,579 and $176,977,862 respectively, and for the nine months ended September 30, 2001 aggregated $39,375,146 and $121,994,466, respectively. Purchases and sales of Partnership Preference Units for the nine months ended September 30, 2002 aggregated $0 and $60,076,602, respectively. There were no purchases and sales of Partnership Preference Units for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, there were no acquisitions of other real property and for the nine months ended September 30, 2001, acquisitions and sales of other real property aggregated $48,651,593 and $49,080,499, respectively.

In  June  2002,  one of the  multifamily  residential  properties  owned  by Bel
Alliance Apartments, LLC (Bel Apartments) was sold to an affiliate of the minority shareholder in Bel Apartments for which a loss of $1,777,939 was recognized.

Sales of Partnership Preference Units for the nine months ended September 30, 2002 represent amounts sold to other funds sponsored by Eaton Vance Management. Sales of other real estate property during the nine months ended September 30, 2001 represent amounts sold to other funds sponsored by Eaton Vance Management.

4 Indirect Investment in Portfolio

Belvedere Capital's interest in Tax-Managed Growth Portfolio (the Portfolio) at September 30, 2002, was $8,043,904,602 representing 58.6% of the Portfolio's net assets and at September 30, 2001 was $8,914,385,448 representing 55.5% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at September 30, 2002 was $1,539,506,478, representing 19.1% of Belvedere Capital's net assets and at September 30, 2001 was $1,927,372,259, representing 21.6% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2002 totaled $88,799,143, of which $17,767,431 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2001 totaled $77,460,677, of which $17,992,528 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2002 totaled $32,657,939, of which $6,555,028 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2001 totaled $32,264,414, of which $7,497,753 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $2,237,353 for the nine months ended September 30, 2002, representing $59,520 of operating expenses and $2,177,833 of service fees. Belvedere Capital allocated additional expenses to the Fund of $2,591,447 for the nine months ended September 30, 2001, representing $61,007 of operating expenses and $2,530,440 of service fees.

A summary of the Portfolio's Statement of Assets and Liabilities, at September 30, 2002, December 31, 2001 and September 30, 2001 and its operations for the nine months ended September 30, 2002, the year ended December 31, 2001 and for the nine months ended September 30, 2001 follows:

                                        September 30,          December 31,          September 30,
                                            2002                   2001                   2001
                                    ---------------------- ---------------------- ---------------------
Investments, at value                    $13,713,440,772       $ 18,312,992,768      $ 15,879,363,685
Other assets                                  59,906,476             23,229,223           247,862,763
----------------------------------- ---------------------- ---------------------- ---------------------
Total Assets                             $13,773,347,248       $ 18,336,221,991      $ 16,127,226,448
Total Liabilities                             35,785,860                357,011            63,436,483
----------------------------------- ---------------------- ---------------------- ---------------------
Net Assets                               $13,737,561,388       $ 18,335,864,980      $ 16,063,789,965
=================================== ====================== ====================== =====================
Dividends and interest                   $   155,639,717       $    192,367,081      $    141,895,798
----------------------------------- ---------------------- ---------------------- ---------------------
Investment adviser fee                   $    55,373,624       $     76,812,367      $     57,512,662
Other expenses                                 1,956,361              2,161,015             1,602,705
----------------------------------- ---------------------- ---------------------- ---------------------
Total expenses                           $    57,329,985       $     78,973,382      $     59,115,367
----------------------------------- ---------------------- ---------------------- ---------------------
Net investment income                    $    98,309,732       $    113,393,699      $     82,780,431
Net realized loss                           (503,906,340)          (360,120,300)         (226,406,730)
Net change in unrealized
  appreciation (depreciation)             (4,125,048,140)        (1,605,211,090)       (3,614,091,583)
----------------------------------- ---------------------- ---------------------- ---------------------
Net decrease in net assets from
  operations                             $(4,530,644,748)      $ (1,851,937,691)     $ (3,757,717,882)
----------------------------------- ---------------------- ---------------------- ---------------------

5 Cancelable Interest Rate Swap Agreements

Belmar Capital has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of September 30, 2002 and December 31, 2001, Belmar Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc., as listed below.

                 Notional                                   Initial                           Unrealized            Unrealized
                  Amount                                   Optional          Final           Depreciation          Depreciation
  Effective       (000's     Fixed        Floating        Termination     Termination      At September 30,       At December 31,
     Date        omitted)     Rate          Rate             Date             Date               2002                  2001
--------------- ----------- --------- ----------------- ---------------- --------------- --------------------- ---------------------
     3/00          $27,500   8.96%    Libor + 0.40%          3/05             3/30                $ 3,585,039           $ 2,436,531
     3/00           19,146   9.09%    Libor + 0.40%          4/04             3/30                  1,848,908             1,532,942
     3/00           43,181   9.20%    Libor + 0.40%          6/03             3/30                  2,203,328             2,837,702
     3/00           21,766   9.24%    Libor + 0.40%          4/03             3/30                    857,401             1,342,028
     3/00           38,102   9.11%    Libor + 0.40%          2/04             3/30                  3,349,413             2,949,577
     3/00           20,659   9.13%    Libor + 0.40%         11/03             3/30                  1,551,133             1,511,706
     3/00           23,027   9.05%    Libor + 0.40%          7/04             3/30                  2,465,666             1,907,179
     5/00           10,773   9.54%    Libor + 0.40%          4/03             3/30                    442,141               751,770
     5/00           12,984   9.50%    Libor + 0.40%          6/03             3/30                    694,914               970,355
     5/00            9,608   9.46%    Libor + 0.40%         11/03             3/30                    769,465               816,822
     5/00           13,274   9.42%    Libor + 0.40%          2/04             3/30                  1,245,084             1,187,688
     5/00           12,063   9.38%    Libor + 0.40%          4/04             3/30                  1,241,650             1,110,698
     5/00           10,799   9.35%    Libor + 0.40%          7/04             3/30                  1,239,620             1,037,073
     5/00           41,185   9.31%    Libor + 0.40%          9/04             3/30                  5,016,211             4,018,391
     5/00            7,255   9.26%    Libor + 0.40%          3/05             3/30                  1,024,145               752,849

     7/00           22,982   9.17%    Libor + 0.40%          2/03             3/30                    558,834             1,221,975
     7/00           28,305   9.15%    Libor + 0.40%          4/03             3/30                  1,086,069             1,671,727
     7/00           32,404   9.13%    Libor + 0.40%          6/03             3/30                  1,617,344             2,056,481
     7/00            3,383   9.08%    Libor + 0.40%         11/03             3/30                    249,757               241,109
     7/00           12,062   9.00%    Libor + 0.40%          2/04             3/30                  1,026,836               878,731
     7/00           24,622   8.98%    Libor + 0.40%          4/04             3/30                  2,304,705             1,859,986
     7/00            9,184   8.97%    Libor + 0.40%          7/04             3/30                    958,896               726,630
     7/00           13,454   8.93%    Libor + 0.40%          9/04             3/30                  1,485,771             1,075,119
     7/00           17,888   8.87%    Libor + 0.40%          3/05             3/30                  2,271,218             1,500,071
     9/00           39,407   7.46%    Libor + 0.40%             -             9/10                  8,591,310             3,940,610
    11/00           11,776   8.34%    Libor + 0.40%          3/05             3/30                  1,242,657               635,430
    11/00            2,338   8.41%    Libor + 0.40%          9/04             3/30                    217,263               123,704
    11/00           23,636   8.48%    Libor + 0.40%          2/04             3/30                  1,716,373             1,161,401
    11/00           20,265   8.60%    Libor + 0.40%          6/03             3/30                    885,013               894,183
    11/00           28,629   8.66%    Libor + 0.40%          2/03             3/30                    631,928             1,088,842
--------------- ----------- --------- ----------------- ---------------- --------------- --------------------- ---------------------
Total                                                                                             $52,378,092           $44,239,310
--------------- ----------- --------- ----------------- ---------------- --------------- --------------------- ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002, COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2001

The total return of Belmar Capital Fund LLC and its subsidiaries (collectively, the Fund) for the quarter ended September 30, 2002 was -15.7%. This return reflects a decrease in the Fund's net asset value per share from $78.35 to $66.07 during the period. For comparison, the Standard & Poor's 500 Index (the S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -17.3% over the same period. Investors cannot invest directly in an Index. For the quarter ended September 30, 2001, the Fund's total return was -15.6%. This return reflected a decrease in the Fund's net asset value per share from $92.48 to $78.07. For comparison, the S&P 500 had a total return of -14.7% over the same period.

A multitude  of factors  contributed  to the  disconnect  between  the  economic recovery and the dismal performance of the equity markets. A combination of geopolitical uncertainties, negative investor sentiment, and fears of double dip recession pressured equity returns. The third quarter of 2002 marked the worst broad market decline, as measured by the S&P 500, since the fourth quarter of 1987. Looking back a year ago during the same period, the U.S. equity market fell sharply as well, but mostly in response to the tragic events of September 11th coupled with the deteriorating domestic economic conditions. Every major domestic benchmark experienced negative returns during the September 2002 quarter, and none of the S&P 500 sectors or industry groups had gains. A subtle change in leadership to growth and large caps emerged, but volatility and the pace of sector rotation remained at high levels.

The best performing sector of the S&P 500 was health care, while information technology and telecommunications services continued to trail the benchmark. Market leading groups in the third quarter of 2002 included casinos and gaming stocks, agricultural equipment, as well as defensive plays such as household products, generic pharmaceuticals and utilities. Defensive leadership was evident during the third quarter of 2001 as well, resulting from cautious investor sentiment due to September 11th. Last year's leading industries included consumer products, pharmaceuticals, packaged foods and utilities groups. Higher beta and more aggressive groups were the worst performers for the quarter ending in September 2002, a continued theme from the same period in 2001. Some of the weakest performers were semiconductors, airlines, entertainment, catalog retail and steel stocks.

In this challenging environment, the performance of Tax-Managed Growth Portfolio (the Portfolio) surpassed that of the overall market. The Portfolio maintained an overweight position in the industrials and consumer staples sectors, a slight directional increase from the levels held at the end of the third quarter of 2001. The Portfolio's emphasis in the areas of food and drug products, airfreight logistics, machinery and defense sub-groups contributed positively to its performance. The Portfolio's neutral weight in the energy group, a relative increase from last year, particularly in the oil and gas industry, proved to be constructive for the overall returns. The Portfolio's underweight in health care and an overweight of the consumer discretionary stocks detracted from returns. While the Portfolio had gradually reduced its position in the financial sector from last year's level, this sector was overweighted, weakening absolute returns, mainly due to insurance and bank industry holdings. Lack of earnings visibility and fundamental uncertainty resulted in the Portfolio's de-emphasis of information technology and telecommunications, which were the worst performing sectors in the quarter ended September 30, 2002.

The combined impact on performance of the Fund's investment activities outside of the Portfolio was modestly negative for the quarters ended September 30, 2002 and 2001. The performance of the Fund trailed that of the Portfolio by approximately -0.6% and -1.9% for the quarters ended September 30, 2002 and 2001, respectively. The Fund's investments in real estate Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities, for the quarter ended September 30, 2002, but suffered modestly from rising credit spreads impacting the value of the Fund's real estate investments during the quarter ended September 30, 2001. During both periods, the Fund's investments in real estate joint ventures experienced weakness in multifamily fundamentals in many U.S. markets, which resulted in declines in value, and interest rate swap valuations declined as interest rates fell. During both periods, dividends received from the Fund's Partnership Preference Units, modestly added to performance.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

The Fund's total return for the nine months ended September 30, 2002 was -24.4%. This return reflects a decrease in the Fund's net asset value per share from $87.37 to $66.07 during the period. For comparison, the S&P 500, had a total return of -28.2% over the same period. For the nine months ended September 30, 2001, the Fund's total return was -20.2%. This return reflected a decrease in the Fund's net asset value per share from $97.83 to $78.07. For comparison, the S&P 500 had a total return of -20.4% over the same period.

Investors awaiting earnings and economic solidification were troubled by political uncertainties, possibility of a double dip recession, lackluster corporate growth prospects, and weakening consumer resilience. Heightened risk sensitivity translated into negative investor sentiment, which has prolonged the bear market. The first nine months of 2002 repeated another volatile market pattern seen during the same period in 2001, rising gradually through mid-March and retreating to the lowest levels of the year at the end of September. Investor behavior however proved different during 2002 in that U.S. equity fund net outflows were at peak levels, sharply contrasting net inflow activity seen during the first nine months of 2001. Most major indices posted multi-year lows, with none achieving positive returns year-to-date in 2002. All ten of the S&P 500 sectors declined during this period. The best performing sectors during these nine months included consumer staples, materials, and energy. The weakest performing groups included fiber optics, semiconductor equipment, unregulated power producers and information technology consulting and services groups.

For the first nine months of 2002, the performance of the Portfolio was above that of the overall market. The outperformance relative to the benchmark can be attributed to the Portfolio sector allocation and stock selection. The most important decision was to underweight information technology and telecom services groups, a continued theme from 2001. The Portfolio underweighted computers, semiconductor equipment, and diversified and wireless services. The Portfolio's positioning in the banks, insurance, food products, and defense sub-groups was also beneficial. The Portfolio gradually reduced holdings in the health care sector, a directional shift from the same period last year, but participation in the  pharmaceutical  and biotechnology  names nevertheless hurt returns. The only other notable difference in the Portfolio's current composition relative to last year was evident in the reduced underweight in the energy and utilities sectors.

The combined impact on performance of the Fund's investment activities outside of the Portfolio was modestly positive for the nine months ended September 30, 2002 and modestly negative for the nine months ended September 30, 2001. The performance of the Fund equaled that of the Portfolio for the nine months ended September 30, 2002 and trailed that of the Portfolio by approximately -1.1% for the nine months ended September 30, 2001. During both periods, the Fund's investments in real estate Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities, while the Fund's investments in real estate joint ventures experienced weakness in multifamily fundamentals in many U.S. markets, which resulted in declines in value, and interest rate swap valuations declined as interest rates fell. During both periods, dividends received from the Fund's Partnership Preference Units, modestly added to performance.

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

As of September 30, 2002 and 2001, the unrealized depreciation related to the interest rate swap agreements was $52,378,092 and $60,229,312, respectively.

CRITICAL ACCOUNTING POLICIES

The Fund's  discussion  and analysis of its  financial  condition and results of operations are based upon the Fund's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Fund's critical accounting policies affect the Fund's more significant estimates and assumptions used in valuing the Fund's real estate investments and interest rate swap contracts. Prices are not readily available for these types of investments and therefore are valued on an ongoing basis by Boston Management and Research (BMR), in its capacity as Manager of Belmar Realty Corporation
(BRC), in the case of real estate investments, and in its capacity as the Fund's investment adviser, in the case of interest rate swap contracts.

In estimating the value of the Fund's investments in real estate, BMR takes into account relevant factors, data and information, including with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated market values based upon independent valuations assuming an orderly disposition of assets. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including but not limited to an orderly disposition of assets, values may differ from amounts ultimately realized. BMR as the Fund's investment adviser, determines the value of interest rate swaps and, in so doing, may consider among other things, dealer and counter-party quotes and pricing models.

The policies for valuing real estate investments involve significant judgments that are based upon, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. The valuations of Partnership Preference Units held by the Fund through its investment in BRC fluctuate over time to reflect, among other factors, changes in interest rates, changes in perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. The value of interest rate swaps may be subject to wide swings in valuation caused by changes in interest rates and in the prices of the underlying instrument and the interest rate swap may be difficult to value since such instrument may be considered illiquid.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Fund's primary exposure to interest rate risk arises from investments in real estate that are financed using floating rate bank borrowings under a revolving credit facility (the Credit Facility). The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on the Issuer's cost of financing plus a margin or one-month LIBOR plus a premium. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The interest rate swap agreements are valued on an ongoing basis by BMR, in capacity as the Fund's investment adviser. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that may be considered speculative and which can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 5 to the condensed consolidated financial statements.

                                             Interest Rate Sensitivity
                                Principal (Notional) Amount by Contractual Maturity
                                     For the Twelve Months Ended September 30,

                              2003-2006         2007          Thereafter          Total          Fair Value
                          -------------- ----------------- ---------------- ----------------- ----------------
Rate sensitive
liabilities:
-------------------------
Long term debt -
 variable rate Credit
 Facility                                 $535,500,000                       $535,500,000      $535,500,000

Average interest rate                          1.74%                              1.74%

Rate sensitive
 derivative financial
 instruments:
-------------------------
Pay fixed/receive
 variable interest rate                                      $601,657,000      $601,657,000      $(52,378,092)
 swap contracts

Average pay rate                                                 8.96%            8.96%

Average receive rate                                             1.74%            1.74%

ITEM 4. CONTROLS AND PROCEDURES

Eaton Vance Management, as the Fund's Manager ("Eaton Vance"), and the Fund's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

The complete and entire management, control and operation of the Fund are vested in the Fund's Manager, Eaton Vance. The Fund's organizational structure does not provide for a board of directors or a board audit committee. As such, the Fund's Chief Executive Officer and Chief Financial Officer intend to report any significant deficiency in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls, to Eaton Vance.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

On October 16, 2002, Eaton Vance as the Fund's Manager, elected Thomas E. Faust Jr. and Michelle A. Alexander as the Fund's Chief Executive Officer and Chief Financial Officer, respectively. Mr. Faust is Executive Vice President of Eaton Vance and BMR and their corporate parent and trustee, Eaton Vance Corp. and Eaton Vance Inc. He is also the Chief Investment Officer of Eaton Vance and BMR, and a Director of Eaton Vance Corp. Ms. Alexander is a Vice President of Eaton Vance and BMR. Mr. Faust and Ms. Alexander also serve as officers of various investment companies managed or advised by Eaton Vance or BMR.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:

     (a)  Exhibits

     21   List of subsidiaries

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 14, 2002.

                                BELMAR CAPITAL FUND LLC
                                (Registrant)



                                By:     /s/ Michelle A. Alexander
                                        ----------------------------------------
                                        Michelle A. Alexander
                                        Duly Authorized Officer and
                                        Principal Accounting Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Thomas E. Faust Jr., certify that:

1. I have reviewed  this  quarterly  report on Form 10-Q of Belmar  Capital Fund
LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                 /s/ Thomas E. Faust Jr.
                                        ------------------------------------
                                        Thomas E. Faust Jr.
                                        Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Michelle A. Alexander, certify that:

1. I have reviewed  this  quarterly  report on Form 10-Q of Belmar  Capital Fund
LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                 /s/ Michelle A. Alexander
                                        -----------------------------------
                                        Michelle A. Alexander
                                        Chief Financial Officer

                                  EXHIBIT INDEX


21   List of subsidiaries

99.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002