Form 10-Q
period 2003-03-31
BELMAR CAPITAL FUND LLC
filed 2003-05-15
CIK 1108991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003
                          Commission File No. 000-32633


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
                                ------------


                                      None
                                      ----
(Former Name, Former Address and Former Fiscal Year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          YES  X   NO
                                                ---     ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). YES  X   NO
                                                ---     ---

                             Belmar Capital Fund LLC
                               Index to Form 10-Q

PART I - FINANCIAL INFORMATION                                              Page

Item 1.   Condensed Consolidated Financial Statements..........................3

          Condensed  Consolidated  Statements  of Assets and
          Liabilities  as of March 31, 2003 (Unaudited) and
          December 31, 2002....................................................3

          Condensed  Consolidated  Statements of Operations
          (Unaudited) for the Three Months Ended March 31,
          2003 and 2002........................................................4

          Condensed Consolidated Statements of Changes in
          Net Assets (Unaudited) for the Three Months Ended
          March 31, 2003 and 2002..............................................6

          Condensed  Consolidated  Statements of Cash Flows
          (Unaudited) for the Three Months Ended March 31, 2003 and 2002.......7

          Financial Highlights  (Unaudited) for the Three Months
          Ended March 31, 2003.................................................9

          Notes to Condensed  Consolidated  Financial Statements
          as of March 31, 2003 (Unaudited)....................................10

Item 2.   Management's  Discussion and Analysis of Financial Condition and
          Results of Operations...............................................15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........18

Item 4.   Controls and Procedures.............................................21

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................22

Item 2.   Changes in Securities and Use of Proceeds...........................22

Item 3.   Defaults Upon Senior Securities.....................................22

Item 4.   Submission of Matters to a Vote of Security Holders.................22

Item 5.   Other Information...................................................22

Item 6.   Exhibits and Reports on Form 8-K....................................22

SIGNATURES....................................................................23

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002......24

EXHIBIT INDEX.................................................................26

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 BELMAR CAPITAL FUND LLC
 Condensed Consolidated Statements of Assets and Liabilities

                                                                                 March 31,
                                                                                    2003            December 31,
                                                                                (Unaudited)             2002
                                                                            -------------------- -------------------
    Assets:
       Investment in Belvedere Capital Fund Company LLC
           (Belvedere Capital)                                                 $ 1,568,928,236      $ 1,645,261,953
       Investment in Partnership Preference Units                                  557,769,433          550,352,892
       Investment in other real estate investments                                 202,910,466          203,940,755
       Short-term investments                                                        3,600,000                    -
                                                                           --------------------  -------------------
    Total investments                                                          $ 2,333,208,135      $ 2,399,555,600
       Cash                                                                          5,059,359            6,149,096
       Escrow deposits - restricted                                                  2,777,504            4,583,810
       Dividends and interest receivable                                             2,456,512            2,456,370
       Receivable for securities sold                                                        -           29,285,540
       Other assets                                                                  3,344,961            3,608,880
                                                                           --------------------  -------------------
    Total assets                                                               $ 2,346,846,471      $ 2,445,639,296
                                                                           --------------------  -------------------
    Liabilities:
       Loan payable - Credit Facility                                          $   596,500,000      $   596,500,000
       Mortgages payable                                                           162,101,475          162,461,900
       Open interest rate swap contracts, at value                                  39,217,224           47,057,312
       Swap interest payable                                                         1,568,800            1,696,469
       Notes payable to minority shareholder                                           565,972              565,972
       Security deposits                                                               785,163              776,772
       Accrued expenses:
           Interest expense                                                          2,490,344            2,487,473
           Property taxes                                                              785,277            3,143,437
           Other expenses and liabilities                                            1,615,656            1,601,191
        Minority interests in controlled subsidiaries                                9,268,502            9,118,965
                                                                           --------------------  -------------------
    Total liabilities                                                          $   814,898,413      $   825,409,491
                                                                           --------------------  -------------------

    Net assets                                                                 $ 1,531,948,058      $ 1,620,229,805

    Shareholders' Capital
                                                                           --------------------  -------------------
     Shareholders' capital                                                     $ 1,531,948,058      $ 1,620,229,805
                                                                           --------------------  -------------------

    Shares Outstanding                                                              23,290,330           23,190,678
                                                                           --------------------  -------------------

    Net Asset Value and Redemption Price Per Share                             $         65.78      $         69.87
                                                                           --------------------  -------------------

            See notes to condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                                              Three Months     Three Months
                                                                                 Ended             Ended
                                                                               March 31,         March 31,
                                                                                  2003             2002
                                                                            ----------------- ----------------
 Investment Income:
      Dividends allocated from Belvedere Capital
         (net of foreign taxes of $72,603, and
          $29,355,  respectively)                                              $   5,950,467     $  5,445,139
      Interest allocated from Belvedere Capital                                      118,842          181,358
      Expenses allocated from Belvedere Capital                                   (2,427,926)      (3,146,053)
                                                                            ----------------- ----------------
      Net investment income allocated from
          Belvedere Capital                                                    $   3,641,383     $  2,480,444
      Dividends from Partnership Preference Units                                 12,484,532       13,912,529
      Rental income                                                                8,587,490        8,742,889
      Interest                                                                        24,127           11,895
                                                                            ----------------- ----------------
 Total investment income                                                       $  24,737,532     $ 25,147,757
                                                                            ----------------- ----------------

 Expenses:
      Investment advisory and administrative fees                              $   1,736,439     $  2,104,754
      Property management fees                                                       338,987          347,649
      Distribution and servicing fees                                                759,629        1,043,486
      Interest expense on Credit Facility                                          2,745,800        3,677,584
      Interest expense on swap contracts                                           9,198,945       10,197,831
      Interest expense on mortgages                                                3,547,846        3,821,757
      Property and maintenance expenses                                            2,778,593        2,706,386
      Property taxes and insurance                                                 1,177,303        1,230,307
      Miscellaneous                                                                  196,810          282,989
                                                                            ----------------- ----------------
 Total expenses                                                                $  22,480,352     $ 25,412,743
 Deduct -
      Reduction of investment advisory and
        administrative fees                                                          382,008          515,469
                                                                            ----------------  -----------------
 Net expenses                                                                  $  22,098,344     $ 24,897,274
                                                                            ----------------- ----------------
 Net investment income before minority
      interest in net income of controlled
      subsidiary                                                               $   2,639,188     $    250,483
 Minority interest in net income of
      controlled subsidiary                                                         (137,545)        (114,392)
                                                                            ----------------- ----------------
 Net investment income                                                         $   2,501,643     $    136,091
                                                                            ----------------- ----------------

            See notes to condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                                               Three Months       Three Months
                                                                                   Ended             Ended
                                                                                 March 31,         March 31,
                                                                                   2003               2002
                                                                             ------------------ -----------------
 Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
      Investment transactions from Belvedere
        Capital (identified cost basis)                                          $ (7,241,552)  $  (12,537,225)
      Investment transactions in Partnership
        Preference Units (identified cost basis)                                      638,700                -
      Termination of interest rate swap contracts                                    (492,772)               -
                                                                             ------------------ -----------------
 Net realized loss                                                               $ (7,095,624)  $  (12,537,225)
                                                                             ------------------ -----------------

 Change in unrealized appreciation (depreciation) -
      Investment in Belvedere Capital (identified
        cost basis)                                                              $(73,116,188)  $   26,921,774
      Investments in Partnership Preference Units
        (identified cost basis)                                                    14,811,441          (69,633)
      Investment in other real estate investments
        (net of minority interest in unrealized gain
        (loss) of controlled subsidiary of $11,992,
        and ($760,447), respectively)                                              (1,383,288)         760,447
      Interest rate swap contracts                                                  7,840,088        8,127,630
                                                                             ------------------ -----------------
 Net change in unrealized appreciation (depreciation)                            $(51,847,947)  $   35,740,218
                                                                             ------------------ -----------------

 Net realized and unrealized gain (loss)                                         $(58,943,571)  $   23,202,993
                                                                             ------------------ -----------------

 Net (decrease) increase in net assets from operations                           $(56,441,928)  $   23,339,084
                                                                             ================== =================

            See notes to condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                                                              Three Months             Three Months
                                                                                  Ended                   Ended
                                                                             March 31, 2003           March 31, 2002
                                                                         -----------------------  -----------------------
 Increase (Decrease) in Net Assets:
     Net investment income                                                     $     2,501,643         $        136,091
     Net realized loss from investment transactions                                 (7,095,624)             (12,537,225)
     Net change in unrealized appreciation (depreciation) of
        investments                                                                (51,847,947)              35,740,218
                                                                         -----------------------  -----------------------
 Net (decrease) increase in net assets from operations                         $   (56,441,928)        $     23,339,084
                                                                         -----------------------  -----------------------
 Transactions in Fund Shares -
     Net asset value of Fund Shares issued to shareholders
        in payment of distributions declared                                   $    17,737,085         $              -
     Net asset value of Fund Shares redeemed                                       (10,256,516)             (11,041,571)
                                                                         -----------------------  -----------------------
 Net increase (decrease) in net assets from
     Fund Share transactions                                                   $     7,480,569         $    (11,041,571)
                                                                         -----------------------  -----------------------
 Distributions -
     Distributions to Shareholders                                             $   (39,320,388)        $              -
                                                                         -----------------------  -----------------------
 Total distributions                                                           $   (39,320,388)        $              -
                                                                         -----------------------  -----------------------

 Net (decrease) increase in net assets                                         $   (88,281,747)        $     12,297,513

 Net assets:
     At beginning of period                                                    $ 1,620,229,805         $  2,108,684,133
                                                                         -----------------------  -----------------------
     At end of period                                                          $ 1,531,948,058         $  2,120,981,646
                                                                         =======================  =======================

            See notes to condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Three Months       Three Months
                                                                                               Ended              Ended
                                                                                            March 31,           March 31,
                                                                                               2003               2002
                                                                                         -----------------  ------------------
Cash Flows From (For) Operating Activities -
Net (decrease) increase in net assets from operations                                       $(56,441,928)        $23,339,084
    Adjustments to reconcile net (decrease) increase in net assets from operations to net cash flows from operating activities -
          Amortization of debt issuance costs                                                     84,501              89,628
          Net investment income allocated from Belvedere Capital                              (3,641,383)         (2,480,444)
          Increase in dividends and interest receivable                                             (142)         (3,984,219)
          Decrease in interest payable for open swap contracts                                  (127,669)            (21,512)
          Decrease in escrow deposits - restricted                                             1,806,306           3,021,832
          Decrease in receivable for securities sold                                          29,285,540                   -
          Decrease in other assets                                                               179,418             255,283
          Decrease in accrued property taxes                                                  (2,358,160)         (2,258,582)
          (Increase) decrease in security deposits, accrued interest, and
               accrued other expenses and liabilities                                             25,727          (1,093,073)
          Proceeds from sales of Partnership Preference Units                                  8,033,600                   -
          Improvements to rental property                                                       (341,007)           (595,182)
          Net (increase) decrease in investment in Belvedere Capital                         (10,000,001)          4,538,926
          (Increase) decrease in short-term investments                                       (3,600,000)          3,335,722
          Payment for termination of interest rate swap contracts                               (492,772)                  -
          Minority interest in net income of controlled subsidiary                                137,545            114,392
          Net realized loss from investment transactions                                        7,095,624         12,537,225
          Net change in unrealized (appreciation) depreciation of investments                  51,847,947        (35,740,218)
                                                                                         ------------------  ------------------
Net cash flows from operating activities                                                    $   21,493,146       $ 1,058,862

Cash Flows From (For) Financing Activities -
          Payments on mortgages                                                             $    (360,425)       $  (356,437)
          Payment on notes payable to minority shareholder                                               -          (134,028)
          Payments for Fund Shares redeemed                                                      (639,155)          (916,026)
          Distributions paid to Shareholders                                                  (21,583,303)                 -
                                                                                         ------------------  ------------------
Net cash flows for financing activities                                                     $ (22,582,883)       $(1,406,491)

Net decrease in cash                                                                        $  (1,089,737)       $  (347,629)

Cash at beginning of period                                                                 $    6,149,096       $ 1,658,511
                                                                                         ------------------  ------------------
Cash at end of period                                                                       $    5,059,359       $ 1,310,882
                                                                                         ==================  ==================

            See notes to condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                        Three Months          Three Months
                                                                                            Ended                 Ended
                                                                                         March 31,              March 31,
                                                                                            2003                  2002
                                                                                     -------------------    ------------------
       Supplemental Disclosure and Non-cash Investing and
           Financing Activities-
             Interest paid for loan - Credit Facility                                       $ 2,085,315          $  3,063,209
             Interest paid for mortgages                                                    $ 3,449,183          $  3,706,234
             Interest paid for swap contracts                                               $ 9,326,614          $ 10,219,343
             Market value of securities distributed in payment of redemptions               $ 9,617,361          $ 10,125,545

            See notes to condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of March 31, 2003
Condensed Consolidated Financial Statements (Continued)

FINANCIAL HIGHLIGHTS (UNAUDITED)
For the Three Months Ended March 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                    $            69.870
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
Net investment income(6)                                                                 $             0.107
Net realized and unrealized loss                                                                      (2.497)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LOSS FROM OPERATIONS                                                               $            (2.390)
------------------------------------------------------------------------------------------------------------------------------------

DISTRIBUTIONS
------------------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                            $            (1.700)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                                                      $            (1.700)
------------------------------------------------------------------------------------------------------------------------------------

NET ASSET VALUE - END OF PERIOD                                                          $            65.780
------------------------------------------------------------------------------------------------------------------------------------

TOTAL RETURN(1)                                                                                        (3.57)%
------------------------------------------------------------------------------------------------------------------------------------

                                                                       AS A PERCENTAGE           AS A PERCENTAGE
                                                                       OF AVERAGE NET            OF AVERAGE GROSS
RATIOS                                                                 ASSETS (5)                ASSETS (2)(5)
---------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
     Interest and other borrowing costs (7)                                    0.73%(8)                 0.49%(8)
     Operating expenses(7)                                                     0.91%(8)                 0.60%(8)
Belmar Capital Fund LLC Expenses
     Interest and other borrowing costs(4)                                     3.14%(8)                 2.08%(8)
     Investment advisory and administrative fees, servicing
           fees and other Fund operating expenses(3)(4)                        1.21%(8)                 0.81%(8)
                                                                               --------------------------------------------
Total expenses                                                                 5.99%(8)                 3.98%(8)

Net investment income                                                          0.66%(8)                 0.44%(8)
---------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DATA
---------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                          $1,531,948
Portfolio Turnover of Tax-Managed Growth Portfolio (the Portfolio)                                         4%
---------------------------------------------------------------------------------------------------------------------------

(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belmar Capital Fund LLC (Belmar Capital) (including Belmar Capital's interest in Belvedere Capital Fund Company LLC (Belvedere Capital) and Belmar Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belmar Realty Corporation's (Belmar Realty) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belmar Realty.
(3) Includes Belmar Capital's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
(4) Includes the expenses of Belmar Capital and Belmar Realty. Does not include expenses of the real estate subsidiary, majority owned by Belmar Realty.
(5) For the purpose of calculating ratios, the income and expenses of Belmar Realty's controlled subsidiary are reduced by the proportionate interests therein of investors other than Belmar Realty.
(6)  Calculated using average shares outstanding.
(7) Includes Belmar Realty's proportional share of expenses incurred by its majority-owned subsidiary.
(8)  Annualized.

            See notes to condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of March 31, 2003
Notes To Condensed Consolidated Financial Statements (Unaudited)

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

The balance sheet at December 31, 2002 has been derived from the December 31, 2002 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  period's  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

2 Estate Freeze

Shareholders in Belmar Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. At March 31, 2003 and December 31, 2002, the Preferred Shares were valued at $65.78 and $69.87, respectively, and the Common Shares had no value. The existence of restructured Fund Shares does not adversely affect Shareholders who do not participate in the election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

3 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital Fund Company LLC (Belvedere Capital) for the three months ended March 31, 2003 aggregated $10,000,000 and $9,617,360 respectively, and for the three months ended March 31, 2002 aggregated $12,045,414 and $26,709,874, respectively. For the three months ended March 31, 2003, purchases and sales of Partnership Preference Units aggregated $0 and $8,033,600, respectively. There were no purchases and sales of Partnership Preference Units for the three months ended March 31, 2002. There were no acquisitions and sales of other real property for the three months ended March 31, 2003 and March 31, 2002.

Sales of Partnership Preference Units for the three months ended March 31, 2003 represent amounts sold to other funds sponsored by Eaton Vance Management for which a gain of $638,700 was recognized.

4 Indirect Investment in Portfolio

Belvedere Capital's interest in Tax-Managed Growth Portfolio (the Portfolio) at March 31, 2003, was $8,400,349,853 representing 61.1% of the Portfolio's net assets and at March 31, 2002 was $10,618,305,771 representing 56.5% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at March 31, 2003 was $1,568,928,236, representing 18.7% of Belvedere Capital's net assets and at March 31, 2002 was $2,132,045,602, representing 20.1% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2003 totaled $32,398,573, of which $6,069,309 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2002 totaled $27,289,011, of which $5,626,497 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2003 totaled $9,667,954, of which $1,820,273 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2002 totaled $11,408,561, of which $2,347,879 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $607,653 for the three months ended March 31, 2003, representing $17,977 of operating expenses and $589,676 of service fees. Belvedere Capital allocated additional expenses to the Fund of $798,174 for the three months ended March 31, 2002, representing $20,422 of operating expenses and $777,752 of service fees.

A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 2003, December 31, 2002 and March 31, 2002 and its operations for the three months ended March 31, 2003, the year ended December 31, 2002 and for the three months ended March 31, 2002 follows:


                                          March 31,            December 31,            March 31,
                                            2003                   2002                   2002
                                    ---------------------- ---------------------- ---------------------
Investments, at value                    $ 13,797,517,752       $ 14,544,149,182      $ 18,699,529,315
Other assets                                   24,535,362             70,073,039           137,094,099
----------------------------------- ---------------------- ---------------------- ---------------------

Total assets                             $ 13,822,053,114       $ 14,614,222,221      $ 18,836,623,414
Total liabilities                              73,659,303             42,700,633            54,877,430
----------------------------------- ---------------------- ---------------------- ---------------------

Net Assets                               $ 13,748,393,811       $ 14,571,521,588      $ 18,781,745,984
=================================== ====================== ====================== =====================

=================================== ====================== ====================== =====================
Dividends and interest                   $     53,431,732       $    213,292,082      $     48,561,319
----------------------------------- ---------------------- ---------------------- ---------------------
Investment adviser fee                   $     15,490,999       $     71,564,552      $     19,634,596
Other expenses                                    477,083              2,577,489               654,041
----------------------------------- ---------------------- ---------------------- ---------------------
Total expenses                           $     15,968,082       $     74,142,041      $     20,288,637
----------------------------------- ---------------------- ---------------------- ---------------------
Net investment income                    $     37,463,650       $    139,150,041      $     28,272,682
Net realized losses                           (62,969,970)          (459,996,840)         (111,417,095)
Net change in unrealized
  appreciation (depreciation)                (649,928,537)        (3,312,547,564)          229,264,275
----------------------------------- ---------------------- ---------------------- ---------------------
Net increase (decrease) in net
  assets from operations                 $   (675,434,857)      $ (3,633,394,363)     $    146,119,862
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

The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of March 31, 2003 and December 31, 2002, Belmar Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc., as listed below.

  Notional                                        Initial
   Amount                                        Optional           Final            Unrealized              Unrealized
   (000's        Fixed         Floating         Termination      Termination        Depreciation            Depreciation
  omitted)        Rate           Rate              Date             Date          At March 31, 2003     At December 31, 2002
-------------- ----------- ------------------ ---------------- ---------------- ---------------------- -----------------------
      $27,500    8.96%     LIBOR + 0.40%           3/05             3/30                  $ 3,325,175             $ 3,589,811
       19,146    9.09%     LIBOR + 0.40%           4/04             3/30                    1,458,621               1,721,750
       43,181    9.20%     LIBOR + 0.40%           6/03             3/30                      757,388               1,544,077
       21,766    9.24%     LIBOR + 0.40%           4/03             3/30                       87,561                 491,825
       38,102    9.11%     LIBOR + 0.40%           2/04             3/30                    2,459,070               3,020,889
       20,659    9.13%     LIBOR + 0.40%           11/03            3/30                      988,396               1,317,687
       23,027    9.05%     LIBOR + 0.40%           7/04             3/30                    2,083,007               2,366,994
       10,773    9.54%     LIBOR + 0.40%           4/03             3/30                       45,056                 253,235
       12,984    9.50%     LIBOR + 0.40%           6/03             3/30                      236,794                 483,956
        9,608    9.46%     LIBOR + 0.40%           11/03            3/30                      482,832                 647,043
       13,274    9.42%     LIBOR + 0.40%           2/04             3/30                      901,841               1,111,586
       12,063    9.38%     LIBOR + 0.40%           4/04             3/30                      967,432               1,145,024
       10,799    9.35%     LIBOR + 0.40%           7/04             3/30                    1,034,255               1,178,045
       41,185    9.31%     LIBOR + 0.40%           9/04             3/30                    4,333,245               4,841,445
        7,255    9.26%     LIBOR + 0.40%           3/05             3/30                      937,210               1,013,121
       22,982    9.17%     LIBOR + 0.40%           2/03             3/30                          - *                 163,553
       28,305    9.15%     LIBOR + 0.40%           4/03             3/30                      112,502                 631,854
       32,404    9.13%     LIBOR + 0.40%           6/03             3/30                      563,061               1,146,899
        3,383    9.08%     LIBOR + 0.40%           11/03            3/30                      160,584                 213,883
       12,062    9.00%     LIBOR + 0.40%           2/04             3/30                      762,993                 936,025
       24,622    8.985%    LIBOR + 0.40%           4/04             3/30                    1,837,962               2,167,107
        9,184    8.97%     LIBOR + 0.40%           7/04             3/30                      816,994                 927,854

       13,454    8.93%     LIBOR + 0.40%           9/04             3/30                    1,309,776               1,459,523
       17,888    8.87%     LIBOR + 0.40%           3/05             3/30                    2,116,131               2,283,727
       39,407    7.46%     LIBOR + 0.40%             -              9/10                    8,386,661               8,423,378
       11,776    8.34%     LIBOR + 0.40%           3/05             3/30                    1,195,246               1,287,360
        2,338    8.41%     LIBOR + 0.40%           9/04             3/30                      198,608                 220,542
       23,636    8.48%     LIBOR + 0.40%           2/04             3/30                    1,332,757               1,623,935
       20,265    8.60%     LIBOR + 0.40%           6/03             3/30                      326,066                 655,632
       28,629    8.66%     LIBOR + 0.40%           2/03             3/30                          - *                 189,552
-------------- ----------- ------------------ ---------------- ---------------- ---------------------- -----------------------
                                                                                         $ 39,217,224            $ 47,057,312
-------------- ----------- ------------------ ---------------- ---------------- ---------------------- -----------------------

* Agreement was terminated on the Initial Optional Termination Date.

6 Segment Information

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company of equity securities that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belmar Capital invests in real estate assets through its subsidiary Belmar Realty Corporation (Belmar Realty). Belmar Realty invests directly in Partnership Preference Units and indirectly in real property through a controlled subsidiary, Bel Alliance Apartments, LLC.

Belmar Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income or loss, net realized gain (loss), and unrealized gain (loss). The accounting policies of the reportable segments are the same as those for Belmar Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

                                                            TAX-MANAGED
FOR THE THREE MONTHS ENDED                                    GROWTH               REAL
MARCH 31, 2003                                              PORTFOLIO*            ESTATE               TOTAL
---------------------------------------------------------------------------------------------------------------------
Revenue                                                     $     3,641,383       $  21,072,718      $    24,714,101
Interest expense on mortgages                                             -          (3,547,846)          (3,547,846)
Interest expense on Credit Facility                                       -          (2,388,846)          (2,388,846)
Interest expense on swap contracts                                        -          (9,198,945)          (9,198,945)
Operating expenses                                                 (270,648)         (5,514,554)          (5,785,202)
Minority interest in net income of controlled
   subsidiaries                                                           -            (137,545)            (137,545)
---------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                       $     3,370,735       $     284,982      $     3,655,717
Net realized gain (loss)                                         (7,241,552)            145,928           (7,095,624)
Change in unrealized gain (loss)                                (73,116,188)         21,268,241          (51,847,947)
---------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN NET ASSETS FROM
   OPERATIONS OF REPORTABLE SEGMENTS                        $   (76,987,005)      $  21,699,151      $   (55,287,854)
---------------------------------------------------------------------------------------------------------------------
Segment assets                                              $ 1,568,928,236       $ 770,449,048      $ 2,339,377,284
Segment liabilities                                                       -         737,102,435          737,102,435
---------------------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                           $ 1,568,928,236       $  33,346,613      $ 1,602,274,849
---------------------------------------------------------------------------------------------------------------------

                                                            TAX-MANAGED
FOR THE THREE MONTHS ENDED                                    GROWTH               REAL
MARCH 31, 2002                                              PORTFOLIO*            ESTATE               TOTAL
---------------------------------------------------------------------------------------------------------------------
Revenue                                                     $     2,480,444       $  22,667,313      $    25,147,757
Interest expense on mortgages                                             -          (3,821,757)          (3,821,757)
Interest expense on Credit Facility                                       -          (3,493,705)          (3,493,705)
Interest expense on swap contracts                                        -         (10,197,831)         (10,197,831)
Operating expenses                                                 (394,222)         (5,706,901)          (6,101,123)
Minority interest in net income of controlled
   subsidiaries                                                           -            (114,392)            (114,392)
---------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME (LOSS)                                $     2,086,222       $    (667,273)     $     1,418,949
Net realized loss                                               (12,537,225)                  -          (12,537,225)
Change in unrealized gain (loss)                                 26,921,774           8,818,444           35,740,218
---------------------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
   REPORTABLE SEGMENTS                                      $    16,470,771       $   8,151,171      $    24,621,942
---------------------------------------------------------------------------------------------------------------------
Segment assets                                              $ 2,132,045,602       $ 834,460,703      $ 2,966,506,305
Segment liabilities                                                       -         815,230,884          815,230,884
---------------------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                           $ 2,132,045,602       $  19,229,819      $ 2,151,275,421
---------------------------------------------------------------------------------------------------------------------

*Belmar Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the three months ended March 31, 2003 and March 31, 2002:

                                                                          THREE MONTHS ENDED        THREE MONTHS ENDED
                                                                            MARCH 31, 2003            MARCH 31, 2002
                                                                         ----------------------    ----------------------
Revenue:
  Revenues from reportable segments                                             $   24,714,101            $   25,147,757
  Unallocated revenue                                                                   23,431                         -
                                                                         ----------------------    ----------------------
TOTAL REVENUE                                                                   $   24,737,532            $   25,147,757
                                                                         ----------------------    ----------------------
Net increase (decrease) in net assets from operations:
  Net (decrease) increase in net assets from operations of reportable
     segments                                                                   $  (55,287,854)           $   24,621,942
  Unallocated revenue                                                                   23,431                         -
  Unallocated expenses **                                                           (1,177,505)               (1,282,858)
                                                                         ----------------------    ----------------------
TOTAL NET (DECREASE) INCREASE IN NET ASSETS FROM OPERATIONS                     $  (56,441,928)           $   23,339,084
                                                                         ----------------------    ----------------------

** Unallocated expenses include costs of Belmar Capital to operate the Fund such as  servicing  and  distribution
expenses  as  well  as  other   miscellaneous administrative costs of Belmar Capital.

Net assets:
  Net assets of reportable segments                                             $1,602,274,849            $2,151,275,421
  Unallocated cash                                                                   3,869,187                       476
  Short-term investments                                                             3,600,000                   584,083
  Loan payable - Credit Facility                                                   (77,545,000)              (30,675,000)
  Other liabilities                                                                   (250,978)                 (203,334)
                                                                         ----------------------    ----------------------
TOTAL NET ASSETS                                                                $1,531,948,058            $2,120,981,646
                                                                         ----------------------    ----------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. The actual results of Belmar Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund's performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund's unaudited condensed consolidated financial statements and related notes in Item 1 above.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003, COMPARED TO THE QUARTER ENDED MARCH 31, 2002

PERFORMANCE OF THE FUND.(1) The Fund's total return was -3.57% for the quarter ended March 31, 2003. This return reflects a decrease in the Fund's net asset value per share from $69.87 to $65.78 and a distribution of $1.70 per share during the quarter. For comparison, the Standard & Poor's 500 Index (the S&P
500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -3.15% over the same period.(2) The performance of the Fund outperformed that of the Tax-Managed Growth Portfolio (the Portfolio) by approximately 1.14% during the period. Last year, the Fund had a total return performance of 1.11% for the quarter ended March 31, 2002. This return reflected an increase in the Fund's net asset value per share from $87.37 to $88.34. For comparison, the S&P 500 had a total return of 0.28% over the same period.(2) The performance of the Fund outperformed that of the Portfolio by approximately 0.28% during the period.

PERFORMANCE OF THE PORTFOLIO. War angst coupled with rising oil prices, domestic terrorist fears, and negative investor sentiment contributed to continued market volatility in the first quarter of 2003. The quarter was marked by a few leadership reversals from the same period last year. Particularly of note was the dominance of large capitalization and growth related stocks, and the divergence in performance of growth oriented sectors and sub-industries during the quarter. Most major domestic benchmarks experienced negative returns and only two of the S&P 500 sectors had gains during the period.

The best performing sector of the S&P 500 during the first quarter of 2003 was health care, while the telecommunications services sector continued to trail the performance of the S&P 500. Market leading industries in the first quarter included computer software, biotechnology, and managed health care. Defensive groups such as food distributors, material manufacturing, and drug retailing realized weaker quarterly returns during the period.

In this challenging environment, the performance of the Portfolio trailed that of the overall market mostly due to lower exposure to more aggressive sectors and industries. During the quarter, Boston Management and Research (Boston

-------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost.
(2)  It is not possible to invest directly in an Index.

Management), the Portfolio's investment adviser, emphasized industrials and consumer staples sectors, a continuing theme from last year. While this emphasis has been productive in prior periods, it hurt Portfolio returns during the first quarter of 2003. Relatively stronger stock selection within the airfreight and logistics, personal products and beverages sub-industries partially offset the negative performance of these sectors during the quarter.

Boston Management gradually increased the Portfolio's exposure to the energy sector (particularly the oil and gas industries) during the quarter to a relatively higher allocation from its neutral standing versus the S&P 500 last year. Boston Management slightly trimmed the Portfolio's positions in the healthcare and financial sectors from last year's levels, primarily due to fundamental and political headwinds. Lack of earnings visibility in the information technology sector prompted a continued underweight allocation versus the S&P 500. The Portfolio also underweighted the telecommunications services sector during the quarter, which was the S&P 500's worst performing sector during the period. Boston Management believes that these sector shifts are appropriate for the longer-term positioning of the Portfolio.

PERFORMANCE OF REAL ESTATE INVESTMENTS. For the quarter ended March 31, 2003, the Fund's real estate operations conducted through a Real Estate Joint Venture reflected weakening multifamily market fundamentals and the uncertain outlook for the U.S. economy as a whole. Rental income decreased to $8.6 million for the quarter ended March 31, 2003 compared to $8.7 million for the quarter ended March 31, 2002, a decrease of $0.1 million or 1%, while property operating expenses (before debt service and excluding certain operating expenses of Belmar Realty Corporation (Belmar Realty) of approximately $1.2 million) totaled $4.3 million for each period. The decline in rental income was principally due to increased rental concessions offered at the multifamily properties held by the Real Estate Joint Venture. During the quarter ended March 31, 2003, Real Estate Joint Venture operations were also affected by deteriorating multifamily market fundamentals in most regions with falling occupancy levels. Given the continued uncertain outlook for the U.S. economy as a whole, expectations are that real estate operating results in 2003 will be modestly below the levels of 2002.

At March 31, 2003, the estimated fair value of the real properties held through the Fund's Real Estate Joint Venture was $202.9 million compared to $229.7 million at March 31, 2002, a decrease of $26.8 million or 12%. The decrease in estimated real property value was due to a reduction in the number of properties held by the Fund's Real Estate Joint Venture during 2002 and due to declines in estimated property values that resulted from declines in near-term earnings expectations and the economic downturn. The Fund recognized unrealized depreciation of the estimated fair value of its other real estate investments of approximately $1.4 million for the quarter ended March 31, 2003. Despite weaker market conditions, declines in asset values for multifamily properties have generally been modest as decreases in capitalization rates have largely offset declining income level expectations.

For the quarter ended March 31, 2003, the Fund's investments in Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. The Fund sold Partnership Preference Units over the past year, and as a result, the estimated fair value of the Fund's Partnership Preference Units declined. At March 31, 2003, the estimated fair value of the Fund's Partnership Preference Units equaled $557.8 million compared to $587.5 million at March 31, 2002, a decrease of $29.7 million or 5%. The decrease in value, due to fewer Partnership Preference Units held at March 31, 2003, was offset in part by increases in values of the Partnership Preference Units owned by the Fund at March 31, 2003. The Fund recognized $14.8 million in unrealized appreciation in the estimated fair value of the Partnership Preference Units during the quarter ended March 31, 2003 primarily due to the market conditions described above. Dividends received from the Partnership Preference Units for the quarter ended March 31, 2003 totaled $12.5 million compared to $13.9 million for the quarter ended March 31, 2002, a decrease of $1.4 million or 10%. The decrease was due to fewer Partnership Preference Unit holdings during the quarter ended March 31, 2003.

PERFORMANCE OF INTEREST RATE SWAPS. For the quarter ended March 31, 2003, interest rate swap valuations appreciated modestly by approximately $7.8 million, as initial optional termination dates moved closer. Approximately 53% of existing notional contract amounts will reach optional termination over the next four quarters. Offsetting the appreciation were minimal interest rate decreases during the first quarter 2003, in contrast to interest rate increases during the first quarter of 2002. Valuations appreciated by approximately $8.1 million for the quarter ended March 31, 2002 due to increases in swap rates during the period.

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

As of March 31, 2003 and 2002 the unrealized depreciation related to the interest rate swap agreements was $39,217,224 and $36,111,680, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Fund's discussion and analysis of its financial condition and results of operations are based upon the Fund's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Fund's critical accounting policies affect the Fund's more significant estimates and assumptions used in valuing the Fund's real estate investments and interest rate swap agreements. Prices are not readily available for these types of investments and therefore are valued on an ongoing basis by Boston Management, in its capacity as manager of Belmar Realty, in the case of real estate investments, and in its capacity as the Fund's investment adviser, in the case of interest rate swap agreements.

In estimating the value of the Fund's investments in real estate, Boston Management takes into account relevant factors, data and information, including with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated fair values based upon independent valuations assuming an orderly disposition of assets. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including but not limited to an orderly disposition of assets, values may differ from amounts ultimately realized. Boston Management, as the Fund's investment adviser, determines the value of interest rate swaps and, in doing so, may consider among other things, dealer and counter-party quotes and pricing models.

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

The value of interest rate swaps may be subject to wide swings in valuation caused principally by changes in interest rates. Interest rate swaps may be difficult to value since such instruments may be considered illiquid. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund and changes in the value of other real estate investments will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under a revolving securitization facility with two affiliated special purpose commercial paper issuers (the CP Issuers) which is supported by a liquidity facility (collectively, the Credit Facility) and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture. The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on the CP Issuers' cost of financing plus a margin of one-month LIBOR plus a premium. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The value of the Partnership Preference Units and, to a lesser degree, the Real Estate Joint Venture is sensitive to interest rate risk. Increases in interest rates generally will have an adverse affect on the value of Partnership Preference Units and the Real Estate Joint Venture.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 5 to the Fund's unaudited condensed consolidated financial statements in Item 1.

                                                       Interest Rate Sensitivity
                                       Cost, Principal (Notional) Amount by Contractual Maturity
                                                 For the Twelve Months Ended March 31,
                                                                                                                  Estimated
                                   2004-2006          2007          2008        Thereafter         Total          Fair Value
                                 --------------- --------------- ------------ ---------------- --------------- -----------------
Rate sensitive liabilities:
--------------------------------
Long-term debt:
--------------------------------
Fixed-rate mortgages                                                             $162,101,475    $162,101,475      $186,000,000
Average interest rate                                                                   8.50%           8.50%
--------------------------------
Variable-rate Credit Facility                      $596,500,000                                  $596,500,000      $596,500,000
Average interest rate                                     1.24%                                         1.24%
-------------------------------- --------------- --------------- ------------ ---------------- --------------- -----------------
Rate sensitive derivative
 financial instruments:
--------------------------------
Pay fixed/Receive variable
interest rate swap contracts                       $550,046,000                                  $550,046,000     $(39,217,224)
Average pay rate                                          8.97%                                         8.97%
Average receive rate                                      1.24%                                         1.24%
-------------------------------- --------------- --------------- ------------ ---------------- --------------- -----------------
Rate sensitive investments:
--------------------------------
Fixed-rate Partnership
Preference Units:
--------------------------------
Cabot Industrial Properties,
L.P., 8.625% Series B
Cumulative Redeemable
Preferred Units, Callable
4/29/04, Current Yield: 8.67%                                                     $55,831,200     $55,831,200       $64,675,000
--------------------------------
Camden Operating, L.P., 8.50%
Series B Cumulative Redeemable
Perpetual Preferred Units,
Callable 2/23/04, Current
Yield: 8.32%                                                                      $58,869,144     $58,869,144       $69,751,500
--------------------------------
CP Limited Partnership, 8.125%
Series A Cumulative Redeemable
Preferred Units, Callable
4/20/03, Current Yield: 9.04%                                                     $60,844,550     $60,844,550       $67,383,150
--------------------------------
Essex Portfolio, L.P., 7.875%
Series B Cumulative Redeemable
Preferred Units, Callable
2/6/03, Current Yield: 8.38%                                                      $11,997,050     $11,997,050       $15,273,927
--------------------------------
Essex Portfolio, L.P., 9.30%
Series D Cumulative Redeemable
Preferred Units, Callable
7/28/04, Current Yield: 9.05%                                                     $43,009,575     $43,009,575       $51,374,800

--------------------------------
Essex Portfolio, L.P., 9.125%
Series C Cumulative Redeemable
Preferred Units, Callable
11/24/03, Current Yield: 9.01%                                                    $ 3,383,200     $ 3,383,200       $ 4,053,112
--------------------------------
Kilroy Realty, L.P, 8.075%
Series A Cumulative Redeemable
Preferred Units, Callable
2/6/03, Current Yield: 8.95%                                                      $19,298,920     $19,298,920       $23,626,636
--------------------------------
Kilroy Realty, L.P., 9.375%
Series C Cumulative Redeemable
Preferred Units, Callable
11/24/03, Current Yield: 9.69%                                                    $30,266,640     $30,266,640       $33,872,580
--------------------------------
PSA Institutional Partners,
L.P., 9.50% Series N
Cumulative Redeemable
Perpetual Preferred Units,
Callable 3/17/05, Current
Yield: 9.07%                                                                      $64,418,165     $64,418,165       $66,915,450
--------------------------------
Prentiss Properties
Acquisition Partners, L.P.,
8.30% Series B Cumulative
Redeemable Perpetual Preferred
Units, Callable 6/25/03,
Current Yield: 8.91%                                                              $37,660,205     $37,660,205       $44,900,778
--------------------------------
Regency Centers, L.P., 8.125%
Series A Cumulative Redeemable
Preferred Units, Callable
6/25/03, Current Yield: 8.09%                                                     $39,693,050     $39,693,050       $50,220,000
--------------------------------
Regency Centers, L.P., 9.125%
Series D Cumulative Redeemable
Preferred Units, Callable
9/29/04, Current Yield: 8.69%                                                     $12,924,525     $12,924,525       $15,742,500
--------------------------------
Sun Communities Operating
L.P., 8.875% Series A
Cumulative Redeemable
Perpetual Preferred Units,
Callable 9/29/04, Current
Yield: 8.88%                                                                      $44,052,800     $44,052,800       $49,980,000
--------------------------------

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, Eaton Vance Management (Eaton Vance), as the Fund's manager, and the Fund's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are, to the best of their knowledge, effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

As the Fund's manager, the complete and entire management, control and operation of the Fund are vested in Eaton Vance. The Fund's organizational structure does not provide for a board of directors or a board audit committee. As such, the Fund's Chief Executive Officer and Chief Financial Officer intend to report any significant deficiency in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls to Eaton Vance.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          Although in the ordinary course of business, the Fund, Belmar Realty and the Real Estate Joint Venture may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is the subject.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the three months ended March 31, 2003.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:


     (a)  The  following  is a list of all  exhibits  filed as part of this Form
          10-Q:

           4.1 Copy of First and Second Amendments to Revolving Credit and Security Agreement dated March 12, 2003 and April 11, 2003, respectively, filed herewith.

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on May 15, 2003.


                                BELMAR CAPITAL FUND LLC
                                (Registrant)



                                By:     /s/ Michelle A. Alexander
                                        ------------------------------------
                                        Michelle A. Alexander
                                        Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

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

Date: May 15, 2003

                                /s/ Thomas E. Faust Jr.
                                --------------------------
                                Thomas E. Faust Jr.
                                Chief Executive Officer

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

Date: May 15, 2003

                                /s/ Michelle A. Alexander
                                -----------------------------------------
                                Michelle A. Alexander
                                Chief Financial Officer

                                  EXHIBIT INDEX

 4.1 Copy of First and Second Amendments to Revolving Credit and Security Agreement dated March 12, 2003 and April 11, 2003, filed herewith.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002