Form 10-Q
period 2003-06-30
BELMAR CAPITAL FUND LLC
filed 2003-08-14
CIK 1108991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------
                          Commission File No. 000-32633
                                              ---------


                             Belmar Capital Fund LLC
                             -----------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         04-3508106
       --------                                         ----------
(State of organization)                     (I.R.S. Employer Identification No.)

       The Eaton Vance Building
           255 State Street
        Boston, Massachusetts                                            02109
        ---------------------                                            -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number:                                      617-482-8260
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

                                   YES X      NO
                                       ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   YES X      NO
                                       ---      ---

                             BELMAR CAPITAL FUND LLC
                               Index to Form 10-Q

PART I FINANCIAL INFORMATION                                                Page

Item 1. Condensed Consolidated Financial Statements                            3

       Condensed Consolidated Statements of Assets and Liabilities as of
       June 30, 2003 (Unaudited) and December 31, 2002                         3

       Condensed Consolidated Statements of Operations (Unaudited)
       for the Three Months Ended June 30, 2003 and June 30, 2002
       and for the Six Months Ended June 30, 2003 and June 30, 2002            4

       Condensed Consolidated Statements of Changes in Net Assets
       (Unaudited) for the Six Months Ended June 30, 2003 and
       June 30, 2002                                                           6

       Condensed Consolidated Statements of Cash Flows (Unaudited) for the
       Six Months Ended June 30, 2003 and June 30, 2002                        7

       Financial Highlights (Unaudited) for the Six Months Ended
       June 30, 2003                                                           9

       Notes to Condensed Consolidated Financial Statements
       as of June 30, 2003 (Unaudited)                                        10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             16

Item 3. Quantitative and Qualitative Disclosures About Market Risk            21

Item 4. Controls and Procedures                                               22

PART  II OTHER INFORMATION

Item 1. Legal Proceedings                                                     23

Item 2. Changes in Securities and Use of Proceeds                             23

Item 3. Defaults Upon Senior Securities                                       23

Item 4. Submission of Matters to a Vote of Security Holders                   23

Item 5. Other Information                                                     23

Item 6. Exhibits and Reports on Form 8-K                                      23

SIGNATURES                                                                    24

EXHIBIT INDEX                                                                 25

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
----------------------------------------------------

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                         June 30, 2003            December 31,
                                                                                          (Unaudited)                 2002
                                                                                          ---------------       ---------------
Assets:
    Investment in Belvedere Capital Fund Company LLC
       (Belvedere Capital)                                                                $ 1,759,668,762       $ 1,645,261,953
    Investment in Partnership Preference Units                                                564,457,347           550,352,892
    Investment in other real estate                                                           190,619,619           203,940,755
    Short-term investments                                                                      3,499,133                     -
                                                                                          ---------------       ---------------
Total investments                                                                         $ 2,518,244,861       $ 2,399,555,600
    Cash                                                                                        5,360,848             6,149,096
    Escrow deposits - restricted                                                                3,814,264             4,583,810
    Dividends and interest receivable                                                           3,857,954             2,456,370
    Receivable for securities sold                                                                      -            29,285,540
    Other assets                                                                                3,259,186             3,608,880
                                                                                          ---------------       ---------------
Total assets                                                                              $ 2,534,537,113       $ 2,445,639,296
                                                                                          ---------------       ---------------

Liabilities:
    Loan payable - Credit Facility                                                        $   596,500,000       $   596,500,000
    Mortgages payable                                                                         161,805,384           162,461,900
    Open interest rate swap contracts, at value                                                33,845,164            47,057,312
    Swap interest payable                                                                       1,144,894             1,696,469
    Security deposits                                                                             804,009               776,772
    Notes payable to minority shareholder                                                         565,972               565,972
    Accrued expenses:
       Interest expense                                                                         1,208,793             2,487,473
       Property taxes                                                                           1,611,872             3,143,437
       Other expenses and liabilities                                                           2,284,702             1,601,191
    Minority interests in controlled subsidiaries                                               7,629,071             9,118,965
                                                                                          ---------------       ---------------
Total liabilities                                                                         $   807,399,861       $   825,409,491
                                                                                          ---------------       ---------------

Net assets                                                                                $ 1,727,137,252       $ 1,620,229,805

                                                                                          ---------------       ---------------
Shareholders' Capital                                                                     $ 1,727,137,252       $ 1,620,229,805
                                                                                          ---------------       ---------------

Shares Outstanding                                                                             23,015,462            23,190,678
                                                                                          ---------------       ---------------

Net asset value and redemption price per Share                                            $         75.04       $         69.87
                                                                                          ---------------       ---------------


                         See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)


                                                         Three Months       Three Months        Six Months          Six Months
                                                        Ended June 30,     Ended June 30,     Ended June 30,      Ended June 30,
                                                             2003              2002               2003                2002
                                                        ---------------    ---------------    ---------------     ---------------
Investment Income:
    Dividends allocated from Belvedere Capital
      (net of foreign taxes of $112,152, $110,981,
      $184,755 and $140,336, respectively)              $   6,156,100      $   6,226,651      $  12,106,567       $  11,671,790
    Interest allocated from Belvedere Capital                 184,836            146,166            303,678             327,524
    Expenses allocated from Belvedere Capital              (2,580,274)        (3,038,724)        (5,008,200)         (6,184,777)
                                                        ---------------    ---------------    ---------------     ---------------
    Net investment income allocated from
      Belvedere Capital                                 $   3,760,662      $   3,334,093      $   7,402,045       $   5,814,537
    Dividends from Partnership Preference Units            12,150,878         13,191,317         24,635,410          27,103,846
    Rental income                                           8,657,559          8,770,649         17,245,049          17,513,538
    Interest                                                   33,976             46,494             58,103              58,389
                                                        ---------------    ---------------    ---------------     ---------------
Total investment income                                 $  24,603,075      $  25,342,553      $  49,340,607       $  50,490,310
                                                        ---------------    ---------------    ---------------     ---------------

Expenses:
    Investment advisory and administrative fees         $   1,801,410      $   1,996,181      $   3,537,849       $   4,100,935
    Property management fees                                  334,588            347,172            673,575             694,821
    Distribution and servicing fees                           826,426            996,600          1,586,055           2,040,086
    Interest expense on mortgages                           3,612,337          3,805,226          7,160,183           7,626,983
    Interest expense on Credit Facility                     2,162,197          3,546,268          4,907,997           7,223,852
    Interest expense on swap contracts                      9,551,052          9,840,142         19,242,769          20,037,973
    Property and maintenance expenses                       3,109,717          2,851,751          5,888,310           5,558,137
    Property taxes and insurance                            1,196,216          1,248,259          2,373,519           2,478,566
    Miscellaneous                                             447,974            221,139            644,784             504,128
                                                        ---------------    ---------------    ---------------     ---------------
Total expenses                                          $  23,041,917      $  24,852,738      $  46,015,041       $  50,265,481
Deduct-
    Reduction of investment advisory
      and administrative fees                                 417,691            500,383            799,699           1,015,852
                                                        ---------------    ---------------    ---------------     ---------------
Net expenses                                            $  22,624,226      $  24,352,355      $  45,215,342       $  49,249,629
                                                        ---------------    ---------------    ---------------     ---------------
Net investment income before
    minority interest in net income of
    controlled subsidiary                               $   1,978,849      $     990,198      $   4,125,265       $   1,240,681
Minority interest in net income
    of controlled subsidiary                                  (94,806)           (97,540)          (232,351)           (211,932)
                                                        ---------------    ---------------    ---------------     ---------------
Net investment income                                   $   1,884,043      $     892,658      $   3,892,914       $   1,028,749
                                                        ---------------    ---------------    ---------------     ---------------


                         See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                         Three Months       Three Months        Six Months          Six Months
                                                        Ended June 30,     Ended June 30,     Ended June 30,      Ended June 30,
                                                             2003              2002               2003                2002
                                                        ---------------    ---------------    ---------------     ---------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
   Investment transactions from Belvedere
    Capital (identified cost basis)                     $     2,922,615    $ (118,185,963)    $   (4,318,937)     $ (130,723,188)
   Investment transactions in Partnership
    Preference Units (identified cost basis)                  1,172,600         2,285,305          1,811,300           2,285,305
   Investment transactions in other real estate
    (net of minority interest in realized loss of
    controlled subsidiary of $0, $(483,457),
    $0, and $(483,457), respectively)                                 -        (1,797,001)                 -          (1,797,001)
                                                        ---------------    ---------------    ---------------     ---------------
Net realized gain (loss)                                $     4,095,215    $ (117,697,659)    $   (2,507,637)     $ (130,234,884)
                                                        ---------------    ---------------    ---------------     ---------------

Change in unrealized appreciation
   (depreciation) -
    Investment in Belvedere Capital
      (identified cost basis)                           $   202,414,631    $ (135,368,463)    $  129,298,443      $ (108,446,689)
    Investments in Partnership Preference Units
      (identified cost basis)                                11,475,814        21,142,806         26,287,255          21,073,173
    Investments in other real estate
      (net of minority interest in unrealized
      gain (loss) of controlled subsidiary of
      $(1,734,236), $550,045, $(1,722,246)
      and $(210,400), respectively)                         (10,917,092)        1,912,828        (12,300,380)          2,673,275
    Interest rate swap contracts                              5,372,060        (8,966,738)        13,212,148            (839,108)
                                                        ---------------    ---------------    ---------------     ---------------
Net change in unrealized appreciation
   (depreciation)                                       $   208,345,413    $ (121,279,567)    $  156,497,466      $  (85,539,349)
                                                        ---------------    ---------------    ---------------     ---------------

Net realized and unrealized gain (loss)                 $   212,440,628    $ (238,977,226)    $  153,989,829      $ (215,774,233)
                                                        ---------------    ---------------    ---------------     ---------------

Net increase (decrease) in net assets from
   operations                                           $   214,324,671    $ (238,084,568)    $  157,882,743      $ (214,745,484)
                                                        ===============    ===============    ===============     ===============


                         See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)


                                                                                           Six Months             Six Months
                                                                                         Ended June 30,         Ended June 30,
                                                                                             2003                    2002
                                                                                        ----------------       -----------------
Increase (Decrease) in Net Assets:
    Net investment income                                                               $     3,892,914        $      1,028,749
    Net realized loss from investment transactions                                           (2,507,637)           (130,234,884)
    Net change in unrealized appreciation (depreciation)
      of investments                                                                        156,497,466             (85,539,349)
                                                                                        ----------------       -----------------
Net increase (decrease) in net assets from operations                                   $   157,882,743        $   (214,745,484)
                                                                                        ----------------       -----------------

Transactions in Fund Shares -
    Net asset value of Fund Shares issued to Shareholders in
      payment of distributions declared                                                 $    18,603,337        $              -
    Net asset value of Fund Shares redeemed                                                 (30,258,245)            (39,273,372)
                                                                                        ----------------       -----------------
Net decrease in net assets from Fund Share transactions                                 $   (11,654,908)       $    (39,273,372)
                                                                                        ----------------       -----------------

Distributions -
    Distributions to Shareholders                                                       $   (39,320,388)       $              -
                                                                                        ----------------       -----------------
Total distributions                                                                     $   (39,320,388)       $              -
                                                                                        ----------------       -----------------

Net increase (decrease) in net assets                                                   $   106,907,447        $   (254,018,856)

Net assets:
    At beginning of period                                                              $ 1,620,229,805        $  2,108,684,133
                                                                                        ----------------       -----------------
    At end of period                                                                    $ 1,727,137,252        $  1,854,665,277
                                                                                        ================       =================


                         See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Six Months             Six Months
                                                                                         Ended June 30,         Ended June 30,
                                                                                             2003                    2002
                                                                                        ----------------       ----------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                                   $   157,882,743        $  (214,745,484)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities -
      Amortization of debt issuance costs                                                       169,002                177,558
      Net investment income allocated from Belvedere Capital                                 (7,402,045)            (5,814,537)
      Decrease in escrow deposits                                                               769,546              2,431,430
      Decrease in receivable for securities sold                                             29,285,540                      -
      Decrease in other assets                                                                  180,692                378,024
      Increase in dividends and interest receivable                                          (1,401,584)            (1,862,066)
      Decrease in interest payable for open swap contracts                                     (551,575)               (63,851)
      Decrease in security deposits, accrued interest and
        accrued other expenses and liabilities                                                 (567,932)            (1,132,963)
      Decrease in accrued property taxes                                                     (1,531,565)            (1,335,243)
      Proceeds from sales of Partnership Preference Units                                    13,994,100             30,488,828
      Decrease in cash due to sale of one multifamily real estate property                            -                (17,946)
      (Increase) decrease in short-term investments                                          (3,499,133)             3,919,805
      Improvements to rental property                                                          (701,489)            (1,101,239)
      Net increase in investment in Belvedere Capital                                       (10,866,251)           (24,696,694)
      Minority interest in net income of controlled subsidiary                                  232,351                211,932
      Net realized loss from investment transactions                                          2,507,637            130,234,884
      Net change in unrealized (appreciation) depreciation of investments                  (156,497,466)            85,539,349
                                                                                        ----------------       ----------------
Net cash flows from operating activities                                                $    22,002,571        $     2,611,787

Cash Flows From (For) Financing Activities -
    Payments on mortgages                                                               $      (656,516)       $      (643,863)
    Payments for Fund Shares redeemed                                                        (1,417,252)            (1,857,864)
    Payment on notes payable to minority shareholder                                                  -               (134,028)
    Distributions paid to Shareholders                                                      (20,717,051)                     -
                                                                                        ----------------       ----------------
Net cash flows for financing activities                                                 $   (22,790,819)       $    (2,635,755)

Net decrease in cash                                                                    $      (788,248)       $       (23,968)

Cash at beginning of period                                                             $     6,149,096        $     1,658,511
                                                                                        ----------------       ----------------
Cash at end of period                                                                   $     5,360,848        $     1,634,543
                                                                                        ================       ================


                         See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                           Six Months             Six Months
                                                                                         Ended June 30,         Ended June 30,
                                                                                             2003                    2002
                                                                                        ----------------       ----------------
Supplemental Disclosure and Non-cash Investing and
     Financing Activities -
      Interest paid on loan - Credit Facility                                           $   4,637,461          $   5,982,934
      Interest paid on mortgages                                                        $   6,962,700          $   7,571,410
      Interest paid on swap contracts                                                   $  19,794,344          $  20,101,824
      Market value of securities distributed in payment of
         redemptions                                                                    $  28,840,993          $  37,415,508
      Market value of real property and other assets, net of
         current liabilities, disposed of in conjunction with the sale
         of one multifamily property in other real estate                               $           -          $  10,276,498
      Mortgage disposed of in conjunction with the sale of one
         multifamily property in other real estate                                      $           -          $  11,771,520


                         See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of June 30, 2003
Condensed Consolidated Financial Statements (Continued)

Financial Highlights (Unaudited)

For the Six Months Ended June 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                                       $       69.870
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations
------------------------------------------------------------------------------------------------------------------------------------
Net investment income (6)                                                                                   $         0.168
Net realized and unrealized gain                                                                                      6.702
------------------------------------------------------------------------------------------------------------------------------------
Total income from operations                                                                                $         6.870
------------------------------------------------------------------------------------------------------------------------------------

Distributions
------------------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                                               $        (1.700)
------------------------------------------------------------------------------------------------------------------------------------
Total distributions                                                                                         $        (1.700)
------------------------------------------------------------------------------------------------------------------------------------

Net asset value - End of period                                                                             $        75.040
------------------------------------------------------------------------------------------------------------------------------------

Total Return (1)                                                                                                      10.00%
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 As a Percentage             As a Percentage
                                                                                 of Average Net              of Average Gross
Ratios                                                                              Assets(5)                  Assets (2)(5)
------------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
    Interest and other borrowing costs  (7)                                       0.68%    (8)                 0.46%     (8)
    Operating expenses  (7)                                                       0.86%    (8)                 0.58%     (8)
Belmar Capital Fund LLC Expenses
    Interest and other borrowing costs  (4)                                       3.02%    (8)                 2.04%     (8)
    Investment advisory and administrative fees,
       servicing fees and other Fund operating expenses (3)(4)                    1.22%    (8)                 0.83%     (8)
                                                                                 --------------------------------------------
Total expenses                                                                    5.78%    (8)                 3.91%     (8)

Net investment income                                                             0.49%    (8)                 0.33%     (8)
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Data
------------------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                                   $  1,727,137
Portfolio Turnover of Tax-Managed Growth Portfolio (the Portfolio)                                                    11%
------------------------------------------------------------------------------------------------------------------------------------
(1)    Returns are calculated by determining the percentage change in net asset value with all distributions reinvested.  Total return is not computed on an annualized basis.
(2)    Average Gross Assets is defined as the average daily amount of all assets of Belmar Capital Fund LLC (Belmar Capital)
       (including Belmar Capital's interest in Belvedere Capital Fund Company LLC (Belvedere Capital) and Belmar Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities.  For this purpose, the assets of Belmar Realty Corporation's (Belmar Realty) controlled subsidiary are reduced by the proportionate interests therein of investors other than Belmar Realty.
(3)    Includes Belmar Capital's share of Belvedere Capital's allocated expenses, including those expenses allocated from the
       Portfolio.
(4)    Includes the expenses of Belmar Capital and Belmar Realty.  Does not include expenses of the real estate subsidiary majority-owned by Belmar Realty.
(5)    For the purpose of calculating ratios, the income and expenses of Belmar Realty's controlled subsidiary are reduced by the proportionate interests therein of investors other than Belmar Realty.
(6)    Calculated using average shares outstanding.
(7)    Includes Belmar Realty's proportional share of expenses incurred by its majority-owned subsidiary.
(8)    Annualized.


                         See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of June 30, 2003
Notes To Condensed Consolidated Financial Statements (Unaudited)

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

2 Estate Freeze

Shareholders in Belmar Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. At June 30, 2003 and December 31, 2002, the Preferred Shares were valued at $75.04 and $69.87, respectively, and the Common Shares had no value. The existence of restructured Fund Shares does not adversely affect Shareholders who do not make an election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

3 Investment Transactions

The following table summarizes the Fund's investment transactions for the six months ended June 30, 2003 and June 30, 2002:

                                                                           SIX MONTHS ENDED        SIX MONTHS ENDED
                        INVESTMENT TRANSACTION                               JUNE 30, 2003          JUNE 30, 2002
-----------------------------------------------------------------------------------------------------------------------
Increases in investment in Belvedere Capital                                  $10,000,000            $57,542,029
Decreases in investment in Belvedere Capital                                  $27,974,742            $70,260,843
Sales of Partnership Preference Units (1)                                     $13,994,100            $30,488,828
---------------------------------------------------------------------------------------------------------------------

(1) Sales of Partnership Preference Units for the six months ended June 30, 2003 and 2002 include certain sales to other funds sponsored by Eaton Vance Management for which a gain of $638,700 and $2,285,305 was recognized, respectively.

In  June  2002,  one of the  multifamily  residential  properties  owned  by Bel
Alliance Apartments, LLC (Bel Apartments) was sold to an affiliate of the minority shareholder in Bel Apartments for which a loss of $1,797,001 was recognized.

4 Indirect Investment in Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Capital), for the six months ended June 30, 2003 and June 30, 2002, including allocations of income and expenses for the respective periods then ended:

                                                                            SIX MONTHS ENDED        SIX MONTHS ENDED
                                                                              JUNE 30, 2003          JUNE 30, 2002
-------------------------------------------------------------------------------------------------------------------------
Belvedere Capital's interest in the Portfolio (1)                            $ 9,599,217,401          $9,414,074,868
The Fund's investment in Belvedere Capital (2)                               $ 1,759,668,762          $1,883,770,915
Income allocated to Belvedere Capital from the Portfolio                     $    66,798,353          $   59,178,086
Income allocated to the Fund from Belvedere Capital                          $    12,410,245          $   11,999,314
Expenses allocated to Belvedere Capital from the Portfolio                   $    20,113,419          $   22,716,704
Expenses allocated to the Fund from Belvedere Capital                        $     5,008,200          $    6,184,777
------------------------------------------------------------------------------------------------------------------------

(1) As of June 30, 2003 and 2002, the value of Belvedere Capital's interest in the Portfolio represents 61.7% and 57.0% of the Portfolio's net assets, respectively.
(2) As of June 30, 2003 and 2002, the Fund's investment in Belvedere Capital represents 18.3% and 20.0% of Belvedere Capital's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at June 30, 2003, December 31, 2002 and June 30, 2002 and its operations for the six months ended June 30, 2003, for the year ended December 31, 2002 and for the six months ended June 30, 2002 follows:

                                          June 30,             December 31,             June 30,
                                            2003                   2002                   2002
                                    -------------------------------------------------------------------
Investments, at value                    $ 15,616,951,272       $ 14,544,149,182      $ 16,438,266,069
Other assets                                   26,660,614             70,073,039           258,245,026
-------------------------------------------------------------------------------------------------------
Total assets                             $ 15,643,611,886       $ 14,614,222,221      $ 16,696,511,095
Total liabilities                              93,843,137             42,700,633           171,302,142
-------------------------------------------------------------------------------------------------------
Net assets                               $ 15,549,768,749       $ 14,571,521,588      $ 16,525,208,953
=======================================================================================================
Dividends and interest                   $    109,393,140       $    213,292,082      $    104,789,317
-------------------------------------------------------------------------------------------------------
Investment adviser fee                   $     31,979,032       $     71,564,552      $     38,983,369
Other expenses                                    985,298              2,577,489             1,249,484
-------------------------------------------------------------------------------------------------------
Total expenses                           $     32,964,330       $     74,142,041      $     40,232,853
-------------------------------------------------------------------------------------------------------
Net investment income                    $     76,428,810       $    139,150,041      $     64,556,464
Net realized losses                           (29,306,399)          (459,996,840)         (198,388,599)
Net change in unrealized
  appreciation (depreciation)               1,126,151,279         (3,312,547,564)       (1,921,047,828)
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in net
  assets from operations                 $  1,173,273,690       $ (3,633,394,363)     $ (2,054,879,963)
-------------------------------------------------------------------------------------------------------

5 Cancelable Interest Rate Swap Agreements

Belmar Capital has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of June 30, 2003 and December 31, 2002, Belmar Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc. as listed below.

  Notional                                        Initial
   Amount                                        Optional           Final            Unrealized              Unrealized
   (000's        Fixed         Floating         Termination      Termination        Depreciation            Depreciation2002
  omitted)        Rate           Rate              Date             Date          At June 30, 2003      At December 21, 2002
------------------------------------------------------------------------------------------------------------------------------
      $27,500    8.96%     LIBOR + 0.40%           3/05             3/30                  $ 3,156,704             $ 3,589,811
       19,146    9.09%     LIBOR + 0.40%           4/04             3/30                    1,177,538               1,721,750
       43,181    9.20%     LIBOR + 0.40%           6/03             3/30                           -*               1,544,077
       21,766    9.24%     LIBOR + 0.40%           4/03             3/30                           -*                 491,825
       38,102    9.11%     LIBOR + 0.40%           2/04             3/30                    1,846,254               3,020,889
       20,659    9.13%     LIBOR + 0.40%           11/03            3/30                      622,280               1,317,687
       23,027    9.05%     LIBOR + 0.40%           7/04             3/30                    1,793,759               2,366,994
       10,773    9.54%     LIBOR + 0.40%           4/03             3/30                           -*                 253,235
       12,984    9.50%     LIBOR + 0.40%           6/03             3/30                           -*                 483,956
        9,608    9.46%     LIBOR + 0.40%           11/03            3/30                      301,995                 647,043
       13,274    9.42%     LIBOR + 0.40%           2/04             3/30                      670,835               1,111,586
       12,063    9.38%     LIBOR + 0.40%           4/04             3/30                      774,068               1,145,024
       10,799    9.35%     LIBOR + 0.40%           7/04             3/30                      882,642               1,178,045
       41,185    9.31%     LIBOR + 0.40%           9/04             3/30                    3,821,606               4,841,445
        7,255    9.26%     LIBOR + 0.40%           3/05             3/30                      881,375               1,013,121
       22,982    9.17%     LIBOR + 0.40%           2/03             3/30                           -*                 163,553
       28,305    9.15%     LIBOR + 0.40%           4/03             3/30                           -*                 631,854
       32,404    9.13%     LIBOR + 0.40%           6/03             3/30                           -*               1,146,899
        3,383    9.08%     LIBOR + 0.40%           11/03            3/30                      101,246                 213,883
       12,062    9.00%     LIBOR + 0.40%           2/04             3/30                      575,298                 936,025
       24,622   8.985%     LIBOR + 0.40%           4/04             3/30                    1,489,606               2,167,107
        9,184    8.97%     LIBOR + 0.40%           7/04             3/30                      705,597                 927,854
       13,454    8.93%     LIBOR + 0.40%           9/04             3/30                    1,169,034               1,459,523
       17,888    8.87%     LIBOR + 0.40%           3/05             3/30                    2,015,626               2,283,727

       39,407    7.46%     LIBOR + 0.40%             -              9/10                    9,474,035               8,423,378
       11,776    8.34%     LIBOR + 0.40%           3/05             3/30                    1,167,966               1,287,360
        2,338    8.41%     LIBOR + 0.40%           9/04             3/30                      181,690                 220,542
       23,636    8.48%     LIBOR + 0.40%           2/04             3/30                    1,036,010               1,623,935
       20,265    8.60%     LIBOR + 0.40%           6/03             3/30                           -*                 655,632
       28,629    8.66%     LIBOR + 0.40%           2/03             3/30                           -*                 189,552
------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 33,845,164            $ 47,057,312
------------------------------------------------------------------------------------------------------------------------------

* Agreement was terminated on the Initial Optional Termination Date.

6 Debt

Credit Facility - Effective on June 30, 2003, Belmar Capital refinanced the existing credit facility with Citicorp North America, Inc. with two new credit arrangements (collectively, the Credit Facility) totaling $700,000,000. The Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belmar Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Apartments.

The credit arrangement with DrKW Holdings, Inc. is for $581,500,000. This credit arrangement accrues interest at a rate of one-month LIBOR + 0.20% per annum. As of June 30, 2003, outstanding borrowings under this credit arrangement totaled $581,500,000.

The credit arrangement with Merrill Lynch Mortgage Capital is for $118,500,000 and includes the ability to issue letters of credit up to $10,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR + 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. Belmar Capital pays all fees associated with issuing the letters of
credit.  As  of  June  30,  2003,   outstanding  borrowings  under  this  credit
arrangement totaled $15,000,000 and there were no letters of credit issued during the six months ended June 30, 2003.

7 Segment Information

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belmar Capital invests in real estate assets through its subsidiary Belmar Realty Corporation (Belmar Realty). Belmar Realty invests directly in Partnership Preference Units and indirectly in real property through a controlled subsidiary, Bel Apartments.

Belmar Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and unrealized gain (loss). The accounting policies of the reportable segments are the same as those for Belmar Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

FOR THE THREE MONTHS ENDED                                   TAX-MANAGED              REAL
JUNE 30, 2003                                             GROWTH PORTFOLIO*          ESTATE               TOTAL
------------------------------------------------------------------------------------------------------------------------
Revenue                                                     $    3,760,662      $  20,809,126        $    24,569,788
Interest expense on mortgages                                            -         (3,612,337)            (3,612,337)
Interest expense on Credit Facility                               (216,220)        (1,853,653)            (2,069,873)
Interest expense on swap contracts                                       -         (9,551,052)            (9,551,052)
Operating expenses                                                (285,940)        (6,036,774)            (6,322,714)
Minority interest in net income of controlled
   subsidiaries                                                          -            (94,806)               (94,806)
------------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME (LOSS)                                $    3,258,502      $    (339,496)       $     2,919,006
Net realized gain                                                2,922,615          1,172,600              4,095,215
Change in unrealized gain (loss)                               202,414,631          5,930,782            208,345,413
------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
   REPORTABLE SEGMENTS                                      $  208,595,748       $  6,763,886        $   215,359,634
------------------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED                                   TAX-MANAGED              REAL
JUNE 30, 2002                                             GROWTH PORTFOLIO*          ESTATE              TOTAL
---------------------------------------------------------------------------------------------------------------------
Revenue                                                     $    3,334,093      $  21,976,122        $    25,310,215
Interest expense on mortgages                                            -         (3,805,226)            (3,805,226)
Interest expense on Credit Facility                                      -         (3,296,716)            (3,296,716)
Interest expense on swap contracts                                       -         (9,840,142)            (9,840,142)
Operating expenses                                                (315,383)        (5,619,002)            (5,934,385)
Minority interest in net income of controlled
   subsidiaries                                                          -            (97,540)               (97,540)
---------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME (LOSS)                                $    3,018,710      $    (682,504)       $     2,336,206
Net realized (loss) gain                                      (118,185,963)           488,304           (117,697,659)
Change in unrealized gain (loss)                              (135,368,463)        14,088,896           (121,279,567)
---------------------------------------------------------------------------------------------------------------------
NET (DECREASES) INCREASE IN NET ASSETS FROM
   OPERATIONS OF REPORTABLE SEGMENTS                        $ (250,535,716)      $ 13,894,696        $  (236,641,020)
---------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED                                     TAX-MANAGED              REAL
JUNE 30, 2003                                             GROWTH PORTFOLIO*          ESTATE              TOTAL
---------------------------------------------------------------------------------------------------------------------
Revenue                                                     $    7,402,045      $  41,881,844        $    49,283,889
Interest expense on mortgages                                            -         (7,160,183)            (7,160,183)
Interest expense on Credit Facility                               (490,800)        (4,269,957)            (4,760,757)
Interest expense on swap contracts                                       -        (19,242,769)           (19,242,769)
Operating expenses                                                (556,588)       (11,551,328)           (12,107,916)
Minority interest in net income of controlled
   subsidiaries                                                          -           (232,351)              (232,351)
---------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME (LOSS)                                $    6,354,657      $    (574,744)       $     5,779,913
Net realized (loss) gain                                        (4,318,937)         1,811,300             (2,507,637)
Change in unrealized gain (loss)                               129,298,443         27,199,023            156,497,466
---------------------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
   REPORTABLE SEGMENTS                                      $  131,334,163      $  28,435,579        $   159,769,742
---------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED                                     TAX-MANAGED              REAL
JUNE 30, 2002                                             GROWTH PORTFOLIO*          ESTATE              TOTAL
---------------------------------------------------------------------------------------------------------------------
Revenue                                                     $    5,814,537      $  44,643,435        $    50,457,972
Interest expense on mortgages                                            -         (7,626,983)            (7,626,983)
Interest expense on Credit Facility                                      -         (6,790,421)            (6,790,421)
Interest expense on swap contracts                                       -        (20,037,973)           (20,037,973)
Operating expenses                                                (709,605)       (11,325,903)           (12,035,508)
Minority interest in net income of controlled
   subsidiaries                                                          -           (211,932)              (211,932)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME (LOSS)                                $    5,104,932      $  (1,349,777)       $     3,755,155
Net realized (loss) gain                                      (130,723,188)           488,304           (130,234,884)
Change in unrealized gain (loss)                              (108,446,689)        22,907,340            (85,539,349)
---------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN NET ASSETS FROM
   OPERATIONS OF REPORTABLE SEGMENTS                        $ (234,064,945)     $  22,045,867        $  (212,019,078)
---------------------------------------------------------------------------------------------------------------------

                                                             TAX-MANAGED              REAL
AT JUNE 30, 2003                                          GROWTH PORTFOLIO*          ESTATE              TOTAL
---------------------------------------------------------------------------------------------------------------------
Segment assets                                              $1,759,668,762      $ 767,384,570        $ 2,527,053,332
Segment liabilities                                             59,652,223        723,760,080            783,412,303
---------------------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                           $1,700,016,539      $  43,624,490        $ 1,743,641,029
---------------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------
Segment assets                                              $1,674,547,493      $ 766,408,400        $ 2,440,955,893
Segment liabilities                                             59,758,486        753,620,279            813,378,765
---------------------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                           $1,614,789,007      $  12,788,121        $ 1,627,577,128
---------------------------------------------------------------------------------------------------------------------
*Belmar Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                                    THREE MONTHS       THREE MONTHS         SIX MONTHS         SIX MONTHS
                                                        ENDED              ENDED               ENDED             ENDED
                                                    JUNE 30, 2003      JUNE 30, 2002      JUNE 30, 2003      JUNE 30, 2002
                                                  ------------------ ------------------ ------------------ ------------------
Revenue:
  Revenue from reportable segments                    $  24,569,788      $  25,310,215      $  49,283,889     $   50,457,972
  Unallocated revenue                                        33,287             32,338             56,718             32,338
                                                  ------------------ ------------------ ------------------ ------------------
TOTAL REVENUE                                         $  24,603,075      $  25,342,553      $  49,340,607     $   50,490,310
                                                  ------------------ ------------------ ------------------ ------------------

Net increase (decrease) in net assets from
 operations:
  Net increase (decrease) in net assets from
    operations of reportable segments                 $ 215,359,634      $(236,641,020)     $ 159,769,742     $ (212,019,078)
  Unallocated revenue                                        33,287             32,338             56,718             32,338
  Unallocated expenses **                                (1,068,250)        (1,475,886)        (1,943,717)        (2,758,744)
                                                  ------------------ ------------------ ------------------ ------------------
TOTAL NET INCREASE (DECREASE) IN NET ASSETS
 FROM OPERATIONS                                      $ 214,324,671      $(238,084,568)     $ 157,882,743     $ (214,745,484)
                                                  ------------------ ------------------ ------------------ ------------------

** Unallocated expenses include Belmar Capital's costs to operate the Fund such as servicing and distribution fees as well as other miscellaneous administrative costs of Belmar Capital.

                                                                                          JUNE 30, 2003    DECEMBER 31, 2002
                                                                                        ------------------ ------------------
Net assets:
  Net assets of reportable segments                                                       $ 1,743,641,029     $1,627,577,128
  Unallocated cash                                                                              3,984,648          4,683,403
  Short-term investments                                                                        3,499,133                  -
  Loan payable - Credit Facility                                                              (23,860,000)       (11,930,000)
  Other liabilities                                                                              (127,558)          (100,726)
                                                                                        ------------------ ------------------
TOTAL NET ASSETS                                                                          $ 1,727,137,252     $1,620,229,805
                                                                                        ------------------ ------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. The actual results of Belmar Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund's performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund's unaudited condensed consolidated financial statements and related notes in Item 1 above.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002

PERFORMANCE OF THE FUND.1 The Fund's total return was 14.08% for the quarter ended June 30, 2003. This return reflects an increase in the Fund's net asset value per share from $65.48 to $75.04 during the period. For comparison, the Standard & Poor's 500 Index (the S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of 15.39% over the same period. The performance of the Fund exceeded that of Tax-Managed Growth Portfolio (the Portfolio) by approximately 0.54% during the period. Last year, the Fund had a total return performance of -11.31% for the quarter ended June 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $88.34 to $78.35 during the period. For comparison, the S&P 500 had a total return of -13.39% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.33% during that period.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the quarter ended June 30, 2003 was 13.54% compared to the 15.39% return achieved by the S&P 500 over the same period. The S&P 500 enjoyed a strong rally in the quarter, posting its best quarterly return since the fourth quarter of 1998. Encouraging fiscal and monetary policies, resilient consumer spending and positive earnings momentum contributed to the market's strength during the period. In general, small capitalization stocks outperformed large capitalization holdings during the quarter and value investing outperformed growth, a continuing theme from the same period last year. The total return of the Portfolio for the quarter ended June 30, 2002 was -11.64%.

The performance of the Portfolio trailed the performance of the S&P 500 during the quarter ended June 30, 2003 primarily due to the Portfolio's relatively more defensive tilt and its de-emphasis of stocks considered by the Portfolio's investment adviser, Boston Management and Research (Boston Management), to be of lower quality. Higher volatility, lower quality stocks exhibited strong momentum across most industry groups during the period.

The Portfolio's sector allocation during the quarter remained very similar to its positioning relative to the S&P 500 during the year ended December 31, 2002, with no major sector or industry shifts. The Portfolio's exposure to pharmaceuticals in the health care sector and media investments in the consumer discretionary sector was particularly beneficial to the Portfolio's performance during the quarter.

Boston Management remained cautious in the technology and telecommunications sectors during the quarter, maintaining an underweight allocation comparable to the same period a year ago. The Portfolio continued its de-emphasis of stocks in the semiconductor equipment, peripherals, and wireless telecommunication industries. This posture has added to performance over longer time periods and during the same period a year ago, but hindered the Portfolio's performance during the second quarter of 2003.

The Portfolio's overweight of the industrials sector in the areas of airfreight logistics and aerospace and defense, another continuing theme from last year, detracted from quarterly results, but has positively contributed to the Portfolio's longer-term returns. The Portfolio's continued de-emphasis of the utilities and materials sectors and the quality of its stock selection in those sectors was beneficial to performance during the quarter.

1 Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Comparison to the S&P 500 is for reference only. It is not possible to invest directly in an index.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments include Partnership Preference Units and an interest in a Real Estate Joint Venture. For the quarter ended June 30, 2003, the Fund's investments in Partnership Preference Units continued to benefit from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. Because the Fund sold Partnership Preference Units over the past twelve months, the estimated fair value of the Fund's investment in Partnership Preference Units has declined. At June 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $564.5 million compared to $580.4 million at June 30, 2002, a decrease of $15.9 million or 3%. The decrease in value, due to fewer Partnership Preference Units held at June 30, 2003, was offset in part by increases in the per unit value of the
Partnership Preference Units held by the Fund at June 30, 2003. The Fund saw unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $11.5 million during the quarter ended June
30, 2003 compared to approximately $21.1 million during the quarter ended June 30, 2002.

During the quarter ended June 30, 2003, the Fund recognized gains of $1.2 million on the sales of interests in Partnership Preference Units (including sales to another investment fund advised by Boston Management). During the quarter ended June 30, 2002, the Fund recognized gains of $2.3 million on sales of Partnership Preference Units. Dividends received from Partnership Preference Units for the quarter ended June 30, 2003 totaled $12.2 million compared to $13.2 million for the quarter ended June 30, 2002, a decrease of $1.0 million or 8%. The decrease was due to fewer Partnership Preference Units being held during the quarter ended June 30, 2003.

The Fund conducts its real estate operations through a Real Estate Joint Venture that is majority-owned by Belmar Realty Corporation (Belmar Realty), a controlled subsidiary of the Fund. During the quarter ended June 30, 2003, the Fund's real estate operations continued to be impacted by weaker multifamily market fundamentals, as well as the uncertain outlook for the U.S. economy.

Rental income from real estate operations decreased to $8.7 million for the quarter ended June 30, 2003 compared to $8.8 million for the quarter ended June 30, 2002, a decrease of $0.1 million or 1%. This decrease in rental income resulted primarily from increased rent concessions or reduced apartment rental rates and lower occupancy levels at properties owned by the Fund's Real Estate Joint Venture.

Property operating expenses totaled $4.6 million for the quarter ended June 30, 2003 compared to $4.4 million for the quarter ended June 30, 2002, an increase of $0.2 million or 5% (property operating expenses are before debt service and certain operating expenses of Belmar Realty of approximately $1.4 million for the quarter ended June 30, 2003 and approximately $1.2 million for the quarter ended June 30, 2002). The increase in operating expenses was principally due to a 9% increase in property and maintenance expenses. Property tax and insurance expenses did not significantly change. Given the continued uncertain outlook for the U.S. economy as a whole, Boston Management, Belmar Realty's manager, expects that real estate operating results in 2003 will continue to be modestly below the levels of 2002.

At June 30, 2003, the estimated fair value of the real properties held through Belmar Realty was $190.6 million compared to $217.8 million at June 30, 2002, a decrease of $27.2 million or 12%. The decrease in real property value was due to declines in near-term earnings expectations and the economic downturn. The decrease in value was partially offset by decreases in capitalization rates during the year. The Fund saw unrealized depreciation in the estimated fair value of its other real estate investments (which includes the Fund's Real Estate Joint Venture) of approximately $10.9 million during the quarter ended June 30, 2003 compared to approximately $1.9 million of unrealized appreciation during the quarter ended June 30, 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended June 30, 2003, interest rate swap agreement values appreciated by $5.4 million, due to the exercise of early termination options on a number of swap agreements and the remaining agreements approaching their initial optional termination dates. The appreciation was offset by a slight decline in swap rates. For the quarter ended June 30, 2002, interest rate swap agreement valuations decreased by $9.0 million due to a decline in swap rates. Approximately 73% of the notional amount of the Fund's existing swap agreements will reach their initial optional termination dates over the next five quarters.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

PERFORMANCE OF THE FUND. The Fund's total return was 10.00% for the six months ended June 30, 2003. This return reflects an increase in the Fund's net asset value per share from $69.87 to $75.04 and a distribution of $1.70 per share during the period. For comparison, the S&P 500 had a total return of 11.75% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 1.81% during the period. Last year, the Fund had a total return performance of -10.32% for the six months ended June 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $87.37 to $78.35. For comparison, the S&P 500 had a total return of -13.15% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.62% for the six months ended June 30, 2002.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the six months ended June 30, 2003 was 8.19% compared to the 11.75% return achieved by the S&P 500 over the same period. Market performance during the first six months of 2003 remained volatile, but markets proved resilient, achieving impressive returns and positively concluding the first half of the year. War angst, questionable economic recovery, and the SARS outbreak were just a few of the factors contributing to increased volatility and unsettled investor sentiment during the period. During the second quarter of 2003, an easing of geopolitical concerns, positive consumer data, a strong housing market, and a low interest rate environment provided significant support and a boost to the equity markets. The Portfolio's total return for the quarter ended June 30, 2002 was -10.94%.

The Portfolio's performance trailed the S&P 500 in the first six months of 2003, mostly due to its lower exposure to higher volatility, lower quality stocks, which were the strongest price performers during the first six months of 2003. Despite this short-term performance, the Portfolio is committed to its investment strategy of seeking quality stocks that are reasonably priced in relation to their fundamental value.

Boston Management continued to de-emphasize health care investments during the period, a directional move initiated last year that has been positive for the Portfolio's relative returns. Boston Management continued to emphasize industrial company investments, especially in the airfreight logistics and aerospace and defense areas, which has helped the Portfolio's longer-term record, but detracted from first half results. The Portfolio also maintained an overweight stance in the consumer discretionary and consumer staples sectors during the period, as it did in the first half of 2002.

Lack of earning visibility during the period reinforced the Portfolio's cautious weighting in the telecommunications and information technology sectors. Both of the aforementioned sectors were de-emphasized last year as well. The Portfolio's underweight of diversified telecommunication service and software holdings relative to the S&P 500 was particularly beneficial to relative performance in the first half of 2003. Boston Management also continued to underweight the Portfolio's exposure to the materials and utilities sectors, a similar stance to last year's allocation.

PERFORMANCE OF REAL ESTATE INVESTMENTS. For the six months ended June 30, 2003, the Fund's investments in Partnership Preference Units continued to benefit from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. Because the Fund sold Partnership Preference Units over the past twelve months, the estimated fair value of the Fund's investment in Partnership Preference Units has declined. At June 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $564.5 million compared to $580.4 million at June 30, 2002, a decrease of $15.9 million or 3%. The decrease in value, due to fewer Partnership Preference Units held at June 30, 2003, was offset in part by increases in the value per unit of the Partnership Preference Units held by the Fund at June 30, 2003. The Fund saw unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $26.3 million during the six months ended June 30, 2003 compared to unrealized appreciation of approximately $21.1 million during the six months ended June 30, 2002.

During the six months ended June 30, 2003 and 2002, the Fund sold certain of its Partnership Preference Units (including sales to another investment fund advised by Boston Management) and recognized gains of $1.8 million and $2.3 million on the transactions, respectively. Dividends received from Partnership Preference

Units for the six months ended June 30, 2003 totaled $24.6 million compared to $27.1 million for the six months ended June 30, 2002, a decrease of $2.5 million or 9%. The decrease was due to fewer Partnership Preference Units being held during the six months ended June 30, 2003.

For the six months ended June 30, 2003, rental income from properties owned by the Fund's Real Estate Joint Venture decreased to $17.2 million from $17.5 million for the six months ended June 30, 2002, a decline of $0.3 million or 2%. Property operating expenses increased to $8.9 million for the six months ended June 30, 2003 from $8.7 million for the six months ended June 30, 2002, an increase of $0.2 million or 2% (property operating expenses are before debt service and certain operating expenses of Belmar Realty of approximately $2.7 million for the six months ended June 30, 2003 and approximately $2.6 million for the six months ended June 30, 2002). The increase in operating expenses was due to a 6% increase in property and maintenance expenses, offset in part by a 4% decline in property tax and insurance expense. As in 2002, real estate operations during the period were affected by weaker multifamily market fundamentals in most regions with lower occupancy levels and increased rent concessions.

At June 30, 2003, the estimated fair value of the real properties held through Belmar Realty was $190.6 million compared to $217.8 million at June 30, 2002, a decrease of $27.2 million or 12%. The decrease in real property value was due to declines in near-term earnings expectations and the economic downturn. The Fund saw unrealized depreciation of the estimated fair value of its other real estate of approximately $12.3 million during the six months ended June 30, 2003 compared to unrealized appreciation of approximately $2.7 million during the six months ended June 30, 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the six months ended June 30, 2003, interest rate swap agreement values appreciated by approximately $13.2 million compared to depreciation of approximately $0.8 million for the six months ended June 30, 2002. The appreciation during the first half of 2003 is primarily due to the exercise of early termination options on a number of swap agreements and the remaining agreements approaching their initial optional termination dates. The appreciation from approaching terminations was offset in part by a decline in swap rates during the period. The depreciation for the six months ended June 30, 2002 was caused by swap rate decreases during the period.

LIQUIDITY AND CAPITAL RESOURCES

Effective June 30, 2003, the Fund refinanced its Credit Facility with Citicorp North America by entering into new credit arrangements with DrKW Holdings, Inc.
(DrKW) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility), which together total $700 million. The Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Bel Alliance Apartments, LLC and has a seven-year maturity. The Credit Facility will expire in June 2010.

The Credit Facility is primarily used to fund the Fund's equity in real estate investments and will continue to be used for such purpose in the future. The Credit Facility also provides for selling commissions, organizational expenses and any short-term liquidity needs of the Fund. Under certain circumstances, the Fund may increase the size of the Credit Facility and the amount of outstanding borrowings thereunder for these purposes.

The Fund has a $581.5 million credit arrangement with DrKW. Borrowings under the DrKW credit arrangement accrue interest at a rate of one-month LIBOR plus 0.20% per annum. As of June 30, 2003, outstanding borrowings under the DrKW credit arrangement totaled $581.5 million.

The Fund has a $118.5 million credit arrangement with MLMC, including up to $10 million under letters of credit. Borrowings under the MLMC credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of June 30, 2003, outstanding borrowings under the MLMC credit arrangement totaled $15 million.

There were no amounts outstanding under letters of credit at June 30, 2003. The unused loan commitment amount totaled approximately $103.5 million. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing the letters of credit.

The Fund has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding swap agreements, changes in the underlying values of the swaps are recorded as unrealized gains or losses.

As of June 30, 2003 and June 30, 2002, the unrealized depreciation related to the interest rate swap agreements was $33.8 million and $45.1 million, respectively

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Fund's discussion and analysis of its financial condition and results of operations are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Fund's critical accounting policies affect the Fund's more significant estimates and assumptions used in valuing the Fund's real estate investments and interest rate swap agreements. Prices are not readily available for these types of investments and therefore they are valued on an ongoing basis by Boston Management, in its capacity as manager of Belmar Realty, in the case of the real estate investments, and in its capacity as the Fund's investment adviser, in the case of the interest rate swap agreements.

In estimating the value of the Fund's investments in real estate, Boston Management takes into account relevant factors, data and information, including, with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated fair values, which represent the amount at which the investments could be sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including but not limited to the assumption that the investment could be sold in a transaction between willing parties, values may differ from amounts ultimately realized. Boston Management, as the Fund's investment adviser, determines the value of interest rate swaps, and, in doing so, may consider among other things, dealer and counter-party quotes and pricing models.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The value of Partnership Preference Units and, to a lesser degree, other real estate investments is sensitive to interest rate risk. Increases in interest rates generally will have an adverse affect on the value of Partnership Preference Units and other real estate investments.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 5 to the Fund's unaudited condensed consolidated financial statements in Item 1 above.

                           Interest Rate Sensitivity
           Cost, Principal (Notional) Amount by Contractual Maturity
                      For the Twelve Months Ended June 30,

                                                                    Estimated
                        2004-2008   Thereafter        Total        Fair Value
--------------------------------------------------------------------------------
Rate sensitive
liabilities:
------------------------
Long-term debt:
------------------------
Fixed-rate mortgages               $161,805,384   $161,805,384    $185,000,000
Average interest rate                      8.50%          8.50%
------------------------
Variable-rate Credit
Facility                           $596,500,000   $596,500,000    $596,500,000
Average interest rate                      1.32%          1.32%
--------------------------------------------------------------------------------
Rate sensitive
derivative financial
instruments:
------------------------
Pay fixed/
receive variable
interest rate
swap contracts                     $380,368,000   $380,368,000    $(33,845,164)
Average pay rate                           8.88%          8.88%
Average receive rate                       1.32%          1.32%
--------------------------------------------------------------------------------
Rate sensitive
investments:
------------------------
Fixed-rate Partnership
Preference Units:
------------------------
Cabot Industrial
Properties, L.P.,
8.625% Series B
Cumulative Redeemable
Preferred Units,
Callable 4/29/04,
Current Yield: 8.44%               $ 55,831,200   $ 55,831,200    $ 66,391,000

Camden Operating,
L.P., 8.50% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable
2/23/04, Current
Yield: 8.34%                       $ 58,869,144   $ 58,869,144    $ 69,587,700

CP Limited
Partnership, 8.125%
Series A Cumulative
Redeemable Preferred
Units, Callable
4/20/03, Current
Yield: 8.41%                       $ 60,844,550   $ 60,844,550    $ 72,416,700

Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 2/6/03,
Current Yield: 8.03%               $ 11,997,050   $ 11,997,050    $ 15,932,215

Essex Portfolio, L.P.,
9.30% Series D
Cumulative Redeemable
Preferred Units,
Callable 7/28/04,
Current Yield: 8.97%               $ 43,009,575   $ 43,009,575    $ 51,841,200

Essex Portfolio, L.P.,
9.125% Series C
Cumulative Redeemable
Preferred Units,
Callable 11/24/03,
Current Yield: 8.92%               $  3,383,200   $  3,383,200    $  4,091,224

Kilroy Realty, L.P.,
8.075% Series A
Cumulative Redeemable
Preferred Units,
Callable 2/06/03,
Current Yield: 8.79%               $ 14,511,020   $ 14,511,020    $ 18,102,212

Kilroy Realty, L.P.,
9.375% Series C
Redeemable Preferred
Units, Callable
11/24/03, Current
Yield: 9.49%                       $ 30,266,640   $ 30,266,640    $ 34,584,130

PSA Institutional
Partners, L.P., 9.50%
Series N Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/05,
Current Yield: 8.99%               $ 64,418,165   $ 64,418,165    $ 67,503,100

Prentiss Properties
Acquisition Partners,
L.P., 8.30% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable
6/25/03, Current
Yield: 8.41%                       $ 37,660,205   $ 37,660,205    $ 47,540,866

Regency Centers, L.P.,
8.125% Series A
Cumulative Redeemable
Preferred Units,
Callable 6/25/03,
Current Yield: 8.09%               $ 39,693,050   $ 39,693,050    $ 50,220,000

Regency Centers, L.P.,
9.125% Series D
Cumulative Redeemable
Preferred Units,
Callable 9/29/04,
Current Yield: 8.79%               $ 12,924,525   $ 12,924,525    $ 15,567,000

Sun Communities
Operating L.P., 8.875%
Series A Cumulative
Redeemable Perpetual
Preferred Units,
Callable 9/29/04,
Current Yield: 8.76%               $ 44,052,800   $ 44,052,800    $ 50,680,000

ITEM 4. CONTROLS AND PROCEDURES.

Eaton Vance Management (Eaton Vance), as the Fund's manager, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

As the Fund's manager, the complete and entire management, control and operation of the Fund are vested in Eaton Vance. The Fund's organizational structure does not provide for a board of directors or a board audit committee. As such, the Fund's Chief Executive Officer and Chief Financial Officer intend to report to Eaton Vance any significant deficiency in the design or operation of internal control over financial reporting which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Although in the ordinary course of business, the Fund, Belmar Realty and Belmar Realty's controlled subsidiary may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended June 30, 2003.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

4.1 Loan and Security Agreement between Belmar Capital Fund LLC and DrKW Holdings, Inc., as Lender

4.2 Loan and Security Agreement among Belmar Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

31.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on August 14, 2003.


                                BELMAR CAPITAL FUND LLC



                                /s/ Michelle A. Alexander
                                ------------------------
                                Michelle A. Alexander
                                Chief Financial Officer
                                (Duly Authorized Officer and
                                Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

4.1 Loan and Security Agreement between Belmar Capital Fund LLC and DrKW Holdings, Inc., as Lender

4.2 Loan and Security Agreement among Belmar Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

31.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002