Form 10-Q
period 2003-09-30
BELMAR CAPITAL FUND LLC
filed 2003-11-10
CIK 1108991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003
                                               ------------------
                          Commission File No. 000-32633
                                              ---------


                             Belmar Capital Fund LLC
                             -----------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          04-3508106
       --------                                          ----------
(State of organization)                    ( I.R.S. Employer Identification No.)

       The Eaton Vance Building
            255 State Street
         Boston, Massachusetts                                          02109
         ---------------------                                          -----
(Address of principal executive offices)                              (Zip Code)

     Registrant's telephone number:                                 617-482-8260
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

                                   YES  X     NO
                                       ---      ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   YES  X     NO
                                       ---      ----

                             BELMAR CAPITAL FUND LLC
                               Index to Form 10-Q

PART I FINANCIAL INFORMATION                                                Page

Item 1. Condensed Consolidated Financial Statements                            3

        Condensed Consolidated Statements of Assets
        and Liabilities as of September 30, 2003 (Unaudited)
        and December 31, 2002                                                  3

        Condensed Consolidated Statements of Operations
        (Unaudited) for the Three Months Ended September 30,
        2003 and 2002 and for the Nine Months Ended September
        30, 2003 and 2002                                                      4

        Condensed Consolidated Statements of Changes in
        Net Assets (Unaudited) for the Nine Months Ended
        September 30, 2003 and 2002                                            6

        Condensed Consolidated Statements of Cash Flows
        (Unaudited) for the Nine Months Ended September
        30, 2003 and 2002                                                      7

        Financial Highlights (Unaudited) for the Nine
        Months Ended September 30, 2003                                        9

        Notes to Condensed Consolidated Financial Statements
        as of September 30, 2003 (Unaudited)                                  10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             17

Item 3. Quantitative and Qualitative Disclosures About Market Risk            21

Item 4. Controls and Procedures                                               23

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                     23

Item 2. Changes in Securities and Use of Proceeds                             23

Item 3. Defaults Upon Senior Securities                                       23

Item 4. Submission of Matters to a Vote of Security Holders                   24

Item 5. Other Information                                                     24

Item 6. Exhibits and Reports on Form 8-K                                      24

SIGNATURES                                                                    25

EXHIBIT INDEX                                                                 26

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
----------------------------------------------------

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                        September 30, 2003       December 31,
                                                                                           (Unaudited)               2002
                                                                                        ------------------       ------------
Assets:
    Investment in Belvedere Capital Fund Company LLC
      (Belvedere Capital)                                                              $       1,767,246,710    $ 1,645,261,953
    Investment in Partnership Preference Units                                                   495,806,212        550,352,892
    Investment in other real estate                                                              188,577,125        203,940,755
    Short-term investments                                                                        20,783,681                  -
                                                                                       ----------------------   ----------------
Total investments                                                                      $       2,472,413,728    $ 2,399,555,600
    Cash                                                                                           3,843,630          6,149,096
    Escrow deposits - restricted                                                                   4,768,419          4,583,810
    Dividends and interest receivable                                                              2,145,128          2,456,370
    Receivable for securities sold                                                                         -         29,285,540
    Other assets                                                                                   2,947,501          3,608,880
                                                                                       ----------------------   ----------------
Total assets                                                                           $       2,486,118,406    $ 2,445,639,296
                                                                                       ----------------------   ----------------

Liabilities:
    Loan payable - Credit Facility                                                     $         541,500,000    $   596,500,000
    Mortgages payable                                                                            161,502,581        162,461,900
    Open interest rate swap agreements, at value                                                  26,069,108         47,057,312
    Swap interest payable                                                                          1,144,679          1,696,469
    Security deposits                                                                                787,086            776,772
    Notes payable to minority shareholder                                                            565,972            565,972
    Accrued expenses:
      Interest expense                                                                             1,338,585          2,487,473
      Property taxes                                                                               2,402,277          3,143,437
      Other expenses and liabilities                                                               2,144,847          1,601,191
    Minority interests in controlled subsidiaries                                                  7,579,724          9,118,965
                                                                                       ----------------------   ----------------
Total liabilities                                                                      $         745,034,859    $   825,409,491
                                                                                       ----------------------   ----------------

Net assets                                                                             $       1,741,083,547    $ 1,620,229,805

                                                                                       ----------------------   ----------------
Shareholders' Capital                                                                  $       1,741,083,547    $ 1,620,229,805
                                                                                       ----------------------   ----------------

Shares outstanding                                                                                22,566,215         23,190,678
                                                                                       ----------------------   ----------------

Net asset value and redemption price per Share                                         $               77.15    $         69.87
                                                                                       ----------------------   ----------------

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                           Three Months     Three Months        Nine Months       Nine Months
                                                              Ended            Ended               Ended             Ended
                                                           September 30,    September 30,      September 30,     September 30,
                                                               2003            2002                 2003              2002
                                                           -------------    -------------      -------------     -------------
Investment Income:
    Dividends allocated from Belvedere Capital
      (net of foreign taxes of $54,283, $51,132,
      $239,038 and $191,468, respectively)               $    6,434,594    $    5,639,402     $   18,541,161     $   17,311,192
    Interest allocated from Belvedere Capital                    53,274           128,715            356,952            456,239
    Expenses allocated from Belvedere Capital                (2,751,074)       (2,607,604)        (7,759,274)        (8,792,381)
                                                         ---------------   ---------------    ---------------    ---------------
    Net investment income allocated from
      Belvedere Capital                                  $    3,736,794    $    3,160,513     $   11,138,839     $    8,975,050
    Dividends from Partnership Preference Units              10,698,840        12,483,972         35,334,250         39,587,818
    Rental income                                             8,473,810         8,710,898         25,718,859         26,224,436
    Interest                                                     53,976             2,993            112,079             61,382
                                                         ---------------   ---------------    ---------------    ---------------
Total investment income                                  $   22,963,420    $   24,358,376     $   72,304,027     $   74,848,686
                                                         ---------------   ---------------    ---------------    ---------------

Expenses:
    Investment advisory and administrative fees          $    1,789,557    $    1,790,762     $    5,327,406     $    5,891,697
    Property management fees                                    338,613           346,211          1,012,188          1,041,032
    Distribution and servicing fees                             873,268           818,175          2,459,323          2,858,261
    Interest expense on mortgages                             3,605,783         3,631,000         10,765,966         11,257,983
    Interest expense on Credit Facility                       1,944,624         3,343,724          6,852,621         10,567,576
    Interest expense on swap agreements                       6,972,899        10,118,324         26,215,668         30,156,297
    Property and maintenance expenses                         2,954,163         2,977,014          8,842,473          8,535,151
    Property taxes and insurance                              1,239,332         1,057,132          3,612,851          3,535,698
    Miscellaneous                                               342,831           248,364            987,615            752,492
                                                         ---------------   ---------------    ---------------    ---------------
Total expenses                                           $   20,061,070    $   24,330,706     $   66,076,111     $   74,596,187
Deduct-
    Reduction of investment advisory
      and administrative fees                                   446,705           419,814          1,246,404          1,435,666
                                                         ---------------   ---------------    ---------------    ---------------
Net expenses                                             $   19,614,365    $   23,910,892     $   64,829,707     $   73,160,521
                                                         ---------------   ---------------    ---------------    ---------------
Net investment income before
    minority interest in net income of
    controlled subsidiary                                $    3,349,055    $      447,484     $    7,474,320     $    1,688,165
Minority interest in net income
    of controlled subsidiary                                    (45,381)         (155,365)          (277,732)          (367,297)
                                                         ---------------   ---------------    ---------------    ---------------
Net investment income                                    $    3,303,674    $      292,119     $    7,196,588     $    1,320,868
                                                         ---------------   ---------------    ---------------    ---------------

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                        Three Months      Three Months         Nine Months       Nine Months
                                                           Ended             Ended                Ended             Ended
                                                        September 30,     September 30,       September 30,     September 30,
                                                            2003             2002                  2003              2002
                                                        -------------     -------------       -------------     -------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
   Investment transactions from Belvedere
    Capital (identified cost basis)                    $    1,277,688    $   (33,410,557)    $    (3,041,249)   $ (164,133,745)
   Investment transactions in Partnership
    Preference Units (identified cost basis)               14,546,216          2,830,974          16,357,516         5,116,279
   Investment transactions in other real estate
    (net of minority interest in realized gain
    (loss) of controlled subsidiary of $0, $7,434,
    $0, and $(476,023), respectively)                               -             19,062                   -        (1,777,939)
                                                       ---------------   ----------------    ----------------   ---------------
Net realized gain (loss)                               $   15,823,904    $   (30,560,521)    $    13,316,267    $ (160,795,405)
                                                       ---------------   ----------------    ----------------   ---------------

Change in unrealized appreciation
   (depreciation) -
    Investment in Belvedere Capital
      (identified cost basis)                          $   36,814,345    $  (247,988,924)    $   166,112,788    $ (356,435,613)
    Investments in Partnership Preference Units
      (identified cost basis)                             (12,223,737)         5,251,055          14,063,518        26,324,228
    Investments in other real estate
      (net of minority interest in unrealized
      loss of controlled subsidiary of
      $174,654, $1,906,217, $1,896,900
      and $2,116,617, respectively)                        (2,283,368)       (10,230,200)        (14,583,748)       (7,556,925)
    Interest rate swap agreements                           7,776,056         (7,299,674)         20,988,204        (8,138,782)
                                                       ---------------   ----------------    ----------------   ---------------
Net change in unrealized appreciation
   (depreciation)                                      $   30,083,296    $  (260,267,743)    $   186,580,762    $ (345,807,092)
                                                       ---------------   ----------------    ----------------   ---------------

Net realized and unrealized gain (loss)                $   45,907,200    $  (290,828,264)    $   199,897,029    $ (506,602,497)
                                                       ---------------   ----------------    ----------------   ---------------

Net increase (decrease) in net assets from
   operations                                          $   49,210,874    $  (290,536,145)    $   207,093,617    $ (505,281,629)
                                                       ===============   ================    ================   ===============

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                                                                           Nine Months            Nine Months
                                                                                              Ended                  Ended
                                                                                           September 30,          September 30,
                                                                                               2003                  2002
                                                                                           -------------          -------------
Increase (Decrease) in Net Assets:
    Net investment income                                                               $     7,196,588        $     1,320,868
    Net realized gain (loss) from investment transactions                                    13,316,267           (160,795,405)
    Net change in unrealized appreciation (depreciation)
      of investments                                                                        186,580,762           (345,807,092)
                                                                                        ----------------       ----------------
Net increase (decrease) in net assets from operations                                   $   207,093,617        $  (505,281,629)
                                                                                        ----------------       ----------------

Transactions in Fund Shares -
    Net asset value of Fund Shares issued to Shareholders in
      payment of distributions declared                                                 $    18,603,373        $             -
    Net asset value of Fund Shares redeemed                                                 (65,522,822)           (52,980,440)
                                                                                        ----------------       ----------------
Net decrease in net assets from Fund Share transactions                                 $   (46,919,449)       $   (52,980,440)
                                                                                        ----------------       ----------------

Distributions -
    Distributions to Shareholders                                                       $   (39,320,426)       $             -
                                                                                        ----------------       ----------------
Total distributions                                                                     $   (39,320,426)       $             -
                                                                                        ----------------       ----------------

Net increase (decrease) in net assets                                                   $   120,853,742        $  (558,262,069)

Net assets:
    At beginning of period                                                              $ 1,620,229,805        $ 2,108,684,133
                                                                                        ----------------       ----------------
    At end of period                                                                    $ 1,741,083,547        $ 1,550,422,064
                                                                                        ================       ================

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                              Nine Months         Nine Months
                                                                                                 Ended               Ended
                                                                                             September 30,       September 30,
                                                                                                  2003                2002
                                                                                             -------------       -------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                                       $ 207,093,617       $ (505,281,629)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities -
      Net investment income allocated from Belvedere Capital                                  (11,138,839)          (8,975,050)
      (Increase) decrease in escrow deposits                                                     (184,609)           1,066,824
      Decrease in receivable for securities sold                                               29,285,540                    -
      Decrease in other assets                                                                    661,379              808,952
      Decrease in dividends and interest receivable                                               311,242            1,369,450
      Decrease in interest payable for open swap agreements                                      (551,790)             (11,237)
      Decrease in security deposits, accrued interest and
        accrued other expenses and liabilities                                                   (594,918)          (1,120,425)
      Decrease in accrued property taxes                                                         (741,160)            (714,987)
      Proceeds from sales of Partnership Preference Units                                      84,967,714           60,076,602
      Decrease in cash due to sale of one multifamily real estate property                              -              (17,946)
      (Increase) decrease in short-term investments                                           (20,783,681)           3,919,805
      Improvements to rental property                                                          (1,117,017)          (1,511,479)
      Net (increase) decrease in investment in Belvedere Capital                              (10,866,251)          28,719,502
      Minority interest in net income of controlled subsidiary                                    277,732              367,297
      Net realized (gain) loss from investment transactions                                   (13,316,267)         160,795,405
      Net change in unrealized (appreciation) depreciation of investments                    (186,580,762)         345,807,092
                                                                                            --------------      ---------------
Net cash flows from operating activities                                                    $  76,721,930       $   85,298,176
                                                                                            --------------      ---------------

Cash Flows From (For) Financing Activities -
    Repayment of Credit Facility                                                            $ (55,000,000)      $  (78,000,000)
    Repayments on mortgages                                                                      (959,319)            (919,507)
    Payments for Fund Shares redeemed                                                          (2,430,950)          (2,690,609)
    Payment on notes payable to minority shareholder                                                    -             (134,028)
    Distributions paid to Shareholders                                                        (20,717,053)                   -
    Capital contributed to controlled subsidiary                                                   79,926                    -
                                                                                            --------------      ---------------
Net cash flows for financing activities                                                     $ (79,027,396)      $  (81,744,144)
                                                                                            --------------      ---------------

Net (decrease) increase in cash                                                             $  (2,305,466)      $    3,554,032

Cash at beginning of period                                                                 $   6,149,096       $    1,658,511
                                                                                            --------------      ---------------
Cash at end of period                                                                       $   3,843,630       $    5,212,543
                                                                                            ==============      ===============

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                               Nine Months          Nine Months
                                                                                                  Ended                Ended
                                                                                              September 30,        September 30,
                                                                                                  2003                 2002
                                                                                              -------------        -------------
Supplemental Disclosure and Non-cash Investing and
     Financing Activities -
      Interest paid on loan - Credit Facility                                                $    6,452,294       $    8,815,879
      Interest paid on mortgages                                                             $   10,469,505       $   11,057,820
      Interest paid on swap agreements                                                       $   26,767,458       $   30,167,534
      Market value of securities distributed in payment of
         redemptions                                                                         $   63,091,872       $   50,024,781
      Market value of real property and other assets, net of
         current liabilities, disposed of in conjunction with the sale
         of one multifamily property in other real estate                                    $            -       $   10,276,498
      Mortgage disposed of in conjunction with the sale of one
         multifamily property in other real estate                                           $            -       $   11,771,520

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of September 30, 2003
Condensed Consolidated Financial Statements (Continued)

Financial Highlights (Unaudited)

For the Nine Months Ended September 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                                         $  69.870
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations
------------------------------------------------------------------------------------------------------------------------------------
Net investment income (6)                                                                                     $   0.311
Net realized and unrealized gain                                                                                  8.669
------------------------------------------------------------------------------------------------------------------------------------
Total income from operations                                                                                  $   8.980
------------------------------------------------------------------------------------------------------------------------------------

Distributions
------------------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                                                 $  (1.700)
------------------------------------------------------------------------------------------------------------------------------------
Total distributions                                                                                           $  (1.700)
------------------------------------------------------------------------------------------------------------------------------------

Net asset value - End of period                                                                               $  77.150
------------------------------------------------------------------------------------------------------------------------------------

Total Return (1)                                                                                                  13.09%
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     As a Percentage       As a Percentage
                                                                                      of Average Net       of Average Gross
Ratios                                                                                   Assets(5)           Assets (2)(5)
------------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
    Interest and other borrowing costs  (7)                                              0.64%(8)                  0.44%(8)
    Operating expenses  (7)                                                              0.83%(8)                  0.57%(8)
Belmar Capital Fund LLC Expenses
    Interest and other borrowing costs  (4)                                              2.65%(8)                  1.82%(8)
    Investment advisory and administrative fees,
       servicing fees and other Fund operating expenses (3)(4)                           1.19%(8)                  0.81%(8)
                                                                                     -----------------------------------------------
Total expenses                                                                           5.31%(8)                  3.64%(8)

Net investment income                                                                    0.58%(8)                  0.40%(8)
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Data
------------------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                                    $1,741,084
Portfolio Turnover of Tax-Managed Growth Portfolio (the Portfolio)                                                   14%
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

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of September 30, 2003
Notes To Condensed Consolidated Financial Statements (Unaudited)

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

2 Estate Freeze

Shareholders in Belmar Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. At September 30, 2003 and December 31, 2002, the Preferred Shares were valued at $77.15 and $69.87, respectively, and the Common Shares had no value. The existence of restructured Fund Shares does not adversely affect Shareholders who do not make an election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

3 Investment Transactions

The following table summarizes the Fund's investment transactions for the nine months ended September 30, 2003 and September 30, 2002:

                                                                    Nine Months Ended       Nine Months Ended
                 Investment Transaction                            September 30, 2003       September 30, 2002
-----------------------------------------------------------------------------------------------------------------------
Increases in investment in Belvedere Capital                           $10,000,000              $ 98,233,579
Decreases in investment in Belvedere Capital                           $62,225,621              $176,977,862
Sales of Partnership Preference Units (1)                              $84,967,714              $ 60,076,602
-----------------------------------------------------------------------------------------------------------------------

(1) Sales of Partnership Preference Units for the nine months ended September 30, 2003 and 2002 include certain sales to other funds sponsored by Eaton Vance Management for which a gain of $4,268,591 and $5,116,279 was recognized, respectively.

In  June  2002,  one of the  multifamily  residential  properties  owned  by Bel
Alliance Apartments, LLC (Bel Apartments) was sold to an affiliate of the minority shareholder in Bel Apartments for which a loss of $1,797,001 was recognized.

4 Indirect Investment in Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Capital), for the nine months ended September 30, 2003 and September 30, 2002, including allocations of income and expenses for the respective periods then ended:

                                                                           Nine Months Ended        Nine Months Ended
                                                                           September 30, 2003       September 30, 2002
-------------------------------------------------------------------------------------------------------------------------
Belvedere Capital's interest in the Portfolio (1)                           $  9,775,572,306        $ 8,043,904,602
The Fund's investment in Belvedere Capital (2)                              $  1,767,246,710        $ 1,539,506,478
Income allocated to Belvedere Capital from the Portfolio                    $    102,346,416        $    88,799,143
Income allocated to the Fund from Belvedere Capital                         $     18,898,113        $    17,767,431
Expenses allocated to Belvedere Capital from the Portfolio                  $     31,352,609        $    32,657,939
Expenses allocated to the Fund from Belvedere Capital                       $      7,759,274        $     8,792,381
Realized loss allocated to Belvedere Capital from the Portfolio             $    (10,803,952)       $  (613,666,720)
Realized loss allocated to the Fund from Belvedere Capital                  $     (3,041,249)       $  (164,133,745)
Change in unrealized appreciation (depreciation) allocated to
    Belvedere Capital from the Portfolio                                    $    898,392,188        $(2,038,582,077)
Change in unrealized appreciation (depreciation) allocated to the
    Fund from Belvedere Capital                                             $    166,112,788        $  (356,435,613)
-------------------------------------------------------------------------------------------------------------------------

(1) As of September 30, 2003 and 2002, the value of Belvedere Capital's interest in the Portfolio represents 62.1% and 58.6% of the Portfolio's net assets, respectively.
(2) As of September 30, 2003 and 2002, the Fund's investment in Belvedere Capital represents 18.1% and 19.1% of Belvedere Capital's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at September 30, 2003, December 31, 2002 and September 30, 2002 and its operations for the nine months ended September 30, 2003, for the year ended December 31, 2002 and for the nine months ended September 30, 2002 follows:

                                            September 30,          December 31,          September 30,
                                                2003                   2002                   2002
                                    --------------------------------------------------------------------
Investments, at value                    $ 15,720,495,292       $14,544,149,182      $ 13,713,440,772
Other assets                                   22,166,551            70,073,039            59,906,476
--------------------------------------------------------------------------------------------------------
Total assets                             $ 15,742,661,843       $14,614,222,221      $ 13,773,347,248
Total liabilities                                 241,245            42,700,633            35,785,860
--------------------------------------------------------------------------------------------------------
Net assets                               $ 15,742,420,598       $14,571,521,588      $ 13,737,561,388
========================================================================================================
Dividends and interest                   $    166,725,898       $   213,292,082      $    155,639,717
--------------------------------------------------------------------------------------------------------
Investment adviser fee                   $     49,370,631       $    71,564,552      $     55,373,624
Other expenses                                  1,730,334             2,577,489             1,956,361
--------------------------------------------------------------------------------------------------------
Total expenses                           $     51,100,965       $    74,142,041      $     57,329,985
--------------------------------------------------------------------------------------------------------
Net investment income                    $    115,624,933       $   139,150,041      $     98,309,732
Net realized losses                           (17,942,587)         (459,996,840)         (503,906,340)
Net change in unrealized
  appreciation (depreciation)               1,449,036,078        (3,312,547,564)       (4,125,048,140)
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in net
  assets from operations                 $  1,546,718,424       $(3,633,394,363)     $ (4,530,644,748)
--------------------------------------------------------------------------------------------------------

5 Cancelable Interest Rate Swap Agreements

Belmar Capital has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of September 30, 2003 and December 31, 2002, Belmar Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc. as listed below.

  Notional                                        Initial                            Unrealized              Unrealized
   Amount                                        Optional           Final           Depreciation            Depreciation
   (000's        Fixed         Floating         Termination      Termination      At September 30,         At December 31,
  omitted)        Rate           Rate              Date             Date                2003                    2002
-------------- ----------- ------------------ ---------------- ---------------- ---------------------- -----------------------
  $27,500         8.96%     LIBOR + 0.40%           3/05             3/30           $  2,676,023            $  3,589,811
   19,146         9.09%     LIBOR + 0.40%           4/04             3/30                822,391               1,721,750
   43,181         9.20%     LIBOR + 0.40%           6/03             3/30                     -*               1,544,077
   21,766         9.24%     LIBOR + 0.40%           4/03             3/30                     -*                 491,825
   38,102         9.11%     LIBOR + 0.40%           2/04             3/30              1,129,958               3,020,889
   20,659         9.13%     LIBOR + 0.40%          11/03             3/30                230,220               1,317,687
   23,027         9.05%     LIBOR + 0.40%           7/04             3/30              1,378,173               2,366,994
   10,773         9.54%     LIBOR + 0.40%           4/03             3/30                     -*                 253,235
   12,984         9.50%     LIBOR + 0.40%           6/03             3/30                     -*                 483,956
    9,608         9.46%     LIBOR + 0.40%          11/03             3/30                111,725                 647,043
   13,274         9.42%     LIBOR + 0.40%           2/04             3/30                410,257               1,111,586
   12,063         9.38%     LIBOR + 0.40%           4/04             3/30                540,779               1,145,024
   10,799         9.35%     LIBOR + 0.40%           7/04             3/30                678,962               1,178,045
   41,185         9.31%     LIBOR + 0.40%           9/04             3/30              3,062,660               4,841,445
    7,255         9.26%     LIBOR + 0.40%           3/05             3/30                749,500               1,013,121
   22,982         9.17%     LIBOR + 0.40%           2/03             3/30                     -*                 163,553
   28,305         9.15%     LIBOR + 0.40%           4/03             3/30                     -*                 631,854
   32,404         9.13%     LIBOR + 0.40%           6/03             3/30                     -*               1,146,899
    3,383         9.08%     LIBOR + 0.40%          11/03             3/30                 37,466                 213,883
   12,062         9.00%     LIBOR + 0.40%           2/04             3/30                352,220                 936,025

   24,622        8.985%     LIBOR + 0.40%           4/04             3/30              1,040,027               2,167,107
    9,184         8.97%     LIBOR + 0.40%           7/04             3/30                541,826                 927,854
   13,454         8.93%     LIBOR + 0.40%           9/04             3/30                934,793               1,459,523
   17,888         8.87%     LIBOR + 0.40%           3/05             3/30              1,706,410               2,283,727
   39,407         7.46%     LIBOR + 0.40%             -              9/10              7,911,394               8,423,378
   11,776         8.34%     LIBOR + 0.40%           3/05             3/30                975,400               1,287,360
    2,338         8.41%     LIBOR + 0.40%           9/04             3/30                143,976                 220,542
   23,636         8.48%     LIBOR + 0.40%           2/04             3/30                634,948               1,623,935
   20,265         8.60%     LIBOR + 0.40%           6/03             3/30                     -*                 655,632
   28,629         8.66%     LIBOR + 0.40%           2/03             3/30                     -*                 189,552
-------------- ----------- ------------------ ---------------- ---------------- ---------------------- -----------------------
                                                                                    $ 26,069,108            $ 47,057,312
-------------- ----------- ------------------ ---------------- ---------------- ---------------------- -----------------------

*    Agreement was terminated on the Initial Optional Termination Date.

On October 1, 2003, new interest rate swap agreements were entered into to fix the cost of a portion of Belmar Capital's borrowings under the Credit Facility (as defined in Note 6 below) established on June 30, 2003. At the same time all interest rate swap agreements outstanding on September 30, 2003 were terminated, resulting in realized losses of $26,751,841. The table below identifies the terms of the interest rate swap agreements effective on October 1, 2003.

  Notional                                                  Initial
   Amount                                                  Optional
   (000's       Fixed                 Floating            Termination      Final Termination
  omitted)       Rate                   Rate                 Date                Date
----------------------------------------------------------------------------------------------
  $ 58,363       4.95%                LIBOR + 0.20%          2/04                6/10
    55,831      4.875%                LIBOR + 0.20%          4/04                6/10
    43,010      4.755%                LIBOR + 0.20%          7/04                6/10
    56,978      4.695%                LIBOR + 0.20%          9/04                6/10
    64,418      4.565%                LIBOR + 0.20%          3/05                6/10
   110,068     3.9725%                LIBOR + 0.20%             -                6/10
----------------------------------------------------------------------------------------------

6 Debt

Credit Facility - On June 30, 2003, Belmar Capital refinanced the existing credit facility with Citicorp North America, Inc. with two new credit arrangements (collectively, the Credit Facility) totaling $700,000,000. The Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belmar Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Apartments.

The credit arrangement with DrKW Holdings, Inc. is for $581,500,000. This credit arrangement accrues interest at a rate of one-month LIBOR plus 0.20% per annum. As of September 30, 2003, outstanding borrowings under this credit arrangement totaled $541,500,000.

The credit arrangement with Merrill Lynch Mortgage Capital is for $118,500,000 and includes the ability to issue letters of credit up to $10,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. Belmar Capital pays all fees associated with issuing the letters of credit. As of September 30, 2003, there were no outstanding borrowings under this credit arrangement and there were no letters of credit issued.

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

Belmar Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and unrealized appreciation (depreciation). The accounting policies of the reportable segments are the same as those for Belmar Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

FOR THE THREE MONTHS ENDED                                   TAX-MANAGED              REAL
SEPTEMBER 30, 2003                                        GROWTH PORTFOLIO*          ESTATE              TOTAL
---------------------------------------------------------------------------------------------------------------------
Revenue                                                     $   3,736,794        $  19,173,640       $  22,910,434
Interest expense on mortgages                                           -           (3,605,783)         (3,605,783)
Interest expense on Credit Facility                              (194,462)          (1,623,297)         (1,817,759)
Interest expense on swap agreements                                     -           (6,972,899)         (6,972,899)
Operating expenses                                               (320,336)          (5,820,059)         (6,140,395)
Minority interest in net income of controlled
   subsidiary                                                           -              (45,381)            (45,381)
---------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                       $   3,221,996        $   1,106,221       $   4,328,217
Net realized gain                                               1,277,688           14,546,216          15,823,904
Change in unrealized appreciation (depreciation)               36,814,345           (6,731,049)         30,083,296
---------------------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
   REPORTABLE SEGMENTS                                      $  41,314,029        $   8,921,388       $  50,235,417
---------------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED                                   TAX-MANAGED              REAL
SEPTEMBER 30, 2002                                        GROWTH PORTFOLIO*          ESTATE              TOTAL
---------------------------------------------------------------------------------------------------------------------
Revenue                                                     $   3,160,513        $  21,196,225       $  24,356,738
Interest expense on mortgages                                           -           (3,631,000)         (3,631,000)
Interest expense on Credit Facility                                     -           (3,143,100)         (3,143,100)
Interest expense on swap agreements                                     -          (10,118,324)        (10,118,324)
Operating expenses                                               (264,551)          (5,782,791)         (6,047,342)
Minority interest in net income of controlled
   subsidiary                                                           -             (155,365)           (155,365)
---------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME (LOSS)                                $   2,895,962        $  (1,634,355)      $   1,261,607
Net realized (loss) gain                                      (33,410,557)           2,850,036         (30,560,521)
Change in unrealized appreciation (depreciation)             (247,988,924)         (12,278,819)       (260,267,743)
---------------------------------------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM OPERATIONS OF
   REPORTABLE SEGMENTS                                      $(278,503,519)       $ (11,063,138)      $(289,566,657)
---------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED                                    TAX-MANAGED              REAL
SEPTEMBER 30, 2003                                        GROWTH PORTFOLIO*          ESTATE              TOTAL
---------------------------------------------------------------------------------------------------------------------
Revenue                                                     $  11,138,839        $  61,055,484       $  72,194,323
Interest expense on mortgages                                           -          (10,765,966)        (10,765,966)
Interest expense on Credit Facility                              (685,262)          (5,893,254)         (6,578,516)
Interest expense on swap agreements                                     -          (26,215,668)        (26,215,668)
Operating expenses                                               (876,924)         (17,371,387)        (18,248,311)
Minority interest in net income of controlled
   subsidiary                                                           -             (277,732)           (277,732)
---------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                       $   9,576,653        $     531,477       $  10,108,130
Net realized (loss) gain                                       (3,041,249)          16,357,516          13,316,267
Change in unrealized appreciation (depreciation)              166,112,788           20,467,974         186,580,762
---------------------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS OF
   REPORTABLE SEGMENTS                                      $ 172,648,192        $  37,356,967       $ 210,005,159
---------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED                                    TAX-MANAGED              REAL
SEPTEMBER 30, 2002                                        GROWTH PORTFOLIO*          ESTATE              TOTAL
---------------------------------------------------------------------------------------------------------------------
Revenue                                                     $   8,975,050        $  65,839,660       $  74,814,710
Interest expense on mortgages                                           -          (11,257,983)        (11,257,983)
Interest expense on Credit Facility                                     -           (9,933,521)         (9,933,521)
Interest expense on swap agreements                                     -          (30,156,297)        (30,156,297)
Operating expenses                                               (974,156)         (17,108,694)        (18,082,850)
Minority interest in net income of controlled
   subsidiary                                                           -             (367,297)           (367,297)
---------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME (LOSS)                                $   8,000,894        $  (2,984,132)      $   5,016,762
Net realized (loss) gain                                     (164,133,745)           3,338,340        (160,795,405)
Change in unrealized appreciation (depreciation)             (356,435,613)          10,628,521        (345,807,092)
---------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN NET ASSETS FROM
   OPERATIONS OF REPORTABLE SEGMENTS                        $(512,568,464)       $  10,982,729       $(501,585,735)
---------------------------------------------------------------------------------------------------------------------

                                                             TAX-MANAGED              REAL
AT SEPTEMBER 30, 2003                                     GROWTH PORTFOLIO*          ESTATE              TOTAL
---------------------------------------------------------------------------------------------------------------------
Segment assets                                             $1,767,246,710        $ 695,234,252      $2,462,480,962
Segment liabilities                                            61,015,202          643,850,845         704,866,047
---------------------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                          $1,706,231,508        $  51,383,407      $1,757,614,915
---------------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------
Segment assets                                             $1,674,547,493        $ 766,408,400      $2,440,955,893
Segment liabilities                                            61,010,849          754,088,495         815,099,344
---------------------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                          $1,613,536,644        $  12,319,905      $1,625,856,549
---------------------------------------------------------------------------------------------------------------------

* Belmar Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                                    THREE MONTHS       THREE MONTHS         NINE MONTHS     NINE MONTHS
                                                        ENDED              ENDED               ENDED           ENDED
                                                    SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,    SEPTEMBER 30,
                                                        2003               2002                 2003            2002
                                                  ------------------ ------------------ ------------------ ------------------
Revenue:
  Revenue from reportable segments                 $  22,910,434      $  24,356,738      $  72,194,323       $  74,814,710
  Unallocated revenue                                     52,986              1,638            109,704              33,976
                                                  ------------------ ------------------ ------------------ ------------------
TOTAL REVENUE                                      $  22,963,420      $  24,358,376      $  72,304,027       $  74,848,686
                                                  ------------------ ------------------ ------------------ ------------------

Net increase (decrease) in net assets from
 operations:
  Net increase (decrease) in net assets from
    operations of reportable segments              $  50,235,417      $(289,566,657)     $ 210,005,159       $(501,585,735)
  Unallocated revenue                                     52,986              1,638            109,704              33,976
  Unallocated expenses **                             (1,077,529)          (971,126)        (3,021,246)         (3,729,870)
                                                  ------------------ ------------------ ------------------ ------------------
TOTAL NET INCREASE (DECREASE) IN NET ASSETS
 FROM OPERATIONS                                   $  49,210,874      $(290,536,145)     $ 207,093,617       $(505,281,629)
                                                  ------------------ ------------------ ------------------ ------------------

** Unallocated expenses include Belmar Capital's costs to operate the Fund such as servicing and distribution fees as well as other miscellaneous and administrative costs of Belmar Capital.

                                                                                   SEPTEMBER 30,              DECEMBER 31,
                                                                                        2003                      2002
                                                                                  -----------------        ------------------
Net assets:
  Net assets of reportable segments                                                $ 1,757,614,915           $ 1,625,856,549
  Unallocated cash                                                                       2,853,763                 4,683,403
  Short-term investments                                                                20,783,681 (1)                     -
  Loan payable - Credit Facility                                                       (40,024,517)(1)           (10,176,876)
  Other liabilities                                                                       (144,295)                 (133,271)
                                                                                  -----------------        ------------------
TOTAL NET ASSETS                                                                   $ 1,741,083,547           $ 1,620,229,805
                                                                                  -----------------        ------------------

(1) Short-term investments represent temporary investments of cash. Such amounts may be used to finance the Fund's equity in real estate investments, to reduce outstanding borrowings under the Credit Facility or for the short-term liquidity needs of the Fund.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2002

PERFORMANCE OF THE FUND.1 The Fund's total return was 2.81% for the quarter ended September 30, 2003. This return reflects an increase in the Fund's net asset value per share from $75.04 to $77.15 during the period. For comparison, the Standard & Poor's 500 Index (the S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of 2.65% over the same period. The performance of the Fund exceeded that of Tax-Managed Growth Portfolio (the Portfolio) by approximately 0.5% during the period. Last year, the Fund had a total return performance of -15.70% for the quarter ended September 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $78.35 to $66.07 during the period. For comparison, the S&P 500 had a total return of -17.27% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.6% during that period.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the quarter ended September 30, 2003 was 2.35% compared to the 2.65% return achieved by the S&P 500 over the same period. The modest gain posted by the S&P 500 during the quarter is in sharp contrast to the worst broad market quarterly decline in this decade that was experienced in the quarter ended September 30, 2002. The Portfolio's total return for the quarter ended September 30, 2002 was -15.11%. The encouraging fiscal and monetary policies, resilient consumer spending and positive earnings momentum experienced through the first half of 2003 continued during the third quarter and contributed to the market's strength during the quarter, extending its gains for the year.

The performance of the Portfolio slightly trailed the performance of the S&P 500 during the quarter ended September 30, 2003 primarily due to the Portfolio's relatively more defensive tilt and its continued underweighting of the information technology sector. Unlike a year ago when it was the worst performing sector, information technology was by far the best performing sector of the market during the quarter ended September 30, 2003.

During the quarter ended September 30, 2003, the Portfolio's sector allocation remained very similar to last year's positioning relative to the market, with no major sector or industry shifts. Near the end of the quarter there was some pause in the strong momentum of higher beta stocks, helping the Portfolio's relative performance.

The Portfolio's stock selection and underweighting of the telecommunication and health care sectors were particularly beneficial during the quarter ended September 30, 2003, but were not sufficient to offset the impact of the Portfolio's underweighting of information technology stocks. Boston Management and Research (Boston Management), the Portfolio's investment adviser, remained cautious in the information technology and telecommunications sectors, a comparable underweight allocation from the same period a year ago.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belmar Realty Corporation (Belmar Realty), a controlled subsidiary of the Fund. Real estate investments include a portfolio of income-producing preferred equity interests in operating partnerships (the Partnership Preference Units) that are affiliated with real estate investment trusts and an interest in a real estate joint venture (the Real Estate Joint Venture) that is majority-owned by Belmar Realty.

1 Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Fund shares, when redeemed, may be worth more or less than their original cost. Comparison to the S&P 500 is for reference only. It is not possible to invest directly in an Index.

During the quarters ended September 30, 2003 and September 30, 2002, Belmar Realty sold (or experienced scheduled redemptions of) certain Partnership Preference Units, recognizing gains of $14.5 million and $2.8 million respectively, on the transactions (including sales to other investment funds advised by Boston Management). At September 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $495.8 million compared to $558.9 million at September 30, 2002, a decrease of $63.1 million or 11%. This decrease in value was principally due to fewer Partnership Preference Units held at September 30, 2003. The per unit value of the remaining Partnership Preference Units also declined slightly during the quarter. The Fund saw unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $12.2 million during the quarter ended September 30, 2003 compared to unrealized appreciation of approximately $5.3 million during the quarter ended September 30, 2002.

Dividends  received  from  Partnership  Preference  Units for the quarter  ended
September 30, 2003 totaled $10.7 million compared to $12.5 million for the quarter ended September 30, 2002, a decrease of $1.8 million or 14%. The decrease was due to fewer Partnership Preference Units being held during the quarter ended September 30, 2003.

During the quarter ended September 30, 2003, real estate operations continued to be impacted by weak multifamily market fundamentals. Rental income from real estate operations fell to $8.5 million for the quarter ended September 30, 2003 compared to $8.7 million for the quarter ended September 30, 2002, a decrease of $0.2 million or 2%. This decrease in rental income resulted primarily from increased rent concessions or reduced apartment rental rates and lower occupancy levels at properties owned by Belmar Realty's Real Estate Joint Venture, a trend that has continued from 2002.

Property operating expenses totaled $4.5 million for the quarter ended September 30, 2003 compared to $4.4 million for the quarter ended September 30, 2002, an increase of $0.1 million or 2% (property operating expenses are before certain operating expenses of Belmar Realty of approximately $1.3 million for the quarter ended September 30, 2003 and approximately $1.4 million for the quarter ended September 30, 2002). The increase in operating expenses was principally due to a 1% decrease in property and maintenance expenses offset by a 17% increase in property taxes and insurance expense.

Even though the U.S. economy showed signs of improvement during the quarter ended September 30, 2003, significant employment growth has not occurred in most markets and low interest rates have contributed to the continued development of new properties. As a result, Boston Management, Belmar Realty's manager, expects that real estate operating results for Belmar Realty's Real Estate Joint Venture in 2003 will continue to be modestly below the levels of 2002.

At September 30, 2003, the estimated fair value of the real properties held through Belmar Realty was $188.6 million compared to $206.1 million at September 30, 2002, a decrease of $17.5 million or 8%. The decrease in estimated real property values was due to declines in near-term earnings expectations. The decrease in value was partially offset by decreases in capitalization rates during the year. The Fund saw unrealized depreciation in the estimated fair value of its other real estate investments (which includes Belmar Realty's interest in the Real Estate Joint Venture) of approximately $2.3 million during the quarter ended September 30, 2003 compared to approximately $10.2 million of unrealized depreciation during the quarter ended September 30, 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended September 30, 2003, interest rate swap agreement values appreciated by approximately $7.8 million, due to a slight increase in swap rates and a shortening of effective maturities as the Fund's interest rate swap agreements approached their initial optional termination dates. For the quarter ended September 30, 2002, interest rate swap agreement valuations decreased by $7.3 million due to a decline in swap rates.

On October 1, 2003, new interest rate swap agreements were entered into to fix the cost of a portion of Fund borrowings under the Credit Facility established on June 30, 2003. At the same time, the Fund made payments of approximately $26.8 million to terminate all interest rate swaps outstanding as of September 30, 2003, realizing a loss in that amount on the transactions. The realized loss approximated the value of the positions on the books of the Fund. See "Liquidity and Capital Resources" below for a description of the Credit Facility and interest rate swap agreements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

PERFORMANCE OF THE FUND. The Fund's total return was 13.09% for the nine months ended September 30, 2003. This return reflects an increase in the Fund's net asset value per share from $69.87 to $77.15 and a distribution of $1.70 per share during the period. For comparison, the S&P 500 had a total return of 14.71% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 2.4% during the period. Last year, the Fund had a total return performance of -24.40% for the nine months ended September 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $87.37 to $66.07. For comparison, the S&P 500 had a total return of -28.15% over the same period. The performance of the Fund matched that of the Portfolio for the nine months ended September 30, 2002.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the nine months ended September 30, 2003 was 10.74% compared to the 14.71% return achieved by the S&P 500 over the same period. The total return of the Portfolio for the nine months ended September 30, 2002 was -24.40%.

The first nine months of 2003 remained volatile, but markets proved to be resilient achieving impressive returns. War angst, a questionable economic recovery and the SARS outbreak were just a few of the factors contributing to increased volatility and unsettled investor sentiment during the period. While the first nine months of 2003 also witnessed reduced geopolitical concerns, higher consumer confidence and a strong housing market, concerns about inflation and unemployment developed over the summer and early fall of 2003 and kept the market and various sectors quite volatile.

The Portfolio's performance trailed the overall market in the first nine months of 2003, mostly due to a lower exposure to higher beta and lower quality issues that were the strongest price performers during this period. The Portfolio maintained a pro-cyclical stance emphasizing the consumer discretionary and consumer staples sectors, as it did in the first nine months of 2002. Boston Management continued to de-emphasize health care investments, a directional move initiated last year which was positive for the Portfolio's relative returns.

During the first nine months of 2003, Boston Management continued to emphasize industrial company investments, especially in the airfreight logistics and aerospace defense areas. Airfreight logistics and aerospace defense investments have been helpful to the Portfolio's longer-term record, but detracted from results during the nine months ended September 30, 2003.

Lack of earnings visibility reinforced the Portfolio's cautious weighting in the telecommunications and information technology sectors. Both of the aforementioned sectors were de-emphasized during the first nine months of last year as well. The Portfolio's underweight of the telecommunication services sector during the nine months ended September 30, 2003 continued to be positive for the Portfolio. Boston Management continued to underweight the Portfolio's investments in the materials and utilities sectors during the period, a similar stance to last year's allocation.

PERFORMANCE OF REAL ESTATE INVESTMENTS. During the nine months ended September 30, 2003 and September 30, 2002, Belmar Realty sold (or experienced scheduled redemptions of) certain Partnership Preference Units, recognizing gains of $16.4 million and $5.1 million, respectively, on the transactions (including sales to other investment funds advised by Boston Management). At September 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $495.8 million compared to $558.9 million at September 30, 2002, a decrease of $63.1 million or 11%. The decrease in value was principally due to fewer Partnership Preference Units held at September 30, 2003, offset in part by increases in the per unit value of the remaining Partnership Preference Units held by Belmar Realty. This appreciation in per unit value resulted from declining interest rates and tighter spreads on real estate securities during the nine months ended September 30, 2003. The Fund saw unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $14.1 million during the nine months ended September 30, 2003 compared to unrealized appreciation of approximately $26.3 million during the nine months ended September 30, 2002.

Dividends received from Partnership Preference Units for the nine months ended September 30, 2003 totaled $35.3 million compared to $39.6 million for the nine months ended September 30, 2002, a decrease of $4.3 million or 11%. The decrease was due to fewer Partnership Preference Units being held during the nine months ended September 30, 2003.

For the nine months ended September 30, 2003, rental income from properties owned by Belmar Realty's Real Estate Joint Venture decreased to $25.7 million from $26.2 million for the nine months ended September 30, 2002, a decline of $0.5 million or 2%. Property operating expenses increased to $13.5 million for the nine months ended September 30, 2003 from $13.1 million for the nine months ended September 30, 2002, an increase of $0.4 million or 3% (property operating expenses are before certain operating expenses of Belmar Realty of approximately $3.9 million for the nine months ended September 30, 2003 and approximately $4.0 million for the nine months ended September 30, 2002). The increase in operating expenses was due to a 4% increase in property and maintenance expenses and a 2% increase in property taxes and insurance expense during the nine months ended September 30, 2003. As in 2002, real estate operations during the period were affected by weak multifamily market fundamentals in most regions with lower occupancy levels and increased rent concessions.

At September 30, 2003, the estimated fair value of the real properties held through Belmar Realty was $188.6 million compared to $206.1 million at September 30, 2002, a decrease of $17.5 million or 8%. The decrease in real property value was due to declines in near-term earnings expectations and the economic downturn. The Fund saw unrealized depreciation of the estimated fair value of its other real estate investments of approximately $14.6 million during the nine months ended September 30, 2003 compared to unrealized depreciation of approximately $7.6 million during the nine months ended September 30, 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the nine months ended September 30, 2003, interest rate swap agreement values appreciated by approximately $21.0 million compared to depreciating by approximately $8.1 million for the nine months ended September 30, 2002. The appreciation recognized during 2003 is primarily due to a shortening of effective maturities as the Fund's interest rate swap agreements approached their initial optional termination dates. Swap rates did not change significantly during the nine-month period ended September 30, 2003. The depreciation recognized for the nine months ended September 30, 2002 was caused by declines in swap rates during the period.

LIQUIDITY AND CAPITAL RESOURCES

Effective June 30, 2003, the Fund refinanced its then existing credit facility with Citicorp North America by entering into new credit arrangements with DrKW Holdings, Inc. (DrKW) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) which together total $700.0 million. The Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Bel Alliance Apartments, LLC, and has a seven-year maturity. The Credit Facility will expire in June 2010.

The Credit Facility is primarily used to finance the Fund's equity in real estate investments and will continue to be used for such purpose in the future. The Credit Facility also provides for selling commissions, organizational expenses and any short-term liquidity needs of the Fund. Under certain circumstances, the Fund may increase the size of the Credit Facility and the amount of outstanding borrowings thereunder for these purposes.

The Credit Facility includes a $581.5 million credit arrangement with DrKW. Borrowings under the DrKW credit arrangement accrue interest at a rate of one-month LIBOR plus 0.20% per annum. As of September 30, 2003, outstanding borrowings under the DrKW credit arrangement totaled $541.5 million.

The Credit Facility also includes a $118.5 million credit arrangement with MLMC, including up to $10.0 million under letters of credit. Borrowings under the MLMC credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of September 30, 2003, there were no outstanding borrowings under the MLMC credit arrangement and there were no amounts outstanding under letters of credit. The unused loan commitment amount totaled approximately $118.5 million. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing the letters of credit.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized gains or losses. On October 1, 2003, new interest rate swap agreements were entered into to fix a portion of the cost of Fund borrowings under the Credit Facility established on June 30, 2003. At the same time, all interest rate swap agreements outstanding on September 30, 2003 were terminated. Under the new interest rate swap agreements the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus one-month LIBOR.

As of September 30, 2003 and September 30, 2002, the unrealized depreciation related to the interest rate swap agreements was approximately $26.1 million and $52.4 million, respectively.

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

The Fund's critical accounting policies affect the Fund's more significant estimates and assumptions used in valuing the Fund's real estate investments and interest rate swap agreements. Prices are not readily available for these types of investments and therefore they are fair valued on an ongoing basis by Boston Management, in its capacity as manager of Belmar Realty, in the case of the real estate investments, and in its capacity as the Fund's investment adviser, in the case of the interest rate swap agreements. The fair value of an investment represents the amount at which Boston Management believes the investment could be sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

In estimating the fair value of Belmar Realty's investment in Partnership Preference Units, Boston Management takes into account all relevant factors, data and information, including information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. With respect to Belmar Realty's other real estate investments, detailed investment valuations are based on independent valuations that are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. In determining the fair value of interest rate swap agreements, Boston Management may consider, among other things, dealer and counterparty quotes and pricing models. Given that the valuation of real estate investments and interest rate swap agreements includes many assumptions, including but not limited to the assumption that the investment could be sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale, values may differ from amounts ultimately realized.

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

The value of interest rate swap agreements may be subject to wide swings in valuation caused principally by changes in interest rates. Interest rate swap agreements may be difficult to value since such instruments may be considered illiquid. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund. Changes in the valuation of Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund and changes in the value of other real estate investments will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund has entered into cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to attempt to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The value of Partnership Preference Units and, to a lesser degree, other real estate investments is sensitive to interest rate risk. Increases in interest rates generally will have an adverse affect on the value of Partnership Preference Units and other real estate investments.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 5 and Note 6 to the Fund's unaudited condensed consolidated financial statements in Item 1 above.

                            Interest Rate Sensitivity
            Cost, Principal (Notional) Amount by Contractual Maturity
                    For the Twelve Months Ended September 30,

                                                                              Estimated
                         2004-2008       Thereafter          Total            Fair Vaue
-------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
------------------------
Long-term debt:
------------------------
Fixed-rate mortgages                   $161,502,581      $161,502,581       $182,000,000
Average interest rate                          8.50%             8.50%
------------------------
Variable-rate Credit
Facility                               $541,500,000      $541,500,000       $541,500,000
Average interest rate                          1.32%             1.32%
-------------------------------------------------------------------------------------------
Rate sensitive
derivative financial
instruments:
------------------------
Pay fixed / receive
variable interest rate
swap agreements(1)                     $388,668,000      $388,668,000       $         --
Average pay rate(1)                            4.54%             4.54%
Average receive rate(1)                        1.32%             1.32%

(1)  The terms disclosed are those of the interest rate swap agreements  entered into that are  effective  on  October  1,  2003.  See Note 5 to the  Fund's unaudited condensed  consolidated  financial statements in Item 1 above for the terms of the interest  rate swap  agreements in effect on September 30,
     2003 and  terminated  on October 1, 2003 as well as the loss  realized as a result of such termination.
-------------------------------------------------------------------------------------------
Rate sensitive
investments:
------------------------
Fixed-rate Partnership
Preference Units:
------------------------
Cabot Industrial
Properties, L.P.,
8.625% Series B
Cumulative Redeemable
Preferred Units,
Callable 4/29/04,
Current Yield: 8.31%                   $ 55,831,200      $ 55,831,200       $ 67,496,000

Camden Operating,
L.P., 8.50% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable
2/23/04, Current
Yield: 8.39%                           $ 58,869,144      $ 58,869,144       $ 69,123,600

CP Limited
Partnership, 8.125%
Series A Cumulative
Redeemable Preferred
Units, Callable
4/20/03, Current
Yield: 8.04%                           $ 60,844,550      $ 60,844,550       $ 75,761,700

Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Calalble 2/6/03,
Current Yield: 8.15%                   $ 11,997,050      $ 11,997,050       $ 15,701,465

Essex Portfolio, L.P.,
9.30% Series D
Cumulative Redeemable
Preferred Units,
Callable 7/28/04,
Current Yield: 9.04%                   $ 43,009,575      $ 43,009,575       $ 51,441,200

Essex Portfolio, L.P.,
9.125% Series C
Cumulative Redeemable
Preferred Units,
Callable 11/24/03,
Current Yield: 8.98%                   $  3,383,200      $  3,383,200       $  4,065,624

Kilroy Realty, L.P.,
8.075% Series A
Cumulative Redeemable
Preferred Units,
Callable 2/06/03,
Current Yield: 8.75%                   $  9,944,100      $  9,944,100       $ 12,456,369

Kilroy Realty, L.P.,
9.375% Series C
Redeemable Preferred
Units, Callable
11/24/03, Current
Yield: 9.46%                           $ 30,266,640      $ 30,266,640       $ 34,703,130

PSA Institutional
Partners, L.P., 9.50%
Series N Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/05,
Current Yield: 9.09%                   $ 64,418,165      $ 64,418,165       $ 66,736,600

Prentiss Properties
Acquisition Partners,
L.P., 8.30% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable
6/25/03, Current
Yield: 8.45%                           $ 25,492,776      $ 25,492,776       $ 32,599,524

Regency Centers, L.P.,
9.125% Series D
Cumulative Redeemable
Preferred Units,
Callable 9/29/04,
Current Yield: 8.86%                   $ 12,924,525      $ 12,924,525       $ 15,441,000

Sun Communities
Operating L.P., 8.875%
Series A Cumulative
Redeemable Perpetual
Preferred Units,
Callable 9/29/04,
Current Yield: 8.83%                   $ 44,052,800      $ 44,052,800       $ 50,280,000

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended September 30, 2003.

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

31.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 10, 2003.


                                BELMAR CAPITAL FUND LLC



                                /s/ Michelle A. Alexander
                                -------------------------
                                Michelle A. Alexander
                                Chief Financial Officer
                                (Duly Authorized Officer and
                                Principal Financial Officer)

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