Form 10-Q
period 2004-03-31
BELMAR CAPITAL FUND LLC
filed 2004-05-10
CIK 1108991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from _________ to _____________

                          Commission File No. 000-32633
                                              ---------

                             Belmar Capital Fund LLC
                             -----------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                04-3508106
               --------                                ----------
        (State of organization)           (I.R.S. Employer Identification No.)

       The Eaton Vance Building
           255 State Street
        Boston, Massachusetts                            02109
        ---------------------                            -----
(Address of principal executive offices)               (Zip Code)

    Rgistrant's telephone number:                     617-482-8260
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

                             BELMAR CAPITAL FUND LLC
                               Index to Form 10-Q

                                                                           Page
PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements........................  3

        Condensed Consolidated Statements of Assets and
        Liabilities as of March 31, 2004 (Unaudited) and
        December 31, 2003..................................................  3

        Condensed Consolidated Statements of Operations
        (Unaudited) for the Three Months Ended
        March 31, 2004 and 2003............................................  4

        Condensed Consolidated Statements of Changes in Net
        Assets for the Three Months Ended March 31, 2004
        (Unaudited) and the Year Ended December 31, 2003...................  6

        Condensed Consolidated Statements of Cash Flows
        (Unaudited) for the Three Months Ended
        March 31, 2004 and 2003............................................  7

        Financial Highlights (Unaudited) for the Three Months
        Ended March 31, 2004...............................................  9

        Notes to Condensed Consolidated Financial Statements
        as of March 31, 2004 (Unaudited)................................... 10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................ 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 20

Item 4. Controls and Procedures............................................ 21

PART II OTHER INFORMATION.................................................. 22

Item 1. Legal Proceedings.................................................. 22

Item 2. Changes in Securities, Use of Proceeds and Issuer
        Purchases of Equity Securities..................................... 22

Item 3. Defaults Upon Senior Securities.................................... 22

Item 4. Submission of Matters to a Vote of Security Holders................ 22

Item 5. Other Information.................................................. 22

Item 6. Exhibits and Reports on Form 8-K................................... 22

SIGNATURES................................................................. 23

EXHIBIT INDEX.............................................................. 24

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------------------------------------
BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                           March 31, 2004         December 31,
                                                                                            (Unaudited)               2003
                                                                                           ---------------       --------------
Assets:
 Investment in Belvedere Capital Fund Company LLC (Belvedere Company)                      $1,968,554,205        $1,966,911,184
 Investment in Partnership Preference Units                                                   214,071,002           424,780,443
 Investment in other real estate                                                              428,790,155           185,138,810
 Short-term investments                                                                        73,442,000            16,973,476
                                                                                           ---------------       ---------------
Total investments                                                                          $2,684,857,362        $2,593,803,913
 Cash                                                                                           3,754,576             6,605,096
 Escrow deposits - restricted                                                                   3,005,590             3,817,390
 Open interest rate swap agreements, at value                                                           -             2,090,845
 Distributions and interest receivable                                                            852,305             1,960,318
 Other assets                                                                                   4,166,115             3,661,857
                                                                                           ---------------       ---------------
Total assets                                                                               $ 2,696,635,948       $2,611,939,419
                                                                                           ---------------       ---------------

Liabilities:
 Loan payable - Credit Facility                                                            $   385,000,000       $  513,000,000
 Mortgages payable                                                                             389,748,179          161,157,192
 Payable for Fund Shares redeemed                                                                        -            1,361,403
 Distributions payable to minority shareholders                                                          -               16,800
 Open interest rate swap agreements, at value                                                    3,678,044                    -
 Swap interest payable                                                                             245,022              242,283
 Security deposits                                                                                 749,310              744,420
 Notes payable to minority shareholder                                                             565,972              565,972
 Accrued expenses:
  Interest expense                                                                               2,219,471            1,423,780
  Property taxes                                                                                 2,050,024            3,281,589
  Other expenses and liabilities                                                                 2,068,386            1,586,790
 Minority interests in controlled subsidiaries                                                   9,072,424            7,947,333
                                                                                           ---------------       ---------------
Total liabilities                                                                          $   795,396,832       $  691,327,562
                                                                                           ---------------       ---------------
Net assets                                                                                 $ 1,901,239,116       $1,920,611,857
                                                                                           ---------------       ---------------
Shareholders' Capital                                                                      $ 1,901,239,116       $1,920,611,857
                                                                                           ---------------       ---------------
Shares outstanding                                                                              21,937,479           22,261,334
                                                                                           ---------------       ---------------
Net asset value and redemption price per Share                                             $         86.67       $        86.28
                                                                                           ---------------       ---------------

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                                       Three Months        Three Months
                                                                          Ended               Ended
                                                                      March 31, 2004      March 31, 2003
                                                                      --------------      --------------
Investment Income:
 Dividends allocated from Belvedere Company
  (net of foreign taxes of $81,514 and $72,603, respectively)         $  6,838,925        $  5,950,467
 Interest allocated from Belvedere Company                                  33,780             118,842
 Expenses allocated from Belvedere Company                              (2,968,076)         (2,427,926)
                                                                      --------------      --------------
 Net investment income allocated from Belvedere Company               $  3,904,629        $  3,641,383
 Distributions from Partnership Preference Units                         6,401,602          12,484,532
 Rental income                                                          12,178,674           8,587,490
 Interest                                                                  191,318              24,127
                                                                      --------------      --------------
Total investment income                                               $ 22,676,223        $ 24,737,532
                                                                      --------------      --------------

Expenses:
 Investment advisory and administrative fees                          $  1,961,109        $  1,736,439
 Property management fees                                                  329,154             338,987
 Distribution and servicing fees                                           939,591             759,629
 Interest expense on mortgages                                           6,554,619           3,547,846
 Interest expense on Credit Facility                                     1,670,807           2,745,800
 Property and maintenance expenses                                       2,915,734           2,778,593
 Property taxes and insurance                                            1,169,214           1,177,303
 Miscellaneous                                                             511,679             196,810
                                                                      --------------      --------------
Total expenses                                                        $ 16,051,907        $ 13,281,407
Deduct-
 Reduction of investment advisory and administrative fees                  477,795             382,008
                                                                      --------------      --------------
Net expenses                                                          $ 15,574,112        $ 12,899,399
                                                                      --------------      --------------
Net investment income before minority interest in net
 income of controlled subsidiary                                      $  7,102,111        $ 11,838,133
Minority interest in net income of controlled subsidiary                   (48,115)           (137,545)
                                                                      --------------      --------------
Net investment income                                                 $  7,053,996        $ 11,700,588
                                                                      --------------      --------------

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                                                        Three Months        Three Months
                                                                                           Ended               Ended
                                                                                       March 31, 2004      March 31, 2003
                                                                                       ---------------    ----------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions from Belvedere Company (identified cost basis)                 $  7,200,329       $  (7,241,552)
 Investment transactions in Partnership Preference Units (identified cost basis)          30,460,629             638,700
 Interest rate swap agreements                                                            (3,033,976)         (9,691,717)
                                                                                       ---------------    ----------------
Net realized gain (loss)                                                                $ 34,626,982       $ (16,294,569)
                                                                                       ---------------    ----------------

Change in unrealized appreciation (depreciation) -
 Investment in Belvedere Company (identified cost basis)                                $ 29,534,797       $ (73,116,188)
 Investment in Partnership Preference Units (identified cost basis)                      (27,504,776)         14,811,441
 Investment in other real estate (net of minority interest in unrealized gain of controlled subsidiary of $1,076,976 and
  $11,992, respectively)                                                                  (3,426,498)         (1,383,288)
 Interest rate swap agreements                                                            (5,768,889)          7,840,088
                                                                                       ---------------    ----------------
Net change in unrealized appreciation (depreciation)                                    $ (7,165,366)      $ (51,847,947)
                                                                                       ---------------    ----------------
Net realized and unrealized gain (loss)                                                 $ 27,461,616       $ (68,142,516)
                                                                                       ---------------    ----------------

Net increase (decrease) in net assets from operations                                   $ 34,515,612       $ (56,441,928)
                                                                                       ===============    ================

(1) Amount represents periodic payments made in connection with interest rate swap agreements. (Note 5)

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                                                          Three Months
                                                                                              Ended              Year Ended
                                                                                         March 31, 2004         December 31,
                                                                                           (Unaudited)              2003
                                                                                         ---------------       ---------------
Increase (Decrease) in Net Assets:
 Net investment income                                                                   $    7,053,996        $   43,724,019
 Net realized gain from investment transactions                                              34,626,982             5,911,089
 Net change in unrealized appreciation (depreciation) of investments                         (7,165,366)          362,154,142
                                                                                         ---------------       ---------------
Net increase in net assets from operations                                               $   34,515,612        $  411,789,250
                                                                                         ---------------       ---------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to Shareholders in payment of
  distributions declared                                                                 $   10,101,552        $   18,603,373
 Net asset value of Fund Shares redeemed                                                    (38,403,217)          (90,690,145)
                                                                                         ---------------       ---------------
Net decrease in net assets from Fund Share transactions                                  $  (28,301,665)       $  (72,086,772)
                                                                                         ---------------       ---------------

Distributions -
 Distributions to Shareholders                                                           $  (25,586,688)       $  (39,320,426)
                                                                                         ---------------       ---------------
Total distributions                                                                      $  (25,586,688)       $  (39,320,426)
                                                                                         ---------------       ---------------

Net (decrease) increase in net assets                                                    $  (19,372,741)       $  300,382,052

Net assets:
 At beginning of period                                                                  $1,920,611,857        $1,620,229,805
                                                                                         ---------------       ---------------
 At end of period                                                                        $1,901,239,116        $1,920,611,857
                                                                                         ===============       ===============

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                              Three Months         Three Months
                                                                                                  Ended                Ended
                                                                                             March 31, 2004       March 31, 2003
                                                                                             ---------------      ---------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                                         $  34,515,612        $ (56,441,928)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities -
  Net investment income allocated from Belvedere Company                                         (3,904,629)          (3,641,383)
  Decrease in escrow deposits                                                                       811,800            1,806,306
  Decrease in receivable for securities sold                                                              -           29,285,540
  (Increase) decrease in other assets                                                              (504,258)             263,919
  Decrease (increase) in distributions and interest receivable                                    1,108,013                 (142)
  Increase (decrease) in interest payable for open swap agreements                                    2,739             (127,669)
  Increase in security deposits, accrued interest and accrued other expenses
   and liabilities                                                                                1,282,177               25,727
  Decrease in accrued property taxes                                                             (1,231,565)          (2,358,160)
  Proceeds from sales of Partnership Preference Units                                           213,665,294            8,033,600
  Increase in short-term investments                                                            (56,468,524)          (3,600,000)
  Payments for investment in other real estate                                                  (16,058,060)                   -
  Improvements to rental property                                                                  (267,893)            (341,007)
  Net increase in investment in Belvedere Company                                                         -          (10,000,001)
  Interest incurred on interest rate swap agreements                                             (3,033,976)          (9,691,717)
  Minority interests in net income of controlled subsidiary                                          48,115              137,545
  Net realized (gain) loss from investment transactions                                         (34,626,982)          16,294,569
  Net change in unrealized (appreciation) depreciation of investments                             7,165,366           51,847,947
                                                                                             ---------------      ---------------
Net cash flows from operating activities                                                      $ 142,503,229        $  21,493,146
                                                                                             ---------------      ---------------

Cash Flows From (For) Financing Activities -
 Repayment of Credit Facility                                                                 $(128,000,000)       $           -
 Payments on mortgages                                                                           (1,083,927)            (360,425)
 Payments for Fund Shares redeemed                                                                 (767,886)            (639,155)
 Distributions paid to Shareholders                                                             (15,485,136)         (21,583,303)
 Distributions paid to minority shareholders                                                        (16,800)                   -
                                                                                             ---------------      ---------------
Net cash flows for financing activities                                                       $(145,353,749)       $ (22,582,883)
                                                                                             ---------------      ---------------

Net decrease in cash                                                                          $  (2,850,520)       $  (1,089,737)

Cash at beginning of period                                                                   $   6,605,096        $   6,149,096
                                                                                             ---------------      ---------------
Cash at end of period                                                                         $   3,754,576        $   5,059,359
                                                                                             ===============      ===============

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                              Three Months         Three Months
                                                                                                  Ended                Ended
                                                                                             March 31, 2004       March 31, 2003
                                                                                             ---------------      ---------------
Supplemental Disclosure and Non-cash Investing and
 Financing Activities -
  Interest paid on loan - Credit Facility                                                     $   1,660,547        $   2,085,315
  Interest paid on mortgages                                                                  $   5,637,684        $   3,449,183
  Interest paid on swap agreements                                                            $   3,031,237        $   9,326,614
  Market value of securities distributed in payment of redemptions                            $  38,996,734        $   9,617,361
  Market value of real property and other assets, net of current liabilities, assumed in conjunction with the acquisition of other
   real estate                                                                                $ 245,732,974        $           -
  Mortgage assumed in conjunction with the acquisition of other real estate                   $ 229,674,914        $           -

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of March 31, 2004
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Highlights (Unaudited)

For the Three Months Ended March 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                                          $ 86.280
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations
-----------------------------------------------------------------------------------------------------------------------------------
Net investment income (6)                                                                                      $  0.319
Net realized and unrealized gain                                                                                  1.221
-----------------------------------------------------------------------------------------------------------------------------------
Total income from operations                                                                                   $  1.540
-----------------------------------------------------------------------------------------------------------------------------------

Distributions
-----------------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                                                  $(1.150)
-----------------------------------------------------------------------------------------------------------------------------------
Total distributions                                                                                            $(1.150)
-----------------------------------------------------------------------------------------------------------------------------------

Net asset value - End of period                                                                                $86.670
-----------------------------------------------------------------------------------------------------------------------------------

Total Return (1)                                                                                                  1.80%
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                     As a Percentage           As a Percentage
                                                                                     of Average Net            of Average Gross
Ratios                                                                                  Assets(5)               Assets (2)(5)
-----------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
 Interest and other borrowing costs (7)                                                  1.12% (9)                0.78% (9)
 Operating expenses (7)                                                                  0.62% (9)                0.43% (9)
Belmar Capital Fund LLC Expenses
 Interest and other borrowing costs (4)(8)                                               0.35% (9)                0.25% (9)
 Investment advisory and administrative fees,
  servicing fees and other Fund operating expenses (3)(4)                                1.22% (9)                0.86% (9)
                                                                                 --------------------------------------------------
Total expenses                                                                           3.31% (9)                2.32% (9)

Net investment income                                                                    1.48% (9)                1.04% (9)
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental Data
-----------------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                                     $  1,901,239
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)                                                    0.61%
-----------------------------------------------------------------------------------------------------------------------------------


(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belmar Capital Fund LLC (Belmar Capital) (including Belmar Capital's interest in Belvedere Capital Fund Company LLC (Belvedere Company) and Belmar Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belmar Realty Corporation's (Belmar Realty) controlled subsidiary are reduced by the proportionate interests therein of investors other than Belmar Realty.
(3) Includes Belmar Capital's share of Belvedere Company's allocated expenses, including those expenses allocated from the Portfolio.
(4) Includes the expenses of Belmar Capital and Belmar Realty. Does not include expenses of the real estate subsidiaries majority-owned by Belmar Realty.
(5) For the purpose of calculating ratios, the income and expenses of Belmar Realty's controlled subsidiary are reduced by the proportionate interests therein of investors other than Belmar Realty.
(6)  Calculated using average shares outstanding.
(7) Includes Belmar Realty's proportional share of expenses incurred by its majority-owned subsidiaries.
(8) Ratios do not include interest incurred in connection with the interest rate swap agreements. Had such amounts been included, ratios would be higher.
(9)  Annualized.

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of March 31, 2004
Notes To Condensed Consolidated Financial Statements (Unaudited)

1    Basis of Presentation

The condensed consolidated interim financial statements of Belmar Capital Fund LLC (Belmar Capital) and its subsidiaries (collectively, the Fund) have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights as of the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2003 has been derived from the December 31, 2003 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  period's  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

2    Estate Freeze

Shareholders in Belmar Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. At March 31, 2004 and December 31, 2003, the Preferred Shares were valued at $86.67 and $86.28, respectively, and the Common Shares had no value. The existence of restructured Fund Shares does not adversely affect Shareholders who do not make an election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

3    Investment Transactions

The following table summarizes the Fund's investment transactions for the three months ended March 31, 2004 and March 31, 2003:

                                                 Three Months Ended          Three Months Ended
       Investment Transaction                      March 31, 2004              March 31, 2003
------------------------------------------------------------------------------------------------
Increases in investment in Belvedere Company       $           -               $ 10,000,001
Decreases in investment in Belvedere Company       $  38,996,734               $  9,617,361
Acquisition of other real property (1)             $  16,058,060               $          -
Sales of Partnership Preference Units (2)          $ 213,665,294               $  8,033,600
------------------------------------------------------------------------------------------------

(1) In January 2004, Belmar Realty purchased an indirect investment in real property through a controlled subsidiary, Bel Stamford Investors, LLC (Bel Stamford). At the date of the transaction, the value of the real property was $242,750,000. The real property is financed through a mortgage loan assumed at acquisition. The mortgage loan balance assumed at the date of the transaction was $229,674,914 and accrues interest at a fixed rate of 6% through the stated maturity date, October 11, 2016.
(2) Sales of Partnership Preference Units for the three months ended March 31, 2004 and 2003 include Partnership Preference Units sold to other investment funds advised by Boston Management and Research for which a gain of $22,355,905 and $638,700 was recognized, respectively.

4    Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company), for the three months ended March 31, 2004 and March 31, 2003, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                              Three Months Ended     Three Months Ended
                                                                                March 31, 2004         March 31, 2003
-----------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio (1)                              $ 11,520,846,141       $ 8,400,349,853
The Fund's investment in Belvedere Company (2)                                 $  1,968,554,205       $ 1,568,928,236
Income allocated to Belvedere Company from the Portfolio                       $     39,365,471       $    32,398,573
Income allocated to the Fund from Belvedere Company                            $      6,872,705       $     6,069,309
Expenses allocated to Belvedere Company from the Portfolio                     $     12,634,511       $     9,667,954
Expenses allocated to the Fund from Belvedere Company                          $      2,968,076       $     2,427,926
Net realized gain (loss) allocated to Belvedere Company from the Portfolio     $     41,048,575       $   (37,772,155)
Net realized gain (loss) allocated to the Fund from Belvedere Company          $      7,200,329       $    (7,241,552)
Change in unrealized appreciation (depreciation) allocated to Belvedere
 Company from the Portfolio                                                    $    163,577,445       $  (389,828,192)
Change in unrealized appreciation (depreciation) allocated to the Fund
 from Belvedere Company                                                        $     29,534,797       $   (73,116,188)
-----------------------------------------------------------------------------------------------------------------------

(1) As of March 31, 2004 and 2003, the value of Belvedere Company's interest in the Portfolio represents 63.9% and 61.1% of the Portfolio's net assets, respectively.
(2) As of March 31, 2004 and 2003, the Fund's investment in Belvedere Company represents 17.1% and 18.7% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at March 31, 2004, December 31, 2003 and March 31, 2003 and its operations for the three months ended March 31, 2004, for the year ended December 31, 2003 and for the three months ended March 31, 2003 follows:

                                        March 31,               December 31,               March 31,
                                          2004                      2003                      2003
                                     --------------------------------------------------------------------
Investments, at value               $ 18,003,359,532          $ 17,584,390,762          $ 13,797,517,752
Other assets                              25,944,066                25,462,745                24,535,362
---------------------------------------------------------------------------------------------------------
Total assets                        $ 18,029,303,598          $ 17,609,853,507          $ 13,822,053,114
Total liabilities                            254,697                   264,502                73,659,303
---------------------------------------------------------------------------------------------------------
Net assets                          $ 18,029,048,901          $ 17,609,589,005          $ 13,748,393,811
=========================================================================================================
Dividends and interest              $     62,101,320          $    232,925,912          $     53,431,732
---------------------------------------------------------------------------------------------------------
Investment adviser fee              $     19,348,796          $     67,584,543          $     15,490,999
Other expenses                               598,921                 2,295,653                   477,083
---------------------------------------------------------------------------------------------------------
Total expenses                      $     19,947,717          $     69,880,196          $     15,968,082
---------------------------------------------------------------------------------------------------------
Net investment income               $     42,153,603          $    163,045,716          $     37,463,650
Net realized gain (loss)                  64,894,806                70,909,770               (62,969,970)
Net change in unrealized
 appreciation (depreciation)             261,922,214             3,174,709,110              (649,928,537)
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in net
 assets from operations             $    368,970,623          $  3,408,664,596          $   (675,434,857)
---------------------------------------------------------------------------------------------------------

5    Interest Rate Swap Agreements

Belmar Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at March 31, 2004 and December 31, 2003 are listed below.

  Notional                                        Initial                            Unrealized              Unrealized
   Amount                                        Optional           Final           Depreciation            Appreciation
   (000's        Fixed         Floating         Termination      Termination        At March 31,           At December 31,
  omitted)       Rate            Rate              Date             Date                2004                     2003
-------------------------------------------------------- --------------------------------------------------------------------
  $58,363        4.90%       LIBOR + 0.20%         8/04             6/10            $   (453,483)            $         -
   58,363        4.95%       LIBOR + 0.20%         2/04             6/10                       -*                133,207
   55,831        4.875%      LIBOR + 0.20%         4/04             6/10                (112,109)                154,214
   43,010        4.755%      LIBOR + 0.20%         7/04             6/10                (190,000)                163,545
   56,978        4.695%      LIBOR + 0.20%         9/04             6/10                (316,710)                232,978
   64,418        4.565%      LIBOR + 0.20%         3/05             6/10                (500,205)                316,702
  110,068        3.9725%     LIBOR + 0.20%            -             6/10              (2,105,537)              1,090,199
-------------- ----------- ------------------ ---------------- ---------------- ---------------------- -----------------------
                                                                                    $ (3,678,044)            $ 2,090,845
-------------- ----------- ------------------ ---------------- ---------------- ---------------------- -----------------------

*    Agreement was terminated on the Initial Optional Termination Date.

6    Segment Information

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belmar Capital invests in real estate assets through its subsidiary, Belmar Realty. Belmar Realty invests directly and indirectly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Alliance Apartments, LLC (Bel Apartments) and Bel Stamford (for the period January 14, 2004 to March 31, 2004). Management services for the real property held by Bel Apartments are provided by an affiliate of its minority shareholder. The management agreement provides for a management fee and allows for reimbursement of payroll and other direct expenses incurred by the manager in conjunction with managing properties. Belmar Realty is currently disputing certain expenditures, allocations and reimbursements by the property manager under the management agreement.

Belmar Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and unrealized appreciation (depreciation). The accounting policies of the reportable segments are the same as those for the Fund on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

                                                            Tax-Managed
For the Three Months Ended                                    Growth               Real
March 31, 2004                                              Portfolio*            Estate                Total
--------------------------------------------------------------------------------------------------------------------
Revenue                                                  $     3,904,629       $  18,581,141        $    22,485,770
Interest expense on mortgages                                          -          (6,554,619)            (6,554,619)
Interest expense on Credit Facility                             (300,745)           (935,652)            (1,236,397)
Operating expenses                                              (460,439)         (5,873,117)            (6,333,556)
Minority interest in net income of controlled
 subsidiary                                                            -             (48,115)               (48,115)
--------------------------------------------------------------------------------------------------------------------
Net investment income                                    $     3,143,445       $   5,169,638        $     8,313,083
Net realized gain                                              7,200,329          27,426,653             34,626,982
Change in unrealized appreciation (depreciation)              29,534,797         (36,700,163)            (7,165,366)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in net assets from
   operations of reportable segments                     $    39,878,571       $  (4,103,872)       $    35,774,699
--------------------------------------------------------------------------------------------------------------------



                                                            Tax-Managed
For the Three Months Ended                                    Growth               Real
March 31, 2003                                              Portfolio*            Estate                Total
--------------------------------------------------------------------------------------------------------------------
Revenue                                                  $     3,641,383       $  21,072,718        $    24,714,101
Interest expense on mortgages                                          -          (3,547,846)            (3,547,846)
Interest expense on Credit Facility                             (302,038)         (2,388,846)            (2,690,884)
Operating expenses                                              (270,648)         (5,514,554)            (5,785,202)
Minority interest in net income of controlled
 subsidiary                                                            -            (137,545)              (137,545)
--------------------------------------------------------------------------------------------------------------------
Net investment income                                    $     3,068,697       $   9,483,927        $    12,552,624
Net realized loss                                             (7,241,552)         (9,053,017)           (16,294,569)
Change in unrealized appreciation (depreciation)             (73,116,188)         21,268,241            (51,847,947)
--------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in net assets from
 operations of reportable segments                       $   (77,289,043)      $  21,699,151        $   (55,589,892)
--------------------------------------------------------------------------------------------------------------------


                                                             Tax-Managed              Real
At March 31, 2004                                         Growth Portfolio*          Estate              Total
--------------------------------------------------------------------------------------------------------------------
Segment assets                                           $ 1,968,554,205       $ 652,410,612        $ 2,620,964,817
Segment liabilities                                           86,022,415         585,463,996            671,486,411
--------------------------------------------------------------------------------------------------------------------
Net assets of reportable segments                        $ 1,882,531,790       $  66,946,616        $ 1,949,478,406
--------------------------------------------------------------------------------------------------------------------

At December 31, 2003
--------------------------------------------------------------------------------------------------------------------
Segment assets                                           $ 1,966,911,184       $ 623,035,741       $ 2,589,946,925
Segment liabilities                                           87,378,722         549,380,252           636,758,974
--------------------------------------------------------------------------------------------------------------------
Net assets of reportable segments                        $ 1,879,532,462       $  73,655,489       $ 1,953,187,951
--------------------------------------------------------------------------------------------------------------------

* Belmar Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.


The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                                                                   Three Months       Three Months
                                                                                      Ended              Ended
                                                                                  March 31, 2004     March 31, 2003
                                                                                 ----------------   ----------------
Revenue:
 Revenue from reportable segments                                                 $ 22,485,770        $ 24,714,101
 Unallocated amounts:
  Interest earned on cash not invested in the Portfolio or in subsidiaries             190,453              23,431
                                                                                 ----------------   ----------------
Total revenue                                                                     $ 22,676,223        $ 24,737,532
                                                                                 ----------------   ----------------

Net increase (decrease) in net assets from operations:
 Net increase (decrease) in net assets from operations of reportable segments     $ 35,774,699        $(55,589,892)
 Unallocated amounts:
  Interest earned on cash not invested in the Portfolio or in subsidiaries             190,453              23,431
Unallocated amounts (1):
 Distribution and servicing fees                                                      (939,591)           (759,629)
 Interest expense on Credit Facility                                                  (434,410)            (54,916)
 Audit, tax, and legal fees                                                            (54,799)            (39,664)
 Other operating expenses                                                              (20,740)            (21,258)
                                                                                 ----------------   ----------------
Total net increase (decrease) in net assets from operations                       $ 34,515,612        $(56,441,928)
                                                                                 ----------------   ----------------


                                                                                  March 31, 2004     December 31, 2003
                                                                                 ----------------   -------------------
Net assets:
 Net assets of reportable segments                                                $1,949,478,406      $1,953,187,951
 Unallocated cash (2)                                                                  2,229,131           5,019,018
 Short-term investments (2)                                                           73,442,000          16,973,476
 Loan payable - Credit Facility (3)                                                 (123,763,585)        (54,357,683)
 Other liabilities                                                                      (146,836)           (210,905)
                                                                                 ----------------   -------------------
Total net assets                                                                  $1,901,239,116      $1,920,611,857
                                                                                 ----------------   -------------------

(1) Unallocated amounts represent expenses incurred that pertain to the overall operation of Belmar Capital, and do not pertain to either operating segment.
(2) Unallocated cash and short-term investments represent cash and cash equivalents not currently invested in the Portfolio or real estate assets.
(3) Unallocated amount of loan payable - Credit Facility primarily represents borrowings on hand to be used for acquiring investments. However, such borrowings have also been used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

7    Subsequent Events

On May 3, 2004, Belmar Realty entered into an agreement to establish and acquire a majority interest in two controlled subsidiaries. These controlled subsidiaries will indirectly own certain industrial properties with an estimated value of approximately $519,000,000 at acquisition. Belmar Realty is expected to own an 80% interest in the controlled subsidiaries and a minority shareholder will own the remaining interests. Based on the terms of the current agreements, Belmar Realty expects to acquire the investments in the third quarter of 2004. The minority shareholder of the controlled subsidiaries, or an affiliate thereof, will manage the real property.

It is expected that the real property will be financed through first mortgage loans secured by the properties and an assignment of certain leases and rents. The loans are expected to be without recourse to Belmar Capital and Belmar Realty. No financing agreement has been entered into at this time.

On May 3, 2004, Belmar Capital entered into a forward interest rate swap agreement with Merrill Lynch Capital Services, Inc. in anticipation of its future investment in the controlled subsidiaries for the purpose of hedging the interest rate of substantially all of the expected fixed-rate mortgage financing of the real property over an expected 8-year term. Under such agreement, Belmar Capital has agreed to made periodic payments at fixed rates in exchange for payments at floating rates. The notional amount of the contract is $279,760,000, which approximates Belmar Capital's expected 80% interest in the anticipated secured debt of the controlled subsidiaries. The floating interest rate to be received by Belmar Capital is three-month LIBOR and the fixed interest rate to be paid by Belmar Capital is 4.875%. The swap agreement entered into by Belmar Capital is effective in June 2004 and terminates in June 2012.

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

Results of Operations for the Quarter Ended March 31, 2004 Compared to the Quarter Ended March 31, 2003

(a) Results of Operations.

Increases and decreases in the Fund's net asset value per share are derived from net investment income or loss, and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the minority interest in net income of the controlled subsidiaries of Belmar Realty Corporation (Belmar Realty). The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Capital Fund Company LLC (Belvedere Company), rental income from the properties owned by Belmar Realty's controlled subsidiaries, partnership income allocated to the income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) owned by Belmar Realty and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends, interest and expenses allocated to Belvedere Company by Tax-Managed Growth Portfolio (the Portfolio) less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgages on properties owned by Belmar Realty's controlled subsidiaries, interest expense on the Fund's credit arrangements (the Credit Facility), property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belmar Realty's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belmar Realty, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

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

Performance of the Fund.1 The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the Standard & Poor's 500 Composite Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the Portfolio. In measuring the performance of the Fund's real estate investments held through Belmar Realty, Eaton Vance considers whether, through current returns and changes in valuation, the real estate

 1 Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for certain fund expenses. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500. It is not possible to invest directly in an Index.

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

The Fund's total return was 1.80% for the quarter ended March 31, 2004. This return reflects an increase in the Fund's net asset value per share from $86.28 to $86.67 and a distribution of $1.15 per share during the period. For comparison, the S&P 500 had a total return of 1.69% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.32% during the period. Last year, the Fund's total return was -3.57% for the quarter ended March 31, 2003 . This return reflected a decrease in the Fund's net asset value per share from $69.87 to $65.78 and a distribution of $1.70 per share during the period. For comparison, the S&P 500 had a total return of -3.15% over the same period . The performance of the Fund exceeded that of the Portfolio by approximately 1.14% during th at period.

Performance of the Portfolio. For the quarter ended March 31, 2004, the Portfolio's total return was 2.12%, compared to -4.71% for the quarter ended March 31, 2003. International unrest coupled with weak employment, a struggling dollar and surging oil prices pressured domestic markets in the first quarter of 2004. Like the quarter ended March 31, 2003, volatility was high during the first quarter of 2004. However, unlike the first quarter of 2003, major indices experienced positive returns in 2004 as fiscal and monetary stimuli supported robust corporate earnings and productivity growth. During the first quarter of 2004, companies on average reported better than expected sales trends, increased dividends and initiated sizeable share buybacks reflecting a steady global economic recovery. While large capitalization stocks outperformed smaller capitalization stocks during the first quarter of 2003, small capitalization stocks outperformed large-cap companies during the later months of 2003, and continued to do so in the first quarter of 2004. In addition, during the first quarter of 2004 higher quality stocks regained performance leadership over last year's prevailing higher volatility stocks.

During the quarter ended March 31, 2004, the Portfolio's sector allocation remained similar to its allocation at March 31, 2003. The Portfolio's stronger quarterly performance relative to the S&P 500 during the first quarter of 2004 resulted from its diversified industry exposure and positive stock selection decisions. During the quarter ended March 31, 2004, the Portfolio remained underweight in the information technology sector, the market's weakest performing sector. Stock selection by the Portfolio's investment adviser, Boston Management and Research ( Boston Management ), in the computer peripherals and electronic equipment industries was particularly beneficial to the Portfolio's performance during the first quarter of 2004. Similar to the first quarter of 2003, valuation concerns prompted a de-emphasis of the telecommunication sector during the first quarter of 2004. However, telecommunication services stocks generally performed well during the first quarter of 2004. Similar to the first quarter of 2003, the Portfolio was overweight the industrials sector. During the first quarter of 2004, attractive valuations and positive secular business trends helped machinery, building products and airfreight stocks of the aforementioned sector advance higher.

In the first quarter of 2003, Boston Management began increasing the Portfolio's exposure to the energy sector, a change from its previous underweight stance versus the S&P 500. This allocation shift has aided performance, as oil exploration and other energy equipment and service names benefited from rising oil prices. Although the Portfolio's relative overweight of the financials sector contributed to its positive return during the quarter ended March 31, 2004 , the sub-par performance of its commercial bank and capital market stocks hindered returns during the quarter . While Boston Management remained optimistic on the consumer, it slightly trimmed the Portfolio's relative overweight in the consumer discretionary and staples sectors. Portfolio holdings in leisure, retail, and personal products benefited from continued consumer spending driven by tax refunds, strong refinancing activity and increases in wages and salaries. The Portfolio maintained an underweight of the healthcare sector relative to the S&P 500 during the quarter ended March 31, 2004, but added to holdings of stronger quarterly performers such as healthcare equipment and service companies.

Performance of Real Estate Investments. The Fund's real estate investments are held through Belmar Realty. As of March 31, 2004, real estate investments include a portfolio of Partnership Preference Units that are affiliated with publicly traded real estate investment trusts (REITs), a majority interest in a real estate joint venture (Real Estate Joint Venture), and a property subject to a long-term triple net lease (Net Leased Property). As of March 31, 2004, the estimated fair value of the Fund's real estate investments represented 23.8% of the Fund's total assets. Adjusting for the minority interest of the real estate operating company that is the principal minority investor in the Real Estate Joint Venture as of March 31, 2004, the Fund's real estate investments represented 30.5% of the Fund's net assets.

During the quarter ended March 31, 2004, Belmar Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling approximately $213.7 million (including sales to other investment funds advised by Boston Management), recognizing gains of $30.5 million on the transactions. At March 31, 2004, the estimated fair value of Belmar Realty's Partnership Preference Units totaled $214.1 million compared to $557.8 million at March 31, 2003, a decrease of $343.7 million or 62%. While the decrease in value was principally due to fewer Partnership Preference Units held at March 31, 2004, the decrease also reflects lower per unit values of the Partnership Preference Units held at March 31, 2004 due to their lower average coupon rates. In the current low interest rate environment, many issuers have been redeeming Partnership Preference Units as Belmar Realty's call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belmar Realty during the quarter ended March 31, 2003 were no longer held at March 31, 2004. Boston Management expects this trend to continue through 2004.

The Fund saw unrealized depreciation of the estimated fair value in its Partnership Preference Units of approximately $27.5 million during the quarter ended March 31, 2004 compared to approximately $14.8 million of unrealized appreciation  during  the  quarter  ended  March 31,  2003.  The net  unrealized depreciation in the first quarter of 2004 consisted of approximately $1.5 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units held by Belmar Realty at March 31, 2004 (as described above), and approximately $26.0 million of unrealized depreciation resulting from the reclassification of previously recorded unrealized appreciation as realized gains due to sales of Partnership Preference Units during the quarter ended March 31, 2004. For the quarter ended March 31, 2003, the Fund's investments in Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities.

Distributions from Partnership Preference Units for the quarter ended March 31, 2004 totaled $6.4 million compared to $12.5 million for the quarter ended March 31, 2003, a decrease of $6.1 million or 49%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as to lower average yields on Partnership Preference Units held during the quarter ended March 31, 2004.

During the quarter ended March 31, 2004, Belmar Realty acquired Bel Stamford LLC (Bel Stamford) for approximately $16.1 million (including transaction costs). Bel Stamford owns a Net Leased Property in Stamford, Connecticut, with 682,000 square feet of rentable space. The estimated fair value of the Net Leased Property on March 31, 2004 was $242.8 million.

Like the quarter ended March 31, 2003, operations of Belmar Realty's Real Estate Joint Venture were impacted by weak multifamily market fundamentals during the quarter ended March 31, 2004. While rental income from real estate operations increased to approximately $12.2 million for the quarter ended March 31, 2004 compared to approximately $8.6 million for the quarter ended March 31, 2003, an increase of $3.6 million or 42%, this increase was primarily due to the acquisition of Bel Stamford. The increase was partially offset by a decrease in revenue from the operations of Belmar Realty's Real Estate Joint Venture. During the quarter ended March 31, 2004, rental revenue from the Real Estate Joint Venture was affected by reduced apartment rental rates, increased rent concessions, and lower occupancy levels, trends that continued from 2003.

Property operating expenses for Belmar Realty's Real Estate Joint Venture were approximately $4.4 million for the quarter ended March 31, 2004 compared to approximately $4.3 million for the quarter ended March 31, 2003, an increase of $0.1 million or 2% (property operating expenses are before certain operating expenses of Belmar Realty of approximately $1.5 million for the quarter ended March 31, 2004 and approximately $1.2 million for the quarter ended March 31,
2003). The near-term outlook for multifamily property operations continues to be weak. While anticipated economic and employment growth is expected to lead to improvements over the longer term, significant employment growth has not yet occurred in most markets and low interest rates have contributed to continued apartment move-outs due to new home purchases and increased competition for new residents from ongoing development of new multifamily properties. As a result, Boston Management, Belmar Realty's manager, expects that real estate operating results in 2004 will continue to be similar to 2003's results. Under the net lease agreement, the tenant of the Net Leased Property owned by Belmar Realty pays all property operating expenses. As a result, Belmar Realty does not record operating expenses for the Net Leased Property.

At March 31, 2004, the estimated fair value of the real properties held through Belmar Realty was approximately $428.8 million compared to approximately $202.9 million at March 31, 2003, an increase of $225.9 million. The increase in estimated real property value is principally due to the acquisition of Bel Stamford. The increase was offset in part by lower values for the properties held by the Real Estate Joint Venture. Despite weak market conditions, declines in values for multifamily properties have generally been modest, as lower near-term property earnings expectations have been offset in part by lower capitalization rates. The Fund saw unrealized depreciation in the estimated fair value of its other real estate investments (which includes Belmar Realty's Net Leased Property and its majority interest in the Real Estate Joint Venture) of approximately $3.4 million during the quarter ended March 31, 2004 compared to unrealized depreciation of approximately $1.4 million during the quarter ended March 31, 2003. During the quarter ended March 31, 2003, Belmar Realty experienced declines in estimated property values resulting from declines in near-term earning expectations and the economic downturn. However, declines in asset values for multifamily properties during the quarter ended March 31, 2003 were generally modest as decreases in capitalization rates largely offset declining income level expectations.

On May 3, 2004, Belmar Realty entered into agreements to establish Brazos Property Trust (Brazos) and Cimmaron Property Trust (Cimmaron), form ProLogis Six Rivers Limited Partnership (in association with subsidiaries of other investment funds advised by Boston Management and ProLogis, a publicly-held
REIT) (Six Rivers) and merge Six Rivers with Keystone Property Trust, a publicly-held REIT (Keystone). It is expected that the merger will be consummated during the third quarter of 2004, subject to the satisfaction of certain conditions precedent. Upon the ultimate consummation of the transactions, Belmar Realty will own an 80% interest in each of Brazos and Cimmaron and ProLogis will own a 20% interest in each of Brazos and Cimmaron. Brazos and Cimmaron each will own a partnership interest in Six Rivers through which it will own 100% of the economic interest in certain industrial properties acquired through the merger of Six Rivers and Keystone and valued at approximately $519 million at the date of acquisition. Prologis, or an affiliate thereof, will manage the properties. It is anticipated that Keystone's existing direct fixed-rate obligations will be retired after the merger date. It is anticipated that first mortgage financing estimated to be 60-65% of the property value will be obtained in connection with the acquisition and will be secured by the properties. There can be no assurance that the conditions precedent to the consummation of the transactions described above will be satisfied or that the financing required to acquire the properties will be obtained.

Performance of Interest Rate Swap Agreements. For the quarter ended March 31, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $8.8 million, compared to approximately $1.9 million of net realized and unrealized losses for the quarter ended March 31, 2003. Net realized and unrealized losses on swap agreements for the quarter ended March 31, 2004 consisted of $5.8 million of unrealized depreciation due to changes in swap agreement valuations and $3.0 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended March 31, 2003, the Fund had unrealized appreciation of $7.8 million due to swap agreement valuation changes, offset by $9.7 million of swap agreement periodic payments. The negative impact on Fund performance for the quarter ended March 31, 2004 from changes in swap agreement valuations was attributable to a decline in swap rates during the period. The positive contribution to Fund performance from changes in swap valuations for the quarter ended March 31, 2003 was due primarily to the Fund's swap agreements approaching optional termination dates, as relevant swap rates were substantially unchanged.

(b) Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's equity in its real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of
outstanding  borrowings  thereunder.   As  of  March  31,  2004,  the  Fund  had
outstanding borrowings of $385.0 million and unused loan commitments of $118.5 million under the Credit Facility. During the quarter ended March 31, 2004, the Fund repaid $128.0 million of outstanding borrowings as a result of a reduction in its equity investments in real estate.

On May 3, 2004, Belmar Realty entered an agreement to establish and acquire majority interests in two Real Estate Joint Ventures, Brazos and Cimmaron. Belmar Realty's acquisition of its interests in Brazos and Cimmaron is expected to occur in the third quarter of 2004. Brazos and Cimmaron are expected to indirectly own industrial properties with a value of approximately $519 million at acquisition. Belcrest Realty will own 80% of the interests in each of Brazos and Cimmaron. The amount of Belmar Realty's net investment in each of Brazos and Cimmaron will depend in part on the terms of the anticipated mortgage financing to be obtained for the real estate assets, closing costs and other consideration. The Fund plans to increase its borrowings under the existing Credit Facility to fund its equity in each of Brazos and Cimmaron and has begun discussions with the DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. in anticipation of its investment in each of Brazos and Cimmaron.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2004, the unrealized depreciation related to the interest rate swap agreements was approximately $3.7 million. As of March 31, 2003, the unrealized depreciation related to the interest rate swap agreements was approximately $39.2 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture and Net Leased Property. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire Belmar Realty's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 5 to the Fund's unaudited condensed consolidated financial statements in Item 1 above.

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                   by Contractual Maturity and Callable Date
                     for the Twelve Months Ended March 31,*

                                                                                                                       Estimated
                                                    2005      2006-2008     2009       Thereafter        Total        Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
----------------------------------
Long-term debt:
----------------------------------
Fixed-rate mortgages                                                                  $389,748,179   $389,748,179    $422,700,000

Average interest rate                                                                         7.03%          7.03%
----------------------------------
Variable-rate Credit Facility                                                         $385,000,000   $385,000,000    $385,000,000

Average interest rate                                                                         1.29%          1.29%
-----------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial
instruments:
----------------------------------
Pay fixed / receive variable
interest rate swap agreements                                                         $388,668,000   $388,668,000    $ (3,678,044)

Average pay rate                                                                              4.53%          4.53%

Average receive rate                                                                          1.29%          1.29%
-----------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
----------------------------------
Fixed-rate Partnership Preference
Units:
----------------------------------

                                                                                                                       Estimated
                                                    2005      2006-2008     2009       Thereafter        Total        Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Cabot Industrial Properties,
L.P., 8.625% Series B Cumulative
Redeemable Preferred Units,
Callable 4/29/04, Current Yield:
8.30%                                            $20,147,160                                         $ 20,147,160    $ 24,945,600

Camden Operating, L.P., 7%
Series B Cumulative Redeemable
Perpetual Preferred Units,
Callable 12/2/08, Current Yield:
7.11%                                                                    $18,577,900                 $ 18,577,900    $ 22,167,000

Essex Portfolio, L.P., 7.875%
Series B Cumulative Redeemable
Preferred Units, Callable
12/31/09, Current Yield: 7.58%                                                        $ 11,997,050   $ 11,997,050    $ 16,881,182

Essex Portfolio, L.P., 9.30%
Series D Cumulative Redeemable
Preferred Units, Callable
7/28/10, Current Yield: 8.90%                                                         $ 25,465,575   $ 25,465,575    $ 31,332,720

MHC Operating Limited
Partnership, 9% Series D
Cumulative Redeemable Perpetual
Preference Units, Callable
9/29/04, Current Yield: 8.86%                    $20,544,240                                         $ 20,544,240    $ 20,320,000

PSA Institutional Partners,
L.P., 6.40% Series NN Cumulative
Redeemable Perpetual Preferred
Units, Callable

3/17/10, Current Yield: 6.90%                                                         $ 38,687,415   $ 38,687,415    $ 36,044,900
Price Development Company, L.P.,
8.95% Series B Cumulative
Redeemable Preferred Partnership
Units, Callable
7/28/04, Current Yield: 8.86%                    $20,085,760                                         $ 20,085,760    $ 20,200,000

Sun Communities Operating L.P.,
8.875% Series A Cumulative
Redeemable Perpetual Preferred
Units, Callable 9/29/04, Current
Yield: 8.71%                                     $26,227,200                                         $ 26,227,200    $ 30,552,000

Vornado Realty, L.P., 7% Series
D-10 Cumulative Redeemable
Preferred Units, Callable
11/17/08, Current Yield:
7.04%(1)                                                                 $11,457,262                 $ 11,457,262    $ 11,627,600

 * The investments listed reflect holdings as of March 31, 2004. The Fund's current holdings may differ.

(1) Belmar Realty's interest in these Partnership Preference Units is held through Bel Holdings LLC.

Item 4. Controls and Procedures.

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business, the Fund, Belmar Realty and Belmar Realty's controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003, shares of the Fund may be redeemed by Shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all Shareholders and all outstanding Fund shares are eligible (except for shares subject to an estate freeze election as described in Item 5 of the Fund's Report on Form 10-K for the fiscal year ending December 31, 2003). During each month in the quarter ended March 31, 2004, the total number of shares redeemed and the average price paid per share were as follows:

                          Total No. of Shares    Average Price Paid Per
Month Ended                   Redeemed(1)                  Share
-------------------------------------------------------------------------
January 31, 2004              220,402.93                  $86.50
-------------------------------------------------------------------------
February 29, 2004             37,086.161                  $87.78
-------------------------------------------------------------------------
March 31, 2004               184,872.853                  $85.14
-------------------------------------------------------------------------
Total                        442,361.944                  $85.89
-------------------------------------------------------------------------

(1) All shares redeemed during the periods were redeemed at the option of Shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of Shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended March 31, 2004.

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

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on May 10, 2004.




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