Form 10-Q
period 2004-06-30
BELMAR CAPITAL FUND LLC
filed 2004-08-09
CIK 1108991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2004
                                                 -------------

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

                                   YES  X      NO
                                       ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                   YES  X      NO
                                       ---        ---

                             BELMAR CAPITAL FUND LLC
                               Index to Form 10-Q

PART I    FINANCIAL INFORMATION                                            Page

Item 1.   Condensed Consolidated Financial Statements                        3

          Condensed Consolidated Statements of Assets and Liabilities
          as of June 30, 2004 (Unaudited) and December 31, 2003              3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended June 30, 2004 and 2003 and for
          the Six Months Ended June 30, 2004 and 2003                        4

          Condensed Consolidated Statements of Changes in Net Assets
          for the Six Months Ended June 30, 2004 (Unaudited) and the
          Year Ended December 31, 2003                                       6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 2004 and 2003                    7

          Financial Highlights (Unaudited) for the Six Months Ended
          June 30, 2004                                                      9

          Notes to Condensed Consolidated Financial Statements as of
          June 30, 2004 (Unaudited)                                         10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        24

Item 4.   Controls and Procedures                                           26

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 26

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases       26
          of Equity Securities

Item 3.   Defaults Upon Senior Securities                                   27

Item 4.   Submission of Matters to a Vote of Security Holders               27

Item 5.   Other Information                                                 27

Item 6.   Exhibits and Reports on Form 8-K                                  27

SIGNATURES                                                                  28

EXHIBIT INDEX                                                               29

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                             June 30, 2004          December 31,
                                              (Unaudited)              2003
                                             --------------       --------------
Assets:
 Investment in Belvedere Capital Fund
  Company LLC (Belvedere Company)            $1,962,258,647       $1,966,911,184
 Investment in Partnership Preference Units     169,775,665          424,780,443
 Investment in other real estate                471,434,428          185,138,810
 Short-term investments                          35,867,000           16,973,476
                                             --------------       --------------
Total investments                            $2,639,335,740       $2,593,803,913
 Cash                                             3,009,748            6,605,096
 Escrow deposits - restricted                     2,801,196            3,817,390
 Open interest rate swap agreements, at value     7,338,032            2,090,845
 Distributions and interest receivable              760,900            1,960,318
 Other assets                                     4,278,381            3,661,857
                                             --------------       --------------
Total assets                                 $2,657,523,997       $2,611,939,419
                                             --------------       --------------

Liabilities:
 Loan payable - Credit Facility              $  335,000,000       $  513,000,000
 Mortgages payable                              402,843,443          161,157,192
 Payable for Fund Shares redeemed                         -            1,361,403
 Distributions payable to minority
  shareholders                                            -               16,800
 Swap interest payable                              271,143              242,283
 Security deposits                                  882,048              744,420
 Notes payable to minority shareholder              565,972              565,972
 Accrued expenses:
  Interest expense                                2,369,999            1,423,780
  Property taxes                                  1,869,112            3,281,589
  Other expenses and liabilities                  3,160,674            1,586,790
 Minority interests in controlled
  subsidiaries                                    6,471,523            7,947,333
                                             --------------       --------------
Total liabilities                            $  753,433,914       $  691,327,562
                                             --------------       --------------

Net assets                                   $1,904,090,083       $1,920,611,857

                                             --------------       --------------
Shareholders' Capital                        $1,904,090,083       $1,920,611,857
                                             --------------       --------------

Shares outstanding                               21,571,157           22,261,334
                                             --------------       --------------

Net asset value and redemption price
 per Share                                   $        88.27       $        86.28
                                             --------------       --------------

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                     Three Months    Three Months     Six Months      Six Months
                                                         Ended           Ended           Ended           Ended
                                                     June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                                     -------------   -------------   -------------   -------------
Investment Income:
 Dividends allocated from Belvedere Company
  (net of foreign taxes of $163,289, $112,152,
  $244,803, and $184,755, respectively)               $ 7,488,854    $  6,156,100     $14,327,779     $ 12,106,567
 Interest allocated from Belvedere Company                 21,995         184,836          55,775          303,678
 Expenses allocated from Belvedere Company             (2,909,452)     (2,580,274)     (5,877,528)      (5,008,200)
                                                      -----------    ------------     -----------     ------------
 Net investment income allocated from
  Belvedere Company                                   $ 4,601,397    $  3,760,662     $ 8,506,026     $  7,402,045
 Distributions from Partnership Preference Units        3,807,547      12,150,878      10,209,149       24,635,410
 Rental income                                         12,952,949       8,657,559      25,131,623       17,245,049
 Interest                                                 194,129          33,976         385,447           58,103
                                                      -----------    ------------     -----------     ------------
Total investment income                               $21,556,022    $ 24,603,075     $44,232,245     $ 49,340,607
                                                      -----------    ------------     -----------     ------------

Expenses:
 Investment advisory and administrative fees          $ 1,807,437    $  1,801,410     $ 3,768,546     $  3,537,849
 Property management fees                                 334,444         334,588         663,598          673,575
 Distribution and servicing fees                          913,203         826,426       1,852,794        1,586,055
 Interest expense on mortgages                          7,044,944       3,612,337      13,599,563        7,160,183
 Interest expense on Credit Facility                    1,277,912       2,162,197       2,948,719        4,907,997
 Property and maintenance expenses                      2,908,907       3,109,717       5,824,641        5,888,310
 Property taxes and insurance                           1,173,127       1,196,216       2,342,341        2,373,519
 Miscellaneous                                            173,941         447,974         685,620          644,784
                                                      -----------    ------------     -----------     ------------
Total expenses                                        $15,633,915    $ 13,490,865     $31,685,822     $ 26,772,272
Deduct-
 Reduction of investment advisory
  and administrative fees                                 471,078         417,691         948,873          799,699
                                                      -----------    ------------     -----------     ------------
Net expenses                                          $15,162,837    $ 13,073,174     $30,736,949     $ 25,972,573
                                                      -----------    ------------     -----------     ------------
Net investment income before
 minority interest in net income of
 controlled subsidiaries                              $ 6,393,185    $ 11,529,901     $13,495,296     $ 23,368,034
Minority interest in net income (loss)
 of controlled subsidiaries                                46,387         (94,806)         (1,728)        (232,351)
                                                      -----------    ------------     -----------     ------------
Net investment income                                 $ 6,439,572    $ 11,435,095     $13,493,568     $ 23,135,683
                                                      -----------    ------------     -----------     ------------

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                     Three Months    Three Months     Six Months      Six Months
                                                         Ended           Ended           Ended           Ended
                                                     June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                                     -------------   -------------   -------------   -------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions and foreign
  currency transactions allocated from
  Belvedere Company (identified cost basis)          $ 4,218,875     $  2,922,615     $11,419,204    $ (4,318,937)
 Investment transactions in Partnership
  Preference Units (identified cost basis)             6,066,076        1,172,600      36,526,705       1,811,300
 Interest rate swap agreements (1)                    (3,239,926)      (9,551,052)     (6,273,902)    (19,242,769)
                                                     -----------     ------------     -----------    ------------
Net realized gain (loss)                             $ 7,045,025     $ (5,455,837)    $41,672,007    $(21,750,406)
                                                     -----------     ------------     -----------    ------------

Change in unrealized appreciation
 (depreciation) -
 Investments and foreign currency
  allocated from Belvedere Company
  (identified cost basis)                            $15,961,313     $202,414,631     $45,496,110    $129,298,443
 Investment in Partnership Preference Units
  (identified cost basis)                            (10,842,713)      11,475,814     (38,347,489)     26,287,255
 Investment in other real estate (net of
  minority interest in unrealized loss
  of controlled subsidiaries of $(7,484,947),
  $(1,734,236), $(6,407,971) and $(1,722,246),
  respectively)                                        5,080,042      (10,917,092)      1,653,544     (12,300,380)
 Interest rate swap agreements                        11,016,076        5,372,060       5,247,187      13,212,148
                                                     -----------     ------------     -----------    ------------

Net change in unrealized appreciation
 (depreciation)                                      $21,214,718     $208,345,413     $14,049,352    $156,497,466
                                                     -----------     ------------     -----------    ------------

Net realized and unrealized gain                     $28,259,743     $202,889,576     $55,721,359    $134,747,060
                                                     -----------     ------------     -----------    ------------

Net increase in net assets from operations           $34,699,315     $214,324,671     $69,214,927    $157,882,743
                                                     ===========     ============     ===========    ============

(1) Amounts represent periodic payments made in connection with interest rate swap agreements. (Note 5)

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                 Six Months
                                                    Ended           Year Ended
                                                June 30, 2004      December 31,
                                                 (Unaudited)          2003
                                               --------------    ---------------
Increase (Decrease) in Net Assets:
 Net investment income                         $   13,493,568    $   43,724,019
 Net realized gain from investment
  transactions, foreign currency transactions
  and interest rate swap agreements                41,672,007         5,911,089
 Net change in unrealized appreciation
  (depreciation) of investments, foreign
  currency and interest rate swap agreements       14,049,352       362,154,142
                                               --------------    --------------
Net increase in net assets from operations     $   69,214,927    $  411,789,250
                                               --------------    --------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to
  Shareholders in payment of distributions
  declared                                     $   10,101,552    $   18,603,373
 Net asset value of Fund Shares redeemed          (70,251,565)      (90,690,145)
                                               --------------    --------------
Net decrease in net assets from Fund Share
 transactions                                  $  (60,150,013)   $  (72,086,772)
                                               --------------    --------------

Distributions -
 Distributions to Shareholders                 $  (25,586,688)   $  (39,320,426)
                                               --------------    --------------
Total distributions                            $  (25,586,688)   $  (39,320,426)
                                               --------------    --------------

Net (decrease) increase in net assets          $  (16,521,774)   $  300,382,052

Net assets:
 At beginning of period                        $1,920,611,857    $1,620,229,805
                                               --------------    --------------
 At end of period                              $1,904,090,083    $1,920,611,857
                                               ==============    ==============

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                           Six Months          Six Months
                                                                              Ended              Ended
                                                                          June 30, 2004      June 30, 2003
                                                                          -------------      -------------
Cash Flows From (For) Operating Activities -
Net increase in net assets from operations                                $  69,214,927      $ 157,882,743
Adjustments to reconcile net increase in net assets from operations to net cash flows from operating activities -
  Net investment income allocated from Belvedere Company                     (8,506,026)        (7,402,045)
  Decrease in escrow deposits                                                 1,016,194            769,546
  Decrease in receivable for securities sold                                          -         29,285,540
  (Increase) decrease in other assets                                          (169,262)           349,694
  Decrease (increase) in distributions and interest receivable                1,199,418         (1,401,584)
  Increase (decrease) in interest payable for open swap agreements               28,860           (551,575)
  Increase (decrease) in security deposits, accrued interest and
   accrued other expenses and liabilities                                     1,386,495           (567,932)
  Decrease in accrued property taxes                                         (1,635,628)        (1,531,565)
  Proceeds from sales of Partnership Preference Units                       253,183,994         13,994,100
  Increase in short-term investments                                        (18,893,524)        (3,499,133)
  Payments for investments in other real estate                             (40,257,119)                 -
  Cash assumed in connection with aquisition
   of other real estate investments                                              15,051                  -
  Improvements to rental property                                              (700,923)          (701,489)
  Net increase in investment in Belvedere Company                                     -        (10,866,251)
  Interest incurred on interest rate swap agreements                         (6,273,902)       (19,242,769)
  Minority interests in net income of controlled subsidiaries                     1,728            232,351
  Net realized (gain) loss from investment transactions                     (41,672,007)        21,750,406
  Net change in unrealized (appreciation) depreciation of investments       (14,049,352)      (156,497,466)
                                                                          -------------      -------------
Net cash flows from operating activities                                  $ 193,888,924      $  22,002,571
                                                                          -------------      -------------

Cash Flows From (For) Financing Activities -
 Repayment of Credit Facility                                             $(178,000,000)     $           -
 Payments on mortgages                                                       (2,443,245)          (656,516)
 Payments for Fund Shares redeemed                                           (1,539,091)        (1,417,252)
 Distributions paid to Shareholders                                         (15,485,136)       (20,717,051)
 Distributions paid to minority shareholders                                    (16,800)                 -
                                                                          -------------      -------------
Net cash flows for financing activities                                   $(197,484,272)     $ (22,790,819)
                                                                          -------------      -------------

Net decrease in cash                                                      $  (3,595,348)     $    (788,248)

Cash at beginning of period                                               $   6,605,096      $   6,149,096
                                                                          -------------      -------------
Cash at end of period                                                     $   3,009,748      $   5,360,848
                                                                          =============      =============

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                           Six Months         Six Months
                                                                              Ended              Ended
                                                                          June 30, 2004      June 30, 2003
                                                                          -------------      -------------
Supplemental Disclosure and Non-cash Investing and
 Financing Activities -
  Interest paid on loan - Credit Facility                                 $   2,921,736      $   4,637,461
  Interest paid on mortgages                                              $  12,628,186      $   6,962,700
  Interest paid on swap agreements                                        $   6,245,042      $  19,794,344
  Market value of securities distributed in payment of redemptions        $  70,073,877      $  28,840,993
  Market value of real property and other assets, net of current liabilities, assumed in conjunction with aquisitions of other
   real estate                                                            $ 290,421,359      $           -
  Mortgages assumed in conjunction with aquisitions of other
   real estate                                                            $ 244,129,496      $           -

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of June 30, 2004
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FINANCIAL HIGHLIGHTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004
--------------------------------------------------------------------------------
Net asset value - Beginning of period                                   $86.280
--------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
--------------------------------------------------------------------------------
Net investment income(6)                                                $ 0.614
--------------------------------------------------------------------------------
Net realized and unrealized gain                                          2.526
--------------------------------------------------------------------------------
TOTAL INCOME FROM OPERATIONS                                            $ 3.140
--------------------------------------------------------------------------------

DISTRIBUTIONS
--------------------------------------------------------------------------------
Distributions to Shareholders                                           $(1.150)
--------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                                     $(1.150)
--------------------------------------------------------------------------------

NET ASSET VALUE - END OF PERIOD                                         $88.270
--------------------------------------------------------------------------------

TOTAL RETURN(1)                                                            3.68%
--------------------------------------------------------------------------------


                                               As a Percentage  As a Percentage
                                               of Average Net   of Average Gross
RATIOS                                           Assets(5)         Assets(2)(5)
--------------------------------------------------------------------------------
Expenses of Consolidated Real Property
 Subsidiaries
  Interest and other borrowing costs(7)           1.43%(9)           1.02%(9)
  Operating expenses(7)                           0.94%(9)           0.67%(9)
Belmar Capital Fund LLC Expenses
  Interest and other borrowing costs(4)(8)        0.31%(9)           0.22%(9)
  Investment advisory and administrative fees,
   servicing fees and other Fund operating
   expenses(3)(4)                                 1.17%(9)           0.83%(9)
                                               ---------------------------------
Total expenses                                    3.85%(9)           2.74%(9)

Net investment income                             1.42%(9)           1.01%(9)
--------------------------------------------------------------------------------

SUPPLEMENTAL DATA
--------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                            $1,904,090
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)         1.73%
--------------------------------------------------------------------------------

(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belmar Capital Fund LLC (Belmar Capital) (including Belmar Capital's interest in Belvedere Capital Fund Company LLC (Belvedere Company) and Belmar Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belmar Realty Corporation's (Belmar Realty) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belmar Realty.
(3) Includes Belmar Capital's share of Belvedere Company's allocated expenses, including those expenses allocated from the Portfolio.
(4) Includes the expenses of Belmar Capital and Belmar Realty. Does not include expenses of the real estate subsidiaries majority-owned by Belmar Realty.
(5) For the purpose of calculating ratios, the income and expenses of Belmar Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belmar Realty.
(6)  Calculated using average shares outstanding.
(7) Includes Belmar Realty's proportional share of expenses incurred by its majority-owned subsidiaries.
(8) Ratios do not include interest incurred in connection with the interest rate swap agreements. Had such amounts been included, ratios would be higher.
(9)  Annualized.

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of June 30, 2004
Notes To Condensed Consolidated Financial Statements (Unaudited)

1   Organization and Basis of Presentation

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

The balance sheet at December 31, 2003 and the statement of changes in net assets for the year then ended have been derived from the December 31, 2003 audited financial statements but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  periods'  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

During the quarter ended June 30, 2004, Belmar Realty Corporation (Belmar Realty) made indirect investments in real property through two newly established controlled subsidiaries, Brazos Property Trust (Brazos) and Cimmaron Property Trust (Cimmaron), as described below. The consolidated financial statements include the accounts of Brazos and Cimmaron and all material intercompany accounts and transactions have been eliminated.

Subsidiaries-

Brazos- On May 3, 2004, Belmar Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Brazos. On June 30, 2004, Brazos acquired a majority interest in four industrial properties located in two states (Tennessee and North Carolina). On August 4, 2004, Brazos acquired an additional nineteen industrial properties located in six states (Florida, Indiana, New Jersey, Ohio, Pennsylvania and South Carolina). Belmar Realty owns 100% of the Class A Units of Brazos, representing 60% of the voting interests in Brazos and a minority shareholder (the Brazos Minority Shareholder) owns 100% of the Class B units, representing 40% of the voting interests in Brazos. The Class B equity interest is recorded as a minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belmar Realty has priority in distributions and has greater voting rights than the holder of the Class B units. From and after August 4, 2014, either Belmar Realty or the Brazos Minority Shareholder may cause a liquidation of Brazos and, if Belmar Realty makes that election, the Brazos Minority Shareholder has the right either to purchase the shares of Brazos owned by Belmar Realty or to acquire the assets of Brazos, in either case at a price determined through an appraisal of the assets of Brazos.

Cimmaron- On May 3, 2004, Belmar Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Cimmaron. On June 30, 2004, Cimmaron acquired a majority interest in four industrial properties located in four states (Tennessee, Georgia, Texas and Ohio). On August 4, 2004, Cimmaron acquired an additional twenty industrial properties located in five states (Florida, New Jersey, Ohio, Pennsylvania and South Carolina). Belmar Realty owns 100% of the Class A Units of Cimmaron, representing 60% of the voting interests in Cimmaron and a minority shareholder (the Cimmaron Minority Shareholder) owns 100% of the Class B units, representing 40% of the voting interests in Cimmaron. The Class B equity interest is recorded as a minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belmar Realty has priority in distributions and has greater voting rights than the holder of the Class B units. From and after August 4, 2014, either Belmar Realty or the Cimmaron Minority Shareholder may cause a liquidation of Cimmaron and, if Belmar Realty makes that election, the Cimmaron Minority Shareholder has the right either to purchase the shares of Cimmaron owned by Belmar Realty or to acquire the assets of Cimmaron, in either case at a price determined through an appraisal of the assets of Cimmaron.

2   Estate Freeze

Shareholders in Belmar Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. At June 30, 2004 and December 31, 2003, the Preferred Shares were valued at $88.27 and $86.28, respectively, and the Common Shares had no value. The existence of restructured Fund Shares does not adversely affect Shareholders who do not make an election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

3   Investment Transactions

The following table summarizes the Fund's investment transactions for the six months ended June 30, 2004 and June 30, 2003:

                                              Six Months Ended  Six Months Ended
           Investment Transaction              June 30, 2004     June 30, 2003
--------------------------------------------------------------------------------
Increases in investment in Belvedere Company   $           -     $  10,000,000
Decreases in investment in Belvedere Company   $  70,073,877     $  27,974,742
Acquisition of other real property(1)          $  40,257,119     $           -
Sales of Partnership Preference Units(2)       $ 253,183,994     $  13,994,100
--------------------------------------------------------------------------------

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

     On June 30, 2004, Belmar Realty purchased an indirect investment in real property through two controlled subsidiaries, Brazos and Cimmaron as described below. At the date of the transaction, the value of Belmar Realty's interest in its real property investments in Brazos and Cimmaron was $7,793,938 and $16,412,031, respectively.

(2) Sales of Partnership Preference Units for the six months ended June 30, 2004 and 2003 include Partnership Preference Units sold to other investment funds advised by Boston Management and Research for which a gain of $28,421,981 and $638,700 was recognized, respectively.

On May 3, 2004, Belmar Realty entered into an agreement to establish and acquire a majority interest in two controlled subsidiaries, Brazos and Cimmaron. On June 30, 2004, Brazos and Cimmaron each acquired a majority interest in four separate industrial properties. The seller retained a minority interest in the properties and an affiliate thereof manages the properties. When Brazos and Cimmaron acquired the real estate investments, a portion of the real estate's purchase price was allocated to the estimated fair value of in-place leases in accordance with Statement of Financial Accounting Standards 141. At June 30, 2004, $128,797 and $647,636, respectively, of the real estate investment balance represents the estimated fair value of favorable in-place leases at acquisition. The properties are leased under fixed-term operating leases on a long-term basis. At June 30, 2004, the minimum lease payments expected to be received by Brazos and Cimmaron on leases with lease periods greater than one year are as follows:

Twelve Months Ending June 30,     Amount
-----------------------------------------
2005                         $ 3,853,140
2006                           3,268,512
2007                           2,415,316
2008                           1,925,975
2009                           1,807,375
Thereafter                     3,086,058
                             ------------
                             $16,356,376
                             ============

On August 4, 2004, the Fund made additional investments in Brazos and Cimmaron of $297,615,308 and $141,086,904, respectively. Brazos and Cimmaron concurrently acquired a majority interest in an additional nineteen and twenty industrial properties, respectively. An affiliate of the Brazos Minority Shareholder and Cimmaron Minority Shareholder manages the properties. All of the Brazos and Cimmaron properties are leased under fixed-term operating leases on a long-term basis.

In May 2004, Bel Alliance Apartments, LLC (Bel Apartments), a controlled subsidiary of Belmar Realty, agreed to sell all of its multifamily residential properties to an affiliate of the Bel Apartments minority shareholder (Affiliate). According to the agreement, Bel Apartments is expected to receive net proceeds of $23,541,068 as consideration for all of its interest in the multifamily properties and expects not to retain any contingent liabilities associated with the mortgage debt secured by the properties or other liabilities. Concurrent with this sale, Belmar Realty has agreed to buy the outstanding minority interest in Bel Apartments for a nominal amount. Although there is no assurance that the transaction will be consummated, the transaction is expected to close by the end of September 2004. The Fund had an increase in net unrealized appreciation of $5,298,371 for the quarter ended June 30, 2004 as a result of the terms of the agreement.

4   Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company), for the six months ended June 30, 2004 and June 30, 2003, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                               Six Months Ended       Six Months Ended
                                                                                 June 30, 2004         June 30, 2003
-----------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio (1)                             $ 11,762,239,521      $  9,599,217,401
The Fund's investment in Belvedere Company (2)                                $  1,962,258,647      $  1,759,668,762
Income allocated to Belvedere Company from the Portfolio                      $     83,686,364      $     66,798,353
Income allocated to the Fund from Belvedere Company                           $     14,383,554      $     12,410,245
Expenses allocated to Belvedere Company from the Portfolio                    $     25,387,360      $     20,113,419
Expenses allocated to the Fund from Belvedere Company                         $      5,877,528      $      5,008,200
Net realized gain (loss) from investment transactions and foreign currency
 transactions allocated to Belvedere Company from the Portfolio               $     72,573,659      $    (17,889,099)
Net realized gain (loss) from investment transactions and foreign currency
 transactions allocated to the Fund from Belvedere Company                    $     11,419,204      $     (4,318,937)
Net change in unrealized appreciation (depreciation) of investments and
 foreign currency allocated to Belvedere Company from the Portfolio           $    255,505,090      $    698,962,649
Net change in unrealized appreciation (depreciation) of investments and
 foreign currency allocated to the Fund from Belvedere Company                $     45,496,110      $    129,298,443
-----------------------------------------------------------------------------------------------------------------------

(1) As of June 30, 2004 and 2003, the value of Belvedere Company's interest in the Portfolio represents 64.7% and 61.7% of the Portfolio's net assets, respectively.
(2) As of June 30, 2004 and 2003, the Fund's investment in Belvedere Company represents 16.7% and 18.3% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at June 30, 2004, December 31, 2003 and June 30, 2003 and its operations for the six months ended June 30, 2004, for the year ended December 31, 2003 and for the six months ended June 30, 2003 follows:

                                                        June 30, 2004       December 31, 2003      June 30, 2003
                                                     --------------------------------------------------------------
Investments, at value                                 $ 18,156,546,589      $ 17,584,390,762     $ 15,616,951,272
Other assets                                                30,174,170            25,462,745           26,660,614
-------------------------------------------------------------------------------------------------------------------
Total assets                                          $ 18,186,720,759      $ 17,609,853,507     $ 15,643,611,886
Total liabilities                                              138,607               264,502           93,843,137
-------------------------------------------------------------------------------------------------------------------
Net assets                                            $ 18,186,582,152      $ 17,609,589,005     $ 15,549,768,749
===================================================================================================================
Dividends and interest                                $    131,109,908      $    232,925,912     $    109,393,140
-------------------------------------------------------------------------------------------------------------------
Investment adviser fee                                $     38,780,667      $     67,584,543     $     31,979,032
Other expenses                                               1,025,267             2,295,653              985,298
-------------------------------------------------------------------------------------------------------------------
Total expenses                                        $     39,805,394      $     69,880,196     $     32,964,330
-------------------------------------------------------------------------------------------------------------------
Net investment income                                 $     91,303,974      $    163,045,716     $     76,428,810
Net realized gain (loss) from investment
 transactions and foreign currency transactions            118,166,339            70,909,770          (29,306,399)
Net change in unrealized appreciation
 (depreciation) of investments and foreign currency        397,547,485         3,174,709,110        1,126,151,279
-------------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations            $    607,017,798      $  3,408,664,596     $  1,173,273,690
-------------------------------------------------------------------------------------------------------------------

5   Interest Rate Swap Agreements

Belmar Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at June 30, 2004 and December 31, 2003 are listed below.

                Notional                                   Initial
                 Amount                                    Optional         Final         Unrealized           Unrealized
  Effective      (000's      Fixed        Floating       Termination     Termination    Appreciation at     Appreciation at
    Date        omitted)      Rate          Rate             Date           Date         June 30, 2004    December 31, 2003
-----------------------------------------------------------------------------------------------------------------------------
    06/04      $279,760      4.875%     LIBOR + 0.00%         -             6/12         $    73,463*       $         -
    02/04        58,363       4.90%     LIBOR + 0.20%        8/04           6/10             486,255                  -
    10/03        58,363       4.95%     LIBOR + 0.20%        2/04           6/10                   -**          133,207
    10/03        55,831      4.875%     LIBOR + 0.20%        4/04           6/10             497,942            154,214
    10/03        43,010      4.755%     LIBOR + 0.20%        7/04           6/10             534,215            163,545
    10/03        56,978      4.695%     LIBOR + 0.20%        9/04           6/10             813,440            232,978
    10/03        64,418      4.565%     LIBOR + 0.20%        3/05           6/10           1,155,847            316,702
    10/03       110,068     3.9725%     LIBOR + 0.20%         -             6/10           3,776,870          1,090,199
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 7,338,032        $ 2,090,845
-----------------------------------------------------------------------------------------------------------------------------

* On May 3, 2004, Belmar Capital entered into a forward interest rate swap agreement with Merrill Lynch Capital Services, Inc. in anticipation of its future investment in controlled subsidiaries Brazos and Cimmaron for the purpose of hedging the interest rate of substantially all of the expected fixed-rate mortgage financing of the real property over the expected 8-year term. Such agreement was terminated in July 2004 and the fund realized a loss of $2,437,256 upon termination.
**   Agreement was terminated on the Initial Optional Termination Date.

6   Debt

Mortgages- In connection with the acquisition of real properties on June 30, 2004, Brazos assumed an existing mortgage note with a principal balance of $14,454,582. The mortgage note, which bears interest at a fixed rate of 6.29% per annum, is secured by the properties and is generally without recourse to the other assets of Belmar Capital and Belmar Realty. The value of the rental property securing the mortgage is $24,106,308. Principal and interest payments are due monthly with a balloon payment of $12,421,558 due on January 1, 2013. Principal payments due under the mortgage note for the years subsequent to June 30, 2004 are as follows:

2005        $   187,828
2006            199,989
2007            212,937
2008            226,724
2009            241,403
Thereafter   13,385,701
            -----------
            $14,454,582
            ===========

The estimated market value of the mortgage note payable is approximately $14,900,000 at June 30, 2004. The mortgage note payable cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty or without the sale of the rental properties financed by the mortgage note payable. Management generally has no current plans to prepay or otherwise dispose of the mortgage note payable or sell the related rental property prior to the maturity date. The market value of the mortgage is based on estimates using discounted cash flow analysis and currently prevailing rates. Considerable judgment is necessary in interpreting market data to develop estimates of market value. The use of different assumptions or estimation methodologies may have a material effect on the estimated market value.

Rental property held by Belmar Realty's controlled subsidiaries, Bel Apartments and Bel Stamford, is financed through mortgages issued to the controlled subsidiaries. The mortgages are secured by a rental property or properties. The mortgages are generally without recourse to Belmar Capital and Belmar Realty. The mortgage debt obligation of Bel Stamford is generally without recourse to Belmar Capital, Belmar Realty and Shareholders.

The mortgage agreements relating to the rental properties held by Bel Apartments require certain covenants be met, including a covenant that trade payables and accrued expenses incurred in the ordinary course of business in the aggregate will not exceed 1% of the outstanding principal balance of the loan. At June 30, 2004, this covenant was not met for certain mortgage agreements, of which the aggregate principal balance at June 30, 2004 totals $20,867,0238 or 5% of the total mortgages outstanding. The mortgage agreements provide for a cure period of 30 days after written notification from the lenders, with a further extension of up to 60 additional days. As of June 30, 2004 the lenders had not provided such notice. It is uncertain as to whether the lenders will seek to enforce the provisions of the mortgage agreements. Bel Apartments may choose not to commit additional equity to cure certain of these technical defaults. If the lenders pursue enforcement and a mutually acceptable arrangement with the lenders cannot be reached, the result could be a foreclosure on some or all of those investment properties that secure such mortgages. However, the Fund's current net investment in Bel Apartments would not be negatively impacted if a foreclosure on some or all of those investment properties that secure such mortgages were to occur, based on the current valuations of the affected properties and the related mortgages. The eventual outcome of this matter cannot be determined at this time. The mortgages are generally without recourse to the other assets of Bel Apartments, Belmar Capital and Belmar Realty. The technical default of certain mortgage agreements does not affect Belmar Capital's liquidity.

Credit Facility- In August 2004 additional borrowings under the Credit Facility in the amount of $118,500,000 were used to purchase additional interests in the real estate investments Brazos and Cimmaron, real estate subsidiaries of Belmar Realty. This borrowing accrues interest at a rate of one-month LIBOR plus 0.38% per annum.

On August 4, 2004, Brazos and Cimmaron acquired a majority interest in nineteen and twenty industrial properties, respectively (See Note 3). To finance the Fund's investments in the properties acquired by Brazos and Cimmaron, Belmar

Capital increased the amount available under its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) by $213,500,000 under a temporary arrangement (the Temporary Arrangement) and borrowed that amount. The borrowing under the Temporary Arrangement accrues interest at a rate of one-month LIBOR plus 0.90% and is for a term of sixty days, subject to a thirty-day extension. Any unused amount of the increase pertaining to the Temporary Arrangement is subject to a commitment fee of 0.10% per annum. The assets of Belmar Capital, excluding the assets of Bel Apartments, Bel Stamford, Brazos and Cimmaron, secure all borrowings under the credit arrangement with Merrill Lynch.

Brazos and Cimmaron expect to obtain first mortgage financing for their investments in real properties in the third and fourth quarters of 2004. The proceeds from such first mortgage financing will be used to repay Belmar
Capital, and accordingly, Belmar Capital will repay its borrowings under the Temporary Arrangement and a portion of other borrowings under the Credit Facility.

7   Segment Information

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belmar Capital invests in real estate assets through its subsidiary, Belmar Realty. Belmar Realty invests directly and indirectly in Partnership Preference Units and indirectly in real property through controlled subsidiaries Bel Apartments, Bel Stamford (for the period January 14, 2004 to June 30, 2004), Brazos and Cimmaron (See Note 1).

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

For the Three Months Ended                                 Tax-Managed             Real
June 30, 2004                                            Growth Portfolio*        Estate            Total
-----------------------------------------------------------------------------------------------------------------
Revenue                                                 $    4,601,397       $   16,762,915    $    21,364,312
Interest expense on mortgages                                        -           (7,044,944)        (7,044,944)
Interest expense on Credit Facility                           (288,999)            (597,682)          (886,681)
Operating expenses                                            (470,215)          (5,367,314)        (5,837,529)
Minority interest in net loss of controlled subsidiary               -               46,387             46,387
-----------------------------------------------------------------------------------------------------------------
Net investment income                                   $    3,842,183       $    3,799,362    $     7,641,545
Net realized gain                                            4,218,875            2,826,150          7,045,025
Net change in unrealized appreciation (depreciation)        15,961,313            5,253,405         21,214,718
-----------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
 reportable segments                                    $   24,022,371       $   11,878,917    $    35,901,288
-----------------------------------------------------------------------------------------------------------------

For the Three Months Ended                                 Tax-Managed             Real
June 30, 2003                                            Growth Portfolio*        Estate            Total
-----------------------------------------------------------------------------------------------------------------
Revenue                                                 $    3,760,662       $   20,809,126    $    24,569,788
Interest expense on mortgages                                        -           (3,612,337)        (3,612,337)
Interest expense on Credit Facility                           (216,220)          (1,853,653)        (2,069,873)
Operating expenses                                            (285,940)          (6,036,774)        (6,322,714)
Minority interest in net income of controlled
 subsidiary                                                          -              (94,806)           (94,806)
-----------------------------------------------------------------------------------------------------------------
Net investment income                                   $    3,258,502       $    9,211,556    $    12,470,058
Net realized gain (loss)                                     2,922,615           (8,378,452)        (5,455,837)
Net change in unrealized appreciation (depreciation)       202,414,631            5,930,782        208,345,413
-----------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
 reportable segments                                    $  208,595,748       $    6,763,886    $   215,359,634
-----------------------------------------------------------------------------------------------------------------


For the Six Months Ended                                   Tax-Managed             Real
June 30, 2004                                            Growth Portfolio*        Estate            Total
-----------------------------------------------------------------------------------------------------------------
Revenue                                                 $    8,506,026       $   35,344,056    $    43,850,082
Interest expense on mortgages                                        -          (13,599,563)       (13,599,563)
Interest expense on Credit Facility                           (589,744)          (1,533,334)        (2,123,078)
Operating expenses                                            (930,654)         (11,240,431)       (12,171,085)
Minority interest in net income of controlled subsidiary             -               (1,728)            (1,728)
-----------------------------------------------------------------------------------------------------------------
Net investment income                                   $    6,985,628       $    8,969,000    $    15,954,628
Net realized gain                                           11,419,204           30,252,803         41,672,007
Net change in unrealized appreciation (depreciation)        45,496,110          (31,446,758)        14,049,352
-----------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
 reportable segments                                    $    3,900,942       $    7,775,045    $    71,675,987
-----------------------------------------------------------------------------------------------------------------


For the Six Months Ended                                   Tax-Managed             Real
June 30, 2003                                            Growth Portfolio*        Estate            Total
-----------------------------------------------------------------------------------------------------------------
Revenue                                                 $    7,402,045       $   41,881,844    $    49,283,889
Interest expense on mortgages                                        -           (7,160,183)        (7,160,183)
Interest expense on Credit Facility                           (490,800)          (4,269,957)        (4,760,757)
Operating expenses                                            (556,588)         (11,551,328)       (12,107,916)
Minority interest in net income of controlled subsidiary             -             (232,351)          (232,351)
-----------------------------------------------------------------------------------------------------------------
Net investment income                                   $     6,354,657      $   18,668,025    $    25,022,682
Net realized loss                                            (4,318,937)        (17,431,469)       (21,750,406)
Net change in unrealized appreciation (depreciation)        129,298,443          27,199,023        156,497,466
-----------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
 reportable segments                                    $   131,334,163      $   28,435,579    $   159,769,742
-----------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed             Real
At June 30, 2004                                         Growth Portfolio*         Estate              Total
----------------------------------------------------------------------------------------------------------------
Segment assets                                          $ 1,962,258,647      $  657,830,895    $ 2,620,089,542
Segment liabilities                                          86,022,534         578,334,567        664,357,101
-----------------------------------------------------------------------------------------------------------------
Net assets of reportable segments                       $ 1,876,236,113      $   79,496,328    $ 1,955,732,441
-----------------------------------------------------------------------------------------------------------------

At December 31, 2003
-----------------------------------------------------------------------------------------------------------------
Segment assets                                          $ 1,966,911,184      $  623,035,741    $ 2,589,946,925
Segment liabilities                                          87,378,722         549,380,252        636,758,974
-----------------------------------------------------------------------------------------------------------------
Net assets of reportable segments                       $ 1,879,532,462      $   73,655,489    $ 1,953,187,951
-----------------------------------------------------------------------------------------------------------------

* Belmar Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                                  Three Months Ended   Three Months Ended   Six Months Ended     Six Months Ended
                                                     June 30, 2004       June 30, 2003        June 30, 2004       June 30, 2003
                                                 ----------------------------------------------------------------------------------
Revenue:
 Revenue from reportable segments                 $    21,364,312       $    24,569,788      $    43,850,082      $    49,283,889
  Unallocated amounts:
   Interest earned on cash not invested in
   the Portfolio or in subsidiaries                       191,710                33,287              382,163              56,718
                                                 ----------------------------------------------------------------------------------
Total revenue                                     $    21,556,022       $    24,603,075      $    44,232,245      $    49,340,607
                                                 ----------------------------------------------------------------------------------

Net increase (decrease) in net assets from operations:
 Net increase in net assets from operations of
  reportable segments                             $    35,901,288       $  215,359,634       $    71,675,987      $   159,769,742
   Unallocated amounts:
    Interest earned on cash not invested
     in the Portfolio or in subsidiaries                  191,710               33,287               382,163               56,718

   Unallocated amounts(1):
    Distribution and servicing fees                      (913,203)            (826,426)           (1,852,794)          (1,586,055)
    Interest expense on Credit Facility                  (391,231)             (92,324)             (825,641)            (147,240)
    Audit, tax, and legal fees                            (58,051)            (109,624)             (112,850)            (149,288)
    Other operating expenses                              (31,198)             (39,876)              (51,938)             (61,134)
                                                 ----------------------------------------------------------------------------------
Total net increase in net assets from operations  $    34,699,315       $  214,324,671       $    69,214,927      $   157,882,743
                                                 ----------------------------------------------------------------------------------

                                        June 30, 2004     December 31, 2003
                                      -----------------------------------------
Net assets:
 Net assets of reportable segments    $ 1,955,732,441      $ 1,953,187,951
 Unallocated cash(2)                        1,567,455            5,019,018
 Short-term investments(2)                 35,867,000           16,973,476
 Loan payable - Credit Facility(3)        (88,878,476)         (54,357,683)
 Other liabilities                           (198,337)            (210,905)
                                     -----------------------------------------
Total net assets                      $ 1,904,090,083      $ 1,920,611,857
                                     -----------------------------------------

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2004 COMPARED TO THE QUARTER ENDED JUNE 30, 2003

(a) RESULTS OF OPERATIONS.

Increases and decreases from operations in the Fund's net asset value per share are derived from net investment income (or loss) and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the minority interest in net income (or loss) of the controlled subsidiaries of Belmar Realty Corporation (Belmar Realty). The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Capital Fund Company LLC (Belvedere Company), rental income from the properties owned by Belmar Realty's controlled subsidiaries, partnership income allocated to the income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) owned by Belmar Realty and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends, interest and expenses allocated to Belvedere Company by Tax-Managed Growth Portfolio (the Portfolio) less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgages on properties owned by Belmar Realty's controlled subsidiaries, interest expense on the Fund's Credit Facility (described in Item 2(b) below), property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belmar Realty's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belmar Realty, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

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

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the Standard & Poor's 500 Composite Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the Portfolio. In measuring the performance of the

-----------
(1) Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for certain fund expenses. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P
     500. It is not possible to invest directly in an Index.

Fund's real estate investments held through Belmar Realty, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowing incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of borrowings under the Credit Facility used to acquire Belmar Realty's equity equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value.

The Fund's total return was 1.85% for the quarter ended June 30, 2004. This return reflects an increase in the Fund's net asset value per share from $86.67 to $88.27 during the period. For comparison, the S&P 500 had a total return of 1.72% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.54% during the period. Last year, the Fund had a total return performance of 14.08% for the quarter ended June 30, 2003. This return reflected an increase in the Fund's net asset value per share from $65.78 to $75.04 during the period. For comparison, the S&P 500 had a total return of 15.39% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.54% during that period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended June 30, 2004, the Portfolio's total return was 1.31%. This compares to a total return of 1.72% for the S&P 500. In the second quarter, U.S. equity returns were supported by strengthening employment trends, robust manufacturing activity and rising corporate profits. At the same time, uncertainty over the situation in Iraq and the prospect of rising interest rates and inflation weighed on investors and held back returns. During the quarter, growth stocks outperformed value stocks, and small-caps performed better than large-caps and mid-caps.

The Portfolio's modest underperformance during the quarter was attributable in part to a relative overweighting of certain weaker performing industry groups, specifically specialty retail and media. In addition, the Portfolio was underweight internet software and communications equipment stocks, which rallied during the period. Concerns about future trends in consumer spending caused the Portfolio to trim its relative overweighting of the discretionary and staples sectors during the quarter. The Portfolio also reduced healthcare and technology investments during the quarter, mainly in the lagging biotech and semi-conductor groups. During the quarter, the Portfolio continued to overweight airfreight and machinery holdings, which contributed positively to the Portfolio's performance. The Portfolio benefited from the strong performance of stocks in the food, staples retailing and commercial bank industries during the quarter, as well as from increased exposure to energy stocks. Material stocks were also solid performers during the quarter and, despite the Portfolio's underweight of the sector versus the S&P 500, the performance of the Portfolio's holdings in the metals and mining group was noteworthy. Valuation and regulatory concern prompted a continued de-emphasis of multi-line utilities and diversified telecom companies.

For the quarter ended June 30, 2003, the Portfolio's total return was 13.54% compared to the 15.39% total return for the S&P 500. During the quarter, the S&P 500 posted its best quarterly return in five years, with favorable fiscal and monetary policy developments, progress in Iraq and signs of an improving economy contributing to a stronger market. The Portfolio's relative underperformance was attributable primarily to its lower exposure to higher-volatility, lower-quality stocks that were the strongest performers in the sharp market rally.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belmar Realty. As of June 30, 2004, real estate investments consisted primarily of a portfolio of Partnership Preference Units issued by partnerships affiliated with publicly traded real estate investment trusts (REITs), and four subsidiary companies: Bel Alliance Apartments, LLC (Bel Apartments), Bel Stamford Investors, LLC (Bel Stamford), Brazos Property Trust (Brazos) and Cimmaron Property Trust (Cimmaron). Bel Apartments, Brazos and Cimmaron are real estate joint ventures that operate multifamily (in the case of Bel Apartments) and industrial (in the case of Brazos and Cimmaron) properties (Real Estate Joint Ventures). Bel Stamford owns a property subject to a long-term triple net lease (Net Leased Property). As of June 30, 2004, the estimated fair value of the Fund's real estate investments represented 24.1% of the Fund's total assets on a consolidated basis. Adjusting for the minority interests in Bel Apartments, Brazos and Cimmaron, the Fund's real estate investments represented 33.1% of the Fund's net assets as of June 30, 2004.

During the quarter ended June 30, 2004, Belmar Realty sold Partnership Preference Units totaling approximately $39.5 million (including sales to other investment funds advised by Boston Management), recognizing gains of approximately $6.1 million on the transactions. At June 30, 2004, the estimated fair value of Belmar Realty's Partnership Preference Units totaled $169.8 million compared to $564.5 million at June 30, 2003, a net decrease of $394.7 million or 70%. While the net decrease in value was principally due to fewer Partnership Preference Units held at June 30, 2004, the net decrease also reflects lower per unit values of the Partnership Preference Units held at June 30, 2004 due principally to their lower average coupon rates. In the current low interest rate environment, many issuers have been redeeming Partnership Preference Units as call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belmar

Realty during the quarter ended June 30, 2003 were no longer held at June 30, 2004. Boston Management expects this trend to continue through 2004.

The Fund saw unrealized depreciation of the estimated fair value in its Partnership Preference Units of approximately $10.8 million during the quarter ended June 30, 2004 compared to approximately $11.5 million of unrealized appreciation  during  the  quarter  ended  June  30,  2003.  The net  unrealized depreciation of $10.8 million in the second quarter of 2004 consisted of approximately $3.3 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units held by Belmar Realty at June 30, 2004 and approximately $7.5 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the quarter ended June 30, 2004. During the quarter ended June 30, 2004, Partnership Preference Unit values were negatively affected by the rising trend in U.S. interest rates, partly offset by tighter spreads for credit-sensitive income securities, including real estate-related securities. In a rising interest rate environment, values of Partnership Preference Units generally can be expected to decline. During the quarter ended June 30, 2003, Partnership Preference Units generally benefited from declining interest rates and tightening spreads in credit-sensitive income securities, particularly in real estate-related securities.

Distributions from Partnership Preference Units for the quarter ended June 30, 2004 totaled $3.8 million compared to $12.2 million for the quarter ended June 30, 2003, a decrease of $8.4 million or 69%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as to lower average distribution rates on Partnership Preference Units held during the quarter ended June 30, 2004.

On June 30, 2004, Belmar Realty's newly formed subsidiaries Brazos and Cimmaron acquired, as their initial investments, majority interests in certain industrial properties from ProLogis, a publicly-traded REIT, for approximately $7.8 million and $16.4 million, respectively. ProLogis retained minority interests in the properties. In May 2004, Belmar Realty entered into agreements with ProLogis to form ProLogis Six Rivers Limited Partnership (Six Rivers) (in association with subsidiaries of other investment funds advised by Boston Management) and to merge Six Rivers with Keystone Property Trust, a publicly-traded REIT (Keystone). The transactions contemplated by these agreements were consummated on August 4, 2004. As a result of the transactions, Brazos and Cimmaron acquired partnership interests in Six Rivers. In addition, ProLogis acquired minority interests in Brazos and Cimmaron. Through their interests in Six Rivers, Brazos and Cimmaron own a majority of the economic interests in certain industrial properties acquired through the merger of Six Rivers and Keystone for approximately $372.0 million and $176.4 million, respectively. As part of the transaction on June 30, 2004, Brazos assumed first mortgage debt of approximately $14.5 million secured by certain properties. It is anticipated that in the third and fourth quarter of 2004 each of Brazos and Cimmaron will obtain first mortgage financing secured by their respective properties equal to approximately 60-65% of the property value. The Fund has provided interim financing for Brazos and Cimmaron, as described below in "Liquidity and Capital Resources."

Rental income from real estate operations increased to approximately $13.0 million for the quarter ended June 30, 2004 from approximately $8.7 million for the quarter ended June 30, 2003, a net increase of $4.3 million or 49%. This net increase was due to the acquisition of Bel Stamford in January 2004. The net increase was partially offset by lower rental revenue for Bel Apartments. Bel Apartment's rental income declined to approximately $8.4 million for the quarter ended June 30, 2004 from approximately $8.7 million for the quarter ended June 30, 2003, a decrease of $0.3 million or 3%. The decline was principally due to increased rental concessions and lower occupancy levels at the properties held by Bel Apartments.

Belmar Realty does not record property operating expenses for Bel Stamford, as such expenses are assumed by the tenant under the terms of the lease agreement. Property operating expenses for Bel Apartments were approximately $4.4 million for the quarter ended June 30, 2004 compared to approximately $4.6 million for the quarter ended June 30, 2003, a net decrease of $0.2 million or 4% (property operating expenses are before certain operating expenses of Belmar Realty of approximately $1.0 million for the quarter ended June 30, 2004 and approximately $1.4 million for the quarter ended June 30, 2003). The decline in property operating expenses was due to a decline in property and maintenance expenses while property tax and insurance expenses remained unchanged. The near-term outlook for multifamily property operations continues to be weak. While the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. As a result, Boston Management expects that multifamily real estate operating results in 2004 will continue to be similar to 2003.

Because Brazos and Cimmaron held no investments in property until June 30, 2004, they had no significant impact on real estate operations during the quarter then ended. As of August 4, 2004, Brazos and Cimmaron own interests in 23 and 24 industrial properties, respectively, which each consist of industrial distribution properties located in eight states. ProLogis, currently the largest REIT specializing in industrial distribution properties, provides day-to-day operating management of these properties. The terms of the Brazos and Cimmaron joint ventures are similar to those of the Bel Apartments joint venture. Belmar Realty's investments in Brazos and Cimmaron will be valued in substantially the same manner as its investment in Bel Apartments and they are subject to similar risks, as well as risks specifically associated with industrial distribution properties (such as changing transportation and logistics patterns and tenant credit). The mortgage financing to be obtained by Brazos and Cimmaron will be secured by the properties owned by each and are expected to be without recourse to Belmar Realty, the Fund or its Shareholders. Pursuant to an agreement between Belmar Realty and ProLogis, Belmar Realty is obligated to make capital contributions to Brazos and Cimmaron if required to fund certain items, such as debt service, insurance or property taxes. In 2004, industrial properties in the United States have experienced increased demand for space after three years of occupancy and rental rate declines in most markets. However, reduced rent levels may continue over the near term as above-market leases mature and space is released at current market rates. As a result, Boston Management expects that improvements in industrial property operating performance will occur over the longer term.

At June 30, 2004, the estimated fair value of the real properties indirectly held through Belmar Realty was approximately $471.4 million compared to approximately $190.6 million at June 30, 2003, a net increase of $280.8 million or 147%. The net increase in estimated real property value was principally due to the January 2004 acquisition of Bel Stamford, the properties acquired by Brazos and Cimmaron on June 30, 2004 and the agreement to sell certain properties as described below. The Fund saw unrealized appreciation in the estimated fair value of its other real estate investments (which includes Bel Apartments, Brazos, Cimmaron and Bel Stamford) of approximately $5.1 million during the quarter ended June 30, 2004 compared to unrealized depreciation of approximately $10.9 million during the quarter ended June 30, 2003.

In May 2004, Bel Apartments agreed to sell all of its multifamily residential properties to an affiliate of the Bel Apartments' minority interest owner. Upon consummation of the transaction, Belmar Realty is expected to receive net proceeds of approximately $23.5 million as consideration for all of its interest in the multifamily residential properties and expects not to retain any contingent liabilities associated with the mortgage debt secured by the properties or other liabilities. Concurrent with this sale, Belmar Realty has agreed to buy the outstanding minority interest in Bel Apartments for a nominal amount. Although there can be no assurance that the transaction will be consummated, it is expected to close by the end of September 2004. Reflecting the anticipated sale, an increase of approximately $5.3 million of unrealized appreciation is reported on the Fund's unaudited financial statements for the quarter ended June 30, 2004 included in Item 1 above.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended June 30, 2004, net realized and unrealized gains on the Fund's interest rate swap agreements totaled approximately $7.8 million, compared to net realized and unrealized losses of approximately $4.2 million for the quarter ended June 30, 2003. Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2004 consisted of $11.0 million of unrealized appreciation due to changes in swap agreement valuations offset by $3.2 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended June 30, 2003, unrealized appreciation of $5.4 million on swap agreement valuation changes was offset by $9.6 million of swap agreement periodic payments. The positive contribution to Fund performance for the quarter ended June 30, 2004 from changes in swap agreement valuations was attributable to an increase in swap rates during the quarter. The positive contribution for the quarter ended June 30, 2003 from changes in swap valuations was due primarily to the exercise of early termination options on a number of swap agreements and the remaining swaps approaching their initial optional termination dates. The appreciation was offset in part by a slight decline in swap rates.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

PERFORMANCE OF THE FUND. The Fund's total return was 3.68% for the six months ended June 30, 2004. This return reflects an increase in the Fund's net asset value per share from $86.28 to $88.27 and a distribution of $1.15 per share during the period. For comparison, the S&P 500 had a total return of 3.44% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.23% during the period. Last year, the Fund had a total return performance of 10.00% for the six months ended June 30, 2003. This return reflected an increase in the Fund's net asset value per share from $69.87 to $75.04 and a distribution of $1.70 per share. For comparison, the S&P 500 had a total return of 11.75% over the same period. The performance of the Fund exceeded that of the Portfolio by 1.81% during that period.

PERFORMANCE OF THE PORTFOLIO. For the six months ended June 30, 2004, the Portfolio's total return was 3.45%, in line with the 3.44% total return of the S&P 500. In the period, U.S. equity returns were supported by a strengthening economy and rising corporate profits. Geopolitical concerns, higher interest rates and rising inflation were negative factors that held back returns. In the period, small-cap stocks sharply outperformed large-caps and mid-caps, and value stocks performed modestly better than growth stocks.

The  Portfolio's  performance  during  the first six  months of 2004 was  driven primarily by its diversified industry exposure and positive stock selection. Concerns about future trends in consumer spending caused the Portfolio to trim its relative overweighting of the discretionary and staples sectors during the period. The Portfolio also decreased positions in healthcare and technology stocks during the period. The underweighting of semiconductor equipment and software industries added to performance. The Portfolio maintained an overweighting of industrials stocks, and benefited from advances in airfreight, machinery and building stocks. While the consumer staples and financials sectors generally did not perform well during the period, the Portfolio's holdings in those sectors were positive contributors to performance. Another positive contributor was the Portfolio's growing exposure to the energy sector. The Portfolio's oil exploration and gas investments benefited from the current supply-demand imbalances and associated energy price increases. The strong performance of the Portfolio's holdings in the cyclical metals and mining industries during the period was also noteworthy. The Portfolio continued to underweight the utilities and telecom sectors.

For the six months ended June 30, 2003, the Portfolio's total return was 8.19% compared to an 11.75% total return for the S&P 500. Market performance during the first six months of 2003 was volatile, with war angst, a questionable economic recovery and the SARS outbreak among the concerns weighing on investors toward the beginning of the year. From mid-March through the end of the period, the U.S. markets rallied sharply, with favorable fiscal and monetary policy developments, progress in Iraq and signs of an improving economy contributing to the strength. The Portfolio's relative underperformance during the period was attributable primarily to its lower exposure to higher-volatility, lower-quality stocks that were the strongest performers in the market rally.

PERFORMANCE OF REAL ESTATE INVESTMENTS. During the six months ended June 30, 2004, Belmar Realty purchased and sold certain real estate investments. As described below, in January 2004 Belmar Realty acquired Bel Stamford. Belmar Realty's newly formed subsidiaries, Brazos and Cimmaron, each acquired certain industrial properties on June 30, 2004 and on August 4, 2004. In May 2004, Bel Apartments agreed to sell all its real estate assets to an affiliate of the minority interest holder therein. During the six months ended June 30, 2004, Belmar Realty sold (or experienced scheduled redemptions of) Partnership Preference Units totaling approximately $253.2 million (including sales to other investment funds advised by Boston Management), recognizing gains of approximately $36.5 million on the transactions.

At June 30, 2004, the estimated fair value of Belmar Realty's Partnership Preference Units totaled $169.8 million compared to $564.5 million at June 30, 2003, a net decrease of $394.7 million or 70%. While the net decrease in value was principally due to fewer Partnership Preference Units held at June 30, 2004, the net decrease also reflects lower per unit values of the Partnership Preference Units held at June 30, 2004 due principally to their lower average coupon rates. In the current low interest rate environment, many issuers have been redeeming Partnership Preference Units as call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belmar Realty during the six months ended June 30, 2003 were no longer held at June 30, 2004. Boston Management expects this trend to continue through 2004.

The Fund saw unrealized depreciation of the estimated fair value in its Partnership Preference Units of approximately $38.3 million during the six months ended June 30, 2004 compared to approximately $26.3 million of unrealized appreciation during the six months ended June 30, 2003. The net unrealized depreciation of $38.3 million in the first six months of 2004 consisted of approximately $5.5 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units held by Belmar Realty at June 30, 2004 and approximately $32.8 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the six months ended June 30, 2004. During the six months ended June 30, 2004, Partnership Preference Units values were negatively affected by the rising trend in U.S. interest rates, partly offset by tighter spreads for credit-sensitive income securities, including real estate-related securities. In a rising interest rate environment, values of Partnership Preference Units generally can be expected to decline. During the six months ended June 30, 2003, Partnership Preference Units generally benefited from declining interest rates and tightening spreads in credit-sensitive income securities, particularly in real estate-related securities.

Distributions from Partnership Preference Units for the six months ended June 30, 2004 totaled $10.2 million compared to $24.6 million for the six months ended June 30, 2003, a decrease of $14.4 million or 59%. The decrease was principally due to fewer Partnership Preference Units held on average and to lower average distribution rates on Partnership Preference Units held during the six months ended June 30, 2004, partially offset by a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units.

In January 2004, Belmar Realty acquired Bel Stamford at a cost of $16.1 million. Bel Stamford holds, subject to certain debt, a commercial office building and attached facilities in Stamford, Connecticut with 682,000 square feet of rentable space that is leased to a single investment grade-quality tenant on a triple net basis pursuant to a non-cancelable, fixed term operating lease expiring in December 2017, subject to renewal options extending thereafter. At the date of the transaction, the value of the real property was $242.8 million. The real property is financed through a mortgage loan assumed at aquistion. The mortgage loan balance assumed at the date of the transaction was $229.7 million. The estimated fair value of the property held through Bel Stamford on June 30, 2004 was $242.8 million.

Rental income from real estate operations increased to approximately $25.1 million for the six months ended June 30, 2004 from approximately $17.2 million for the six months ended June 30, 2003, a net increase of $7.9 million or 46%.
This net increase was primarily due to the acquisition of Bel Stamford in January 2004. The net increase was partially offset by lower rental revenue for Bel Apartments. Bel Apartment's rental income declined to approximately $16.6 million for the six months ended June 30, 2004 from approximately $17.2 million for the six month ended June 30, 2003, a decrease of $0.6 million or 4%. The decline was principally due to increased rental concessions and lower occupancy levels at the properties held by Bel Apartments. As noted above, Brazos and Cimmaron acquired their initial property investments on June 30, 2004, and thus had no significant impact on real estate operating results for the period.

Belmar Realty does not record property operating expenses for Bel Stamford, as such expenses are assumed by the tenant under the terms of the lease agreement. Property operating expenses for Bel Apartments were approximately $8.8 million for the six months ended June 30, 2004 compared to approximately $8.9 million for the six months ended June 30, 2003, a net decrease of $0.1 million or 1% (property operating expenses are before certain operating expenses of Belmar Realty of approximately $2.4 million for the six months ended June 30, 2004 and approximately $2.6 million for the six months ended June 30, 2003). The decline in property operating expenses was due to a decline in property and maintenance expenses while property tax and insurance expenses remained unchanged. The near-term outlook for multifamily property operations continues to be weak. While the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. As a result, Boston Management expects that multifamily real estate operating results in 2004 will continue to be similar to 2003.

At June 30, 2004, the estimated fair value of the real properties indirectly held through Belmar Realty was approximately $471.4 million compared to approximately $190.6 million at June 30, 2003, a net increase of $280.8 million or 147%. The net increase in estimated real property value is principally due to the January 2004 acquisition of Bel Stamford, the properties acquired by Brazos and Cimmaron on June 30, 2004 and the agreement to sell Bel Apartments' assets. The Fund saw unrealized appreciation in the estimated fair value of its other real estate investments (which includes Bel Apartments, Brazos, Cimmaron and Bel Stamford) of approximately $1.7 million during the six months ended June 30, 2004 compared to unrealized depreciation of approximately $12.3 million during the six months ended June 30, 2003. Net unrealized appreciation of $1.7 million for the six months ended June 30, 2004 is principally due to appreciation in the value of Bel Apartments as a result of the agreement to sell its real estate assets as discussed above.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the six months ended June 30, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $1.0 million, compared to net realized and unrealized losses of approximately $6.0 million for the six months ended June 30, 2003. Net realized and unrealized losses on swap agreements for the six months ended June 30, 2004 consisted of $5.3 million of unrealized appreciation due to changes in swap agreement valuations offset by $6.3 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the six months ended June 30, 2003, unrealized appreciation of $13.2 million on swap agreement valuation changes was offset by $19.2 million of swap agreement periodic payments. The positive contribution to Fund performance for the six months ended June 30, 2004 from changes in swap agreement valuations was attributable to an increase in swap rates during the period. The positive contribution to Fund performance for the six months ended June 30, 2003 from changes in swap valuations was primarily due to the exercise of early termination options on a number of swap agreements and the remaining swaps approaching their initial optional termination dates. Swap rates declined during the six months ended June 30, 2003, offsetting some of the appreciation from approaching early termination dates.

(b) LIQUIDITY AND CAPITAL RESOURCES.

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's equity in its real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of June 30, 2004, the Fund had outstanding borrowings of $335.0 million and unused loan commitments of $118.5 million under the Credit Facility.

In August 2004, the Fund made borrowings under its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (MLMC) in the amount of $118.5 million. At that time, the Fund also temporarily increased the amount available under its credit arrangement with MLMC by $213.5 million and borrowed that amount. The Fund used the total proceeds from these borrowings to finance the acquisitions by Brazos and Cimmaron of interests in certain industrial properties. The additional $213.5 million of borrowings is at a rate of LIBOR plus 0.90% and is for a period of up to sixty-days (subject to a 30-day extension, if needed). Brazos and Cimmaron expect to obtain first mortgage financing for its properties in the third and fourth quarters of 2004, the proceeds from which will be used to repay borrowings obtained by the Fund in August 2004 to facilitate the Brazos and Cimmaron acquisitions.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of June 30, 2004, the unrealized appreciation related to the interest rate swap agreements was approximately $7.3 million. As of June 30, 2003, the unrealized depreciation related to the interest rate swap agreements was approximately $33.8 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures and Net Leased Property. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire Belmar Realty's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one and three month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                    by Contractual Maturity and Callable Date
                      for the Twelve Months Ended June 30,*

                                                                                                                    Estimated
                                                                                                                 Fair Value as of
                                                                                                                     June 30,
                                        2005      2006-2008     2009          Thereafter           Total               2004
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
----------------------------------
Long-term debt:
----------------------------------
Fixed-rate mortgages                                                         $402,843,443        $402,843,443      $420,700,000

                                                                                                                    Estimated
                                                                                                                 Fair Value as of
                                                                                                                     June 30,
                                        2005      2006-2008     2009          Thereafter           Total               2004
------------------------------------------------------------------------------------------------------------------------------------
Average interest rate                                                                7.01%               7.01%
----------------------------------
Variable-rate Credit Facility                                                $335,000,000        $335,000,000      $335,000,000

Average interest rate                                                                1.57%               1.57%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial
instruments:
----------------------------------
Pay fixed/receive variable interest
rate swap agreements(**)                                                     $668,428,000        $668,428,000      $  7,338,032

Average pay rate(**)                                                                 4.68%               4.68%

Average receive rate(**)                                                             1.59%               1.59%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
----------------------------------
Fixed-rate Partnership Preference Units:
----------------------------------
Cabot Industrial Properties, L.P.,
8.625% Series B Cumulative Redeemable
Preferred Units, Callable 4/29/04,
Current Yield: 8.55%                   $20,147,160                                               $ 20,147,160      $ 24,206,400

Camden Operating, L.P., 7% Series B
Cumulative Redeemable Perpetual
Preferred Units, Callable 12/2/08,
Current Yield: 7.29%                                         $ 4,243,400                         $  4,243,400      $  4,804,000

Essex Portfolio, L.P., 7.875% Series B
Cumulative Redeemable Preferred Units,
Callable 12/31/09, Current Yield: 7.82%                                      $ 11,997,050        $ 11,997,050      $ 16,357,965

Essex Portfolio, L.P., 9.30% Series D
Cumulative Redeemable Preferred Units,
Callable 7/28/10, Current Yield: 9.16%(1)                                    $  6,562,950        $  6,562,950      $  7,614,180

MHC Operating Limited Partnership,
9% Series D Cumulative Redeemable
Perpetual Preference Units, Callable
9/29/04, Current Yield: 8.96%          $20,544,240                                               $ 20,544,240      $ 20,088,000

PSA Institutional Partners, L.P., 6.40%
Series NN Cumulative Redeemable Perpetual
Preferred Units, Callable 3/17/10, Current
Yield: 7.04%                                                                 $ 38,687,415        $ 38,687,415      $ 35,329,600

Price Development Company, L.P., 8.95%
Series B Cumulative Redeemable Preferred
Partnership Units, Callable 7/28/04,
Current Yield: 8.94%                   $20,085,760                                               $ 20,085,760      $ 20,032,000

Sun Communities Operating L.P., 8.875%
Series A Cumulative Redeemable Perpetual
Preferred Units, Callable 9/29/04,
Current Yield: 8.82%                   $26,227,200                                               $ 26,227,200      $ 30,180,000

                                                                                                                    Estimated
                                                                                                                 Fair Value as of
                                                                                                                     June 30,
                                        2005      2006-2008     2009          Thereafter           Total               2004
------------------------------------------------------------------------------------------------------------------------------------
Vornado Realty, L.P., 7% Series D-10
Cumulative Redeemable Preferred Units,
Callable 11/17/08, Current Yield: 7.34%(2)                   $11,241,763                         $ 11,241,763      $ 11,163,520

* The amounts listed reflect the Fund's positions as of June 30, 2004. The Fund's current positions may differ.

** The terms disclosed are those of the interest rate swap agreements that are in effect as of June 30, 2004. As discussed in Note 5 to the Fund's unaudited condensed consolidated financial statements in Item 1 above, during July 2004 certain interest rate swap agreements were terminated, resulting in a change of the average pay rate and average receive rate to 4.53% and 1.57%, respectively.

1    On July 28, 2004, the coupon rate reset to 7.875%.

2 Belmar Realty's interest in these Partnership Preference Units is held through Bel Holdings LLC.

ITEM 4. CONTROLS AND PROCEDURES.

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible (except for Shares subject to an estate freeze election as described in Item 5 of the Fund's Report on Form 10-K for the fiscal year ending December 31, 2003). During each month in the quarter ended June 30, 2004, the total number of shares redeemed and the average price paid per share were as follows:

                   Total No. of Shares    Average Price Paid
Month Ended           Redeemed(1)             Per Share
----------------------------------------------------------------
April 30, 2004        101,591.51               $86.74
----------------------------------------------------------------
May 31, 2004          199,822.67               $85.78
----------------------------------------------------------------
June 30, 2004          64,908.41               $88.24
----------------------------------------------------------------
Total                 366,322.59               $87.74
----------------------------------------------------------------

(1) All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended June 30, 2004.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)    The following is a list of all exhibits filed as part of this Form 10-Q:

4.2(a) Form of Amendment No. 1 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K:

       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on August 9, 2004.



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

                                  EXHIBIT INDEX
                                  -------------

4.2(a) Form of Amendment No. 1 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

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