Form 10-Q
period 2004-09-30
BELMAR CAPITAL FUND LLC
filed 2004-11-09
CIK 1108991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
               For the quarterly period ended September 30, 2004

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

                                   YES [X]      NO [ ]

                             BELMAR CAPITAL FUND LLC
                               Index to Form 10-Q

PART I FINANCIAL INFORMATION                                               Page

Item 1.   Condensed Consolidated Financial Statements                        3

          Condensed Consolidated Statements of Assets and Liabilities
          as of September 30, 2004 (Unaudited) and December 31, 2003         3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended September 30, 2004 and 2003 and for
          the Nine Months Ended September 30, 2004 and 2003                  4

          Condensed Consolidated Statements of Changes in Net Assets
          for the Nine Months Ended September 30, 2004 (Unaudited) and
          the Year Ended December 31, 2003                                   6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Nine Months Ended September 30, 2004 and 2003              7

          Financial Highlights (Unaudited) for the Nine Months Ended
          September 30, 2004                                                 9

          Notes to Condensed Consolidated Financial Statements as of
          September 30, 2004 (Unaudited)                                    10

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations                                         19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        27

Item 4.   Controls and Procedures                                           28

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 29

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities                                              29

Item 3.   Defaults Upon Senior Securities                                   29

Item 4.   Submission of Matters to a Vote of Security Holders               29

Item 5.   Other Information                                                 29

Item 6.   Exhibits and Reports on Form 8-K                                  29

SIGNATURES                                                                  31

EXHIBIT INDEX                                                               32

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
- ----------------------------------------------------

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                      September 30, 2004         December 31,
                                                                                         (Unaudited)                 2003
                                                                                   -----------------------  -----------------------
Assets:
  Investment in Belvedere Capital Fund Company LLC (Belvedere Company)              $    1,877,111,347      $     1,966,911,184
  Investment in Partnership Preference Units                                               170,269,728              424,780,443
  Investment in other real estate                                                          820,466,734              185,138,810
  Short-term investments                                                                     3,662,000               16,973,476
                                                                                   -----------------------  -----------------------
Total investments                                                                   $    2,871,509,809      $     2,593,803,913
  Cash                                                                                       5,193,655                6,605,096
  Escrow deposits - restricted                                                               4,083,087                3,817,390
  Open interest rate swap agreements, at value                                               1,251,222                2,090,845
  Distributions and interest receivable                                                        952,206                1,960,318
  Other assets                                                                              14,499,790                3,661,857
                                                                                   -----------------------  -----------------------
Total assets                                                                        $    2,897,489,769      $     2,611,939,419
                                                                                   -----------------------  -----------------------

Liabilities:
  Loan payable - Credit Facility                                                    $      597,000,000      $       513,000,000
  Mortgages payable                                                                        401,414,976              161,157,192
  Payable for Fund Shares redeemed                                                           1,100,000                1,361,403
  Distributions payable to minority shareholders                                                     -                   16,800
  Swap interest payable                                                                        161,435                  242,283
  Security deposits                                                                          1,242,601                  744,420
  Notes payable to minority shareholder                                                        565,972                  565,972
  Accrued expenses:
     Interest expense                                                                        2,544,011                1,423,780
     Property taxes                                                                          2,620,729                3,281,589
     Other expenses and liabilities                                                          7,394,822                1,586,790
  Minority interests in controlled subsidiaries                                             77,251,671                7,947,333
                                                                                   -----------------------  -----------------------
Total liabilities                                                                   $    1,091,296,217      $       691,327,562
                                                                                   -----------------------  -----------------------

Net assets                                                                          $    1,806,193,552      $     1,920,611,857

                                                                                   -----------------------  -----------------------
Shareholders' Capital                                                               $    1,806,193,552      $     1,920,611,857
                                                                                   -----------------------  -----------------------

Shares outstanding                                                                          21,041,844               22,261,334
                                                                                   -----------------------  -----------------------

Net asset value and redemption price per Share                                      $            85.84      $             86.28
                                                                                   -----------------------  -----------------------

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                     Three Months          Three Months         Nine Months          Nine Months
                                                        Ended                 Ended                Ended                Ended
                                                  September 30, 2004    September 30, 2003   September 30, 2004   September 30, 2003
                                                  ----------------------------------------------------------------------------------
Investment Income:
 Dividends allocated from Belvedere Company
   (net of foreign taxes of $79,280, $54,283,
    $324,083, and $239,038, respectively)         $       7,130,416    $      6,434,594    $       21,458,195   $       18,541,161
 Interest allocated from Belvedere Company                   12,098              53,274                67,873              356,952
 Expenses allocated from Belvedere Company               (2,857,329)         (2,751,074)           (8,734,857)          (7,759,274)
                                                  ------------------- ------------------- -------------------  --------------------
 Net investment income allocated from
  Belvedere Company                               $       4,285,185    $      3,736,794    $       12,791,211   $       11,138,839
 Distributions from Partnership Preference Units          2,656,063          10,698,840            12,865,212           35,334,250
 Rental income                                           18,553,658           8,473,810            43,685,281           25,718,859
 Interest                                                   118,907              53,976               504,354              112,079
                                                  ------------------- ------------------- -------------------  --------------------
Total investment income                           $      25,613,813    $     22,963,420    $       69,846,058   $       72,304,027
                                                  ------------------- ------------------- -------------------  --------------------

Expenses:
 Investment advisory and administrative fees      $       2,145,643    $      1,789,557    $        5,914,189   $        5,327,406
 Property management fees                                   438,736             338,613             1,102,334            1,012,188
 Distribution and servicing fees                            885,242             873,268             2,738,036            2,459,323
 Interest expense on mortgages                            7,325,098           3,605,783            20,924,661           10,765,966
 Interest expense on Credit Facility                      2,699,050           1,944,624             5,647,769            6,852,621
 Property and maintenance expenses                        3,329,290           2,954,163             9,153,931            8,842,473
 Property taxes and insurance                             1,884,234           1,239,332             4,226,575            3,612,851
 Miscellaneous                                              802,831             342,831             1,488,451              987,615
                                                  ------------------- ------------------- -------------------  --------------------
Total expenses                                    $      19,510,124    $     13,088,171    $       51,195,946   $       39,860,443
Deduct-
 Reduction of investment advisory
   and administrative fees                                  455,190             446,705             1,404,063            1,246,404
                                                  ------------------- ------------------- -------------------  --------------------
Net expenses                                      $      19,054,934    $     12,641,466    $       49,791,883   $       38,614,039
                                                  ------------------- ------------------- -------------------  --------------------
Net investment income before
 minority interests in net income of
 controlled subsidiaries                          $       6,558,879    $     10,321,954    $       20,054,175   $       33,689,988
Minority interests in net income
 of controlled subsidiaries                                (854,163)            (45,381)             (855,891)            (277,732)
                                                  ------------------- ------------------- -------------------  --------------------
Net investment income                             $       5,704,716    $     10,276,573    $       19,198,284   $       33,412,256
                                                  ------------------- ------------------- -------------------  --------------------

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                     Three Months          Three Months         Nine Months          Nine Months
                                                        Ended                 Ended                Ended                Ended
                                                  September 30, 2004    September 30, 2003   September 30, 2004   September 30, 2003
                                                 -----------------------------------------------------------------------------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions and foreign currency
  transactions allocated from Belvedere
  Company (identified cost basis)                 $           1,379    $      1,277,688    $      11,420,583    $       (3,041,249)
 Investment transactions in Partnership
  Preference Units (identified cost basis)                4,063,620          14,546,216           40,590,325            16,357,516
 Interest rate swap agreements (1)                       (5,426,650)         (6,972,899)         (11,700,552)          (26,215,668)
 Investment transactions in other real estate               908,060                   -              908,060                     -
                                                  ------------------- ------------------- -------------------  --------------------
Net realized gain (loss)                          $        (453,591)   $      8,851,005    $      41,218,416    $      (12,899,401)
                                                  ------------------- ------------------- -------------------  --------------------

Change in unrealized appreciation
 (depreciation) -
 Investments and foreign currency allocated
  from Belvedere Company (identified cost basis)  $     (46,048,567)   $     36,814,345    $        (552,457)   $      166,112,788
 Investment in Partnership Preference Units
  (identified cost basis)                                (4,242,068)        (12,223,737)         (42,589,557)           14,063,518
 Investment in other real estate
  (net of minority interest in unrealized loss of
  controlled subsidiaries of $(372,466),
  $(174,654), $(6,780,437) and $(1,896,900),
  respectively)                                          (1,654,928)         (2,283,368)              (1,384)          (14,583,748)
 Interest rate swap agreements                           (6,086,810)          7,776,056             (839,623)           20,988,204
                                                  ------------------- ------------------- -------------------  --------------------
Net change in unrealized appreciation
 (depreciation)                                   $     (58,032,373)   $     30,083,296    $     (43,983,021)   $      186,580,762
                                                  ------------------- ------------------- -------------------  --------------------

Net realized and unrealized gain (loss)           $     (58,485,964)   $     38,934,301    $      (2,764,605)   $      173,681,361
                                                  ------------------- ------------------- -------------------  --------------------

Net (decrease) increase in net assets
     from operations                              $     (52,781,248)   $     49,210,874    $      16,433,679    $      207,093,617
                                                  =================== =================== ===================  ====================

(1) Amounts include periodic payments made in connection with interest rate swap agreements of $2,989,394, $6,972,899, $9,263,296 and $26,215,668,
     respectively (Note 5).

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                                                        Nine Months
                                                                                           Ended                   Year Ended
                                                                                     September 30, 2004            December 31,
                                                                                        (Unaudited)                    2003
                                                                                   ------------------------   ----------------------
Increase (Decrease) in Net Assets:
 Net investment income                                                              $       19,198,284         $        43,724,019
 Net realized gain from investment transactions, foreign
  currency transactions and interest rate swap agreements                                   41,218,416                   5,911,089
 Net change in unrealized appreciation (depreciation) of
  investments, foreign currency and interest rate swap agreements                          (43,983,021)                362,154,142
                                                                                   ------------------------   ----------------------
Net increase in net assets from operations                                          $       16,433,679         $       411,789,250
                                                                                   ------------------------   ----------------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to Shareholders in
  payment of distributions declared                                                 $       10,101,552         $        18,603,373
 Net asset value of Fund Shares redeemed                                                  (115,366,848)                (90,690,145)
                                                                                   ------------------------   ----------------------
Net decrease in net assets from Fund Share transactions                             $     (105,265,296)        $       (72,086,772)
                                                                                   ------------------------   ----------------------

Distributions -
    Distributions to Shareholders                                                   $      (25,586,688)        $       (39,320,426)
                                                                                   ------------------------   ----------------------
Total distributions                                                                 $      (25,586,688)        $       (39,320,426)
                                                                                   ------------------------   ----------------------

Net (decrease) increase in net assets                                               $     (114,418,305)        $       300,382,052

Net assets:
    At beginning of period                                                          $    1,920,611,857         $     1,620,229,805
                                                                                   ------------------------   ----------------------
    At end of period                                                                $    1,806,193,552         $     1,920,611,857
                                                                                   ========================   ======================

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Nine Months            Nine Months
                                                                                              Ended                  Ended
                                                                                        September 30, 2004     September 30, 2003
                                                                                   ------------------------   ----------------------
Cash Flows From (For) Operating Activities -
Net increase in net assets from operations                                          $       16,433,679         $       207,093,617
Adjustments to reconcile net increase in net assets from operations to net cash flows (for) from operating activities -
    Net investment income allocated from Belvedere Company                                 (12,791,211)                (11,138,839)
    Increase in escrow deposits                                                               (265,697)                   (184,609)
    Decrease in receivable for securities sold                                                       -                  29,285,540
    (Increase) decrease in other assets                                                     (9,130,315)                    661,379
    Decrease in distributions and interest receivable                                        1,008,112                     311,242
    Decrease in interest payable for open swap agreements                                      (80,848)                   (551,790)
    Increase (decrease) in security deposits, accrued interest and
      accrued other expenses and liabilities                                                 5,873,730                    (594,918)
    Decrease in accrued property taxes                                                        (705,236)                   (741,160)
    Purchases of Partnership Preference Units                                              (88,924,869)                          -
    Proceeds from sales of Partnership Preference Units                                    341,436,352                  84,967,714
    Payments for investments in other real estate                                         (479,631,795)                          -
    Proceeds from sale of investment in other real estate                                  159,062,857                           -
    Cash assumed in connection with acquisition
      of other real estate investments                                                          15,051                           -
    Decrease in cash due to sale of majority interest in controlled
      subsidiary                                                                              (395,135)                          -
    Decrease (increase) in short-term investments                                           13,311,476                 (20,783,681)
    Improvements to rental property                                                         (1,004,811)                 (1,117,017)
    Net increase in investment in Belvedere Company                                                  -                 (10,866,251)
    Interest incurred on interest rate swap agreements                                      (9,263,296)                (26,215,668)
    Payment for termination of interest rate swap agreements                                (2,437,256)                          -
    Minority interests in net income of controlled subsidiaries                                855,891                     277,732
    Net realized (gain) loss from investment transactions,
      foreign currency transactions and interest rate swap agreements                      (41,218,416)                 12,899,401
    Net change in unrealized (appreciation) depreciation of investments,
      foreign currency and interest rate swap agreements                                    43,983,021                (186,580,762)
                                                                                   ------------------------   ----------------------
Net cash flows (for) from operating activities                                      $      (63,868,716)        $        76,721,930
                                                                                   ------------------------   ----------------------
Cash Flows From (For) Financing Activities -
 Net proceeds from (repayment of) Credit Facility                                   $       84,000,000         $       (55,000,000)
 Payments on mortgages                                                                      (3,871,712)                   (959,319)
 Payments for Fund Shares redeemed                                                          (2,169,077)                 (2,430,950)
 Distributions paid to Shareholders                                                        (15,485,136)                (20,717,053)
 Distributions paid to minority shareholders                                                   (16,800)                          -
 Capital contributed to controlled subsidiary                                                        -                      79,926
                                                                                   ------------------------   ----------------------
Net cash flows from (for) financing activities                                      $       62,457,275         $       (79,027,396)
                                                                                   ------------------------   ----------------------
Net decrease in cash                                                                $       (1,411,441)        $        (2,305,466)

Cash at beginning of period                                                         $        6,605,096         $         6,149,096
                                                                                   ------------------------   ----------------------
Cash at end of period                                                               $        5,193,655         $         3,843,630
                                                                                   ========================   ======================

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                       Nine Months               Nine Months
                                                                                          Ended                     Ended
                                                                                   September 30, 2004        September 30, 2003
                                                                                 -----------------------  -------------------------
Supplemental Disclosure and Non-cash Investing and
  Financing Activities -
    Interest paid on loan - Credit Facility                                       $        5,534,316       $         6,452,294
    Interest paid on mortgages                                                    $       19,749,183       $        10,469,505
    Interest paid on swap agreements                                              $        9,344,144       $        26,767,458
    Market value of securities distributed in payment of redemptions              $      113,459,174       $        63,091,872
    Market value of real property and other assets, net of current liabilities, assumed in conjunction with the acquisitions of
      other real estate                                                           $      840,381,023       $                 -
    Market value of minority interests assumed in conjunction with the
      acquisitions of other real estate                                           $      116,686,185       $                 -
    Mortgages assumed in conjunction with the acquisitions of other
      real estate                                                                 $      244,129,496       $                 -
    Market value of real property and other assets, net of current liabilities, disposed of in conjunction with the sale of other
      real estate                                                                 $      197,178,423       $                 -
    Market value of minority interests disposed of in conjunction with
      the sale of other real estate                                               $       40,158,768       $                 -

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of September 30, 2004
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Highlights (Unaudited)

For the Nine Months Ended September 30, 2004
- -------------------------------------------------------------------------------
Net asset value - Beginning of period                   $     86.280
- -------------------------------------------------------------------------------

Income (loss) from operations
- -------------------------------------------------------------------------------
Net investment income (6)                               $      0.883
Net realized and unrealized loss                              (0.173)
- -------------------------------------------------------------------------------
Total income from operations                            $      0.710
- -------------------------------------------------------------------------------

Distributions
- -------------------------------------------------------------------------------
Distributions to Shareholders                           $     (1.150)
- -------------------------------------------------------------------------------
Total distributions                                     $     (1.150)
- -------------------------------------------------------------------------------

Net asset value - End of period                         $     85.840
- -------------------------------------------------------------------------------

Total Return (1)                                                0.83%
- -------------------------------------------------------------------------------


                                              As a Percentage   As a Percentage
                                               of Average Net   of Average Gross
Ratios                                            Assets(5)       Assets(2)(5)
- -------------------------------------------------------------------------------
Expenses of Consolidated Real Property
 Subsidiaries
   Interest and other borrowing costs(7)          1.49%(9)        1.03%(9)
   Operating expenses(7)                          1.03%(9)        0.71%(9)
Belmar Capital Fund LLC Expenses
   Interest and other borrowing costs(4)(8)       0.40%(9)        0.28%(9)
   Investment advisory and administrative fees,
     servicing fees and other Fund operating
     expenses(3)(4)                               1.23%(9)        0.85%(9)
                                              ---------------------------------
Total expenses                                    4.15%(9)        2.87%(9)

Net investment income                             1.37%(9)        0.95%(9)
- -------------------------------------------------------------------------------

Supplemental Data
- -------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                   $  1,806,194
Portfolio turnover of Tax-Managed Growth
  Portfolio (the Portfolio)                                         2.41%
- -------------------------------------------------------------------------------
(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belmar Capital Fund LLC (Belmar Capital) (including Belmar Capital's interest in Belvedere Capital Fund Company LLC (Belvedere Company) and Belmar Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this
     purpose,  the  assets  of  Belmar  Realty  Corporation's   (Belmar  Realty)
     controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belmar Realty.
(3) Includes Belmar Capital's share of Belvedere Company's allocated expenses, including those expenses allocated from the Portfolio.
(4) Includes the expenses of Belmar Capital and Belmar Realty. Does not include expenses of the real estate subsidiaries majority-owned by Belmar Realty.
(5) For the purpose of calculating ratios, the income and expenses of Belmar Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belmar Realty.
(6)  Calculated using average shares outstanding.
(7) Includes Belmar Realty's proportional share of expenses incurred by its majority-owned subsidiaries.
(8) Ratios do not include interest incurred in connection with the interest rate swap agreements. Had such amounts been included, ratios would be higher.
(9)  Annualized.


       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of September 30, 2004
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.  Organization and Basis of Presentation

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

During the nine months ended September 30, 2004, Belmar Realty Corporation (Belmar Realty) made indirect investments in real property through two newly established controlled subsidiaries, Brazos Property Trust (Brazos) and Cimmaron Property Trust (Cimmaron), as described below. On September 29, 2004, Belmar sold its investment in Cimmaron. The consolidated financial statements include the accounts of Brazos and Cimmaron (for the period from June 30, 2004 until September 29, 2004) and all material intercompany accounts and transactions have been eliminated.

Subsidiaries-

Brazos- On May 3, 2004, Belmar Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Brazos. On June 30, 2004, Brazos acquired a majority interest in four industrial distribution properties located in two states (Tennessee and North Carolina). On August 4, 2004, Brazos acquired an additional nineteen industrial distribution properties located in six states (Florida, Indiana, New Jersey, Ohio, Pennsylvania and South Carolina). Belmar Realty owns 100% of the Class A Units of Brazos, representing 60% of the voting interests in Brazos and a minority shareholder (the Brazos Minority Shareholder) owns 100% of the Class B units, representing 40% of the voting interests in Brazos. The Class B equity interest is recorded as a minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belmar Realty has priority in distributions and has greater voting rights than the holder of the Class B units. From and after August 4, 2014, either Belmar Realty or the Brazos Minority Shareholder may cause a liquidation of Brazos and if Belmar Realty makes that election, the Brazos Minority Shareholder has the right either to purchase the shares of Brazos owned by Belmar Realty or to acquire the assets of Brazos, in either case at a price determined through an appraisal of the assets of Brazos.

Cimmaron- On May 3, 2004, Belmar Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Cimmaron. On June 30, 2004, Cimmaron acquired a majority interest in four industrial distribution properties located in four states (Tennessee, Georgia, Texas and Ohio). On August 4, 2004, Cimmaron acquired an additional twenty industrial distribution properties located in five states (Florida, New Jersey, Ohio, Pennsylvania and South Carolina). On September 29, 2004, Belmar Realty sold its interest in Cimmaron to another fund advised by Boston Management and Research (Boston Management). Belmar Realty owned 100% of the Class A Units of Cimmaron, representing 60% of the voting interests in Cimmaron and a minority shareholder (the Cimmaron Minority Shareholder) owned 100% of the Class B units, representing 40% of the voting interests in Cimmaron. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belmar Realty had priority in distributions and had greater voting rights than the holder of the Class B units. Belmar Realty does not own an interest in Cimmaron at September 30, 2004.

2.  Estate Freeze

Shareholders in Belmar Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. At September 30, 2004 and December 31, 2003, the Preferred Shares were valued at $85.84 and $86.28, respectively, and the Common Shares had no value. The existence of restructured Fund Shares does not adversely affect Shareholders who do not make an election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

3.  Investment Transactions

The following table summarizes the Fund's investment transactions for the nine months ended September 30, 2004 and September 30, 2003:

                                                 Nine Months Ended     Nine Months Ended
         Investment Transaction                  September 30, 2004    September 30, 2003
- -----------------------------------------------------------------------------------------
Increases in investment in Belvedere Company        $          -          $ 10,000,000
Decreases in investment in Belvedere Company        $113,459,174          $ 62,225,621
Acquisition of other real property(1)(2)            $479,631,795          $          -
Sales of other real property(2)                     $159,062,857          $          -
Purchases of Partnership Preference Units(3)        $ 88,924,869          $          -
Sales of Partnership Preference Units(4)            $341,436,352          $ 84,967,714
- -----------------------------------------------------------------------------------------

(1) In January 2004, Belmar Realty purchased an indirect investment in real property through a controlled subsidiary, Bel Stamford Investors, LLC (Bel Stamford) for $16,058,060. At the date of the transaction, the value of the real property was $242,750,000. The real property is financed through a mortgage loan assumed at acquisition. The mortgage loan balance assumed at the date of the transaction was $229,674,914 and accrues interest at a fixed rate of 6% through the stated maturity date, October 11, 2016.

(2) On June 30, 2004 and August 4, 2004, Belmar Realty purchased an indirect investment in real property through two controlled subsidiaries, Brazos and Cimmaron, for $7,791,240 and $298,565,255 and $16,407,819 and $140,809,421,
     respectively (Note 1). On September 29, 2004, Belmar sold its interest in Cimmaron to another fund advised by Boston Management for which a gain of $908,060 was recognized on the transaction.

(3) Purchases of Partnership Preference Units during the nine months ended September 30, 2004 represent Partnership Preference Units purchased from other investment funds advised by Boston Management. There were no purchases for the nine months ended September 30, 2003.

(4) Sales of Partnership Preference Units for the nine months ended September 30, 2004 and 2003 include Partnership Preference Units sold to other investment funds advised by Boston Management for which a gain of $32,432,139 and $4,268,591 was recognized, respectively.

On May 3, 2004, Belmar Realty entered into an agreement to establish and acquire a majority interest in two controlled subsidiaries, Brazos and Cimmaron. During the nine months ended September 30, 2004, Brazos and Cimmaron acquired a majority interest in twenty-three and twenty-four industrial distribution properties, respectively. The seller retained a minority interest in the properties and an affiliate of the Brazos Minority Shareholder and the Cimmaron Minority Shareholder manages the properties. On September 29, 2004 Belmar Realty sold its interest in Cimmaron to another fund advised by Boston Management. A portion of the Fund's indirect investment in Brazos represents a partial interest in certain property management contracts. Other interested parties to the property management contracts include an affiliate of the Brazos Minority Shareholder. This partial interest provides for Brazos to receive cash flows from management fees and certain other fees over the life of the contracts in amounts that exceed certain preferred payments to other interested parties. The estimated value of Brazo's interest in the management contracts is approximately $3,000,000. Such value was estimated based upon discounting expected cash flows over the terms of the agreements. The value of such interests will be reviewed at least annually and may be adjusted if there has been a significant change in economic circumstances since the most recent valuation.

When Brazos and Cimmaron acquired the real estate investments, a portion of the real estate's purchase price was allocated to the estimated fair value of in-place leases in accordance with Statement of Financial Accounting Standards
141. At September 30, 2004, $258,815 of the real estate investment balance represents the estimated fair value of net favorable in-place leases for Brazos. The properties are leased under fixed-term operating leases on a long-term basis. At September 30, 2004, the minimum lease payments expected to be received by Brazos on leases with lease periods greater than one year are as follows:

                  Twelve Months Ending September 30,       Amount
                ------------------------------------------------------
                  2005                                  $ 20,842,825
                  2006                                    14,566,845
                  2007                                    12,237,319
                  2008                                    10,791,260
                  2009                                     8,378,888
                  Thereafter                              27,539,566

In May 2004, Bel Alliance Apartments, LLC (Bel Apartments), a controlled subsidiary of Belmar Realty, agreed to sell all of its multifamily residential properties to an affiliate of the Bel Apartments Minority Shareholder. In October 2004, the sale transaction was completed and Bel Apartments received proceeds of $23,494,175 as consideration for all of its interest in the multifamily properties and did not retain any contingent liabilities associated with the mortgage debt secured by the properties or other liabilities. Concurrent with this sale, Belmar Realty acquired the outstanding minority interest in Bel Apartments for a nominal amount. The Fund had an increase in net unrealized appreciation of $5,298,371 for the nine months ended September 30, 2004 as a result of the terms of the agreement. In October 2004, the Fund recognized a loss of approximately $21,000,000 on the sale.

4.  Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2004 and September 30, 2003, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                                 Nine Months         Nine Months
                                                                                    Ended               Ended
                                                                                September 30,       September 30,
                                                                                    2004                2003
- -------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio (1)                              $11,744,785,646      $ 9,775,572,306
The Fund's investment in Belvedere Company (2)                                 $ 1,877,111,347      $ 1,767,246,710
Income allocated to Belvedere Company from the Portfolio                       $   127,279,355      $   102,346,416
Income allocated to the Fund from Belvedere Company                            $    21,526,068      $    18,898,113
Expenses allocated to Belvedere Company from the Portfolio                     $    38,377,075      $    31,352,609
Expenses allocated to the Fund from Belvedere Company                          $     8,734,857      $     7,759,274
Net realized gain (loss) from investment transactions and foreign currency
 transactions allocated to Belvedere Company from the Portfolio                $    72,613,080      $   (10,803,952)
Net realized gain (loss) from investment transactions and foreign currency
 transactions allocated to the Fund from Belvedere Company                     $    11,420,583      $    (3,041,249)
Net change in unrealized appreciation (depreciation) of investments and
 foreign currency allocated to Belvedere Company from the Portfolio            $   (18,939,820)     $   898,392,188
Net change in unrealized appreciation (depreciation) of investments and
 foreign currency allocated to the Fund from Belvedere Company                 $      (552,457)     $   166,112,788
- -------------------------------------------------------------------------------------------------------------------

(1) As of September 30, 2004 and 2003, the value of Belvedere Company's interest in the Portfolio represents 65.9% and 62.1% of the Portfolio's net assets, respectively.
(2) As of September 30, 2004 and 2003, the Fund's investment in Belvedere Company represents 16.0% and 18.1% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at September 30, 2004, December 31, 2003 and September 30, 2003 and its operations for the nine months ended September 30, 2004, for the year ended December 31, 2003 and for the nine months ended September 30, 2003 follows:

                             September 30,     December 31,      September 30,
                                 2004              2003              2003
                            ----------------------------------------------------
Investments, at value       $17,792,133,580   $17,584,390,762   $15,720,495,292
Other assets                     38,445,443        25,462,745        22,166,551
- --------------------------------------------------------------------------------
Total assets                $17,830,579,023   $17,609,853,507   $15,742,661,843
Loan payable -
 Line of Credit                  15,200,000                 -                 -
Other liabilities                   218,380           264,502           241,245
- --------------------------------------------------------------------------------
Total liabilities                15,418,380           264,502           241,245
- --------------------------------------------------------------------------------
Net assets                  $17,815,160,643   $17,609,589,005   $15,742,420,598
================================================================================
Dividends and interest      $   197,869,361   $   232,925,912   $   166,725,898
- --------------------------------------------------------------------------------
Investment adviser fee      $    57,812,972   $    67,584,543   $    49,370,631
Other expenses                    1,911,200         2,295,653         1,730,334
- --------------------------------------------------------------------------------
Total expenses              $    59,724,172   $    69,880,196   $    51,100,965
- --------------------------------------------------------------------------------
Net investment income       $   138,145,189   $   163,045,716   $   115,624,933
Net realized gain (loss) from
 investment transactions and
 foreign currency transactions  118,172,446        70,909,770       (17,942,587)
Net change in unrealized
 appreciation (depreciation)
 of investments and foreign
 currency                       (29,473,230)    3,174,709,110     1,449,036,078
- --------------------------------------------------------------------------------
Net increase in net assets
 from operations            $   226,844,405   $ 3,408,664,596   $ 1,546,718,424
- --------------------------------------------------------------------------------

5.  Interest Rate Swap Agreements

Belmar Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at September 30, 2004 and December 31, 2003 are listed below.

            Notional                            Initial
            Amount                              Optional      Final         Unrealized           Unrealized
Effective   (000's     Fixed    Floating        Termination   Termination   Appreciation at      Appreciation at
  Date      omitted)   Rate     Rate            Date          Date          September 30, 2004   December 31, 2003
- ------------------------------------------------------------------------------------------------------------------
  06/04     $279,760   4.875%   LIBOR + 0.00%      -             6/12          $        -*          $       -
  02/04       58,363   4.90%    LIBOR + 0.20%     8/04           6/10              31,315                   -
  10/03       58,363   4.95%    LIBOR + 0.20%     2/04           6/10                   -**            133,207
  10/03       55,831   4.875%   LIBOR + 0.20%     4/04           6/10              25,323              154,214
  10/03       43,010   4.755%   LIBOR + 0.20%     7/04           6/10             108,265              163,545
  10/03       56,978   4.695%   LIBOR + 0.20%     9/04           6/10             208,573              232,978
  10/03       64,418   4.565%   LIBOR + 0.20%     3/05           6/10             372,302              316,702
  10/03      110,068   3.9725%  LIBOR + 0.20%      -             6/10             505,444            1,090,199
- ------------------------------------------------------------------------------------------------------------------
                                                                               $1,251,222           $2,090,845
- ------------------------------------------------------------------------------------------------------------------

* On May 3, 2004, Belmar Capital entered into a forward interest rate swap agreement with Merrill Lynch Capital Services, Inc. in anticipation of its future investment in controlled subsidiaries Brazos and Cimmaron for the purpose of hedging Belmar Realty's proportionate share of the interest rate of substantially all of the expected fixed-rate mortgage financing of the real property over the expected 8-year term. Such agreement was terminated in July 2004 and the Fund realized a loss of $2,437,256 upon termination.

**   Agreement was terminated on the Initial Optional Termination Date.

6.  Debt

Credit Facility - In August 2004, Belmar Capital made borrowings under its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) in the amount of $118,500,000. At that time, Belmar Capital also increased the amount available with Merrill Lynch under a temporary arrangement (the Temporary Arrangement) by $213,500,000 and borrowed that amount. Belmar Capital used the proceeds from these borrowings to finance the Fund's investment in Brazos and Cimmaron (Note 3). The borrowing under the Temporary Arrangement accrues interest at a rate of one-month LIBOR plus 0.90% and is for a term of sixty days, subject to a thirty-day extension. Any unused amount of the increase pertaining to the Temporary Arrangement is subject to a commitment fee of 0.10% per annum. The assets of Belmar Capital, excluding the assets of Bel Apartments, Bel Stamford, Brazos and Cimmaron (for the period during which Belmar Capital maintained an indirect interest in Cimmaron), secure all borrowings under the credit arrangement with Merrill Lynch.

Mortgages - In connection with the acquisition of real properties on June 30, 2004, Brazos assumed an existing mortgage note with a principal balance of $14,454,582. The mortgage note, which bears interest at a fixed rate of 6.29% per annum, is secured by the properties and is generally without recourse to the other assets of Belmar Capital and Belmar Realty. The value of the rental property securing the mortgage is $21,545,602. Principal and interest payments are due monthly with a balloon payment of $12,421,558 due on January 1, 2013. Principal payments due under the mortgage note for the years subsequent to September 30, 2004 are as follows:

        2005        $   189,802
        2006            202,091
        2007            215,175
        2008            229,107
        2009            243,941
        Thereafter   13,328,847
                    ------------
                    $ 14,408,963
                    ============

The estimated market value of the mortgage note payable is approximately $15,400,000 at September 30, 2004. The mortgage note payable cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty or without the sale of the rental properties financed by the mortgage note payable. Management generally has no current plans to prepay or otherwise dispose of the mortgage note payable or sell the related rental property prior to the maturity date. The market value of the mortgage is based on estimates using discounted cash flow analysis and currently prevailing rates. Considerable judgment is necessary in interpreting market data to develop estimates of market value. The use of different assumptions or estimation methodologies may have a material effect on the estimated market value.

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

The mortgage agreements relating to the rental properties held by Bel Apartments require certain covenants be met, including a covenant that trade payables and accrued expenses incurred in the ordinary course of business in the aggregate will not exceed 1% of the outstanding principal balance of the loan. At September 30, 2004, this covenant was not met for certain mortgage agreements, of which the aggregate principal balance at September 30, 2004 totals $20,826,857, or 5% of the total mortgages outstanding. The mortgage agreements provide for a cure period of 30 days after written notification from the lenders, with a further extension of up to 60 additional days. As of September 30, 2004 the lenders had not provided such notice. Upon the sale of Bel Apartment's interest in the Bel Apartments Properties in October 2004, Bel
Apartments did not retain any contingent liabilities associated with the mortgage debt secured by the properties.

On October 21, 2004, Brazos obtained first mortgage financing for its investment in real properties in the amount of $215,000,000. The mortgage note, which bears interest at a fixed rate of 5.40% per annum, is secured by all of the Brazos properties and is without recourse to Belmar Realty, Belmar Capital and its Shareholders. Pursuant to an agreement between Belmar Realty and the Brazos Minority Shareholder, Belmar Realty may (but is not obligated to) make loans to Brazos to fund certain items, such as debt service, insurance or property taxes. Interest payments are due monthly starting November 1, 2004, with the unpaid principal due on November 1, 2012. The proceeds from this financing were subsequently distributed to Belmar Realty and the Brazos Minority Shareholder in accordance with their equity interests. The proceeds from this transaction along with other funds available were used to repay Belmar Capital's borrowings under the Temporary Arrangement as well as a portion of other borrowings under the Credit Facility. Pursuant to its terms, the Temporary Arrangement expired on October 29, 2004. As of November 9, 2004, outstanding borrowings under the credit arrangement with DrKW and Merrill Lynch totaled $335,000,000 and $84,000,000, respectively.

Notes Payable - The Bel Apartments minority shareholder loaned $600,000 and $100,000 to Bel Apartments in November and December 2001, respectively. Interest on the notes is payable at a rate of 10% per annum. The remaining principal balance of the notes plus accrued interest thereon was due in August 2004 and December 2004. At September 30, 2004, the aggregate principal amount outstanding under the notes was $565,972. At September 30, 2004, total interest payable to the Bel Apartments minority shareholder was $144,480.

Belmar Realty loaned $900,000 and $150,000 to Bel Apartments in August and December 2001, respectively. Interest on the notes is payable at a rate of 10% per annum. The remaining principal balance of the notes plus accrued interest thereon was due in August 2004 and December 2004. At September 30, 2004, the aggregate principal amount outstanding under the notes was $866,708. At September 30, 2004, total interest payable to Belmar Realty was $221,251. All balances and transactions related to the notes made by Belmar Realty have been eliminated through consolidation of the financial statements.

In October 2004, the liability of Bel Apartments for such notes payable was relieved upon the sale of Bel Apartments interest in the multifamily properties (Note 3).

7.  Segment Information

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belmar Capital invests in real estate assets through its subsidiary, Belmar Realty. Belmar Realty invests directly and indirectly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Apartments, Bel Stamford (for the period January 14, 2004 to September 30, 2004), Brazos (for the period June 30, 2004 to September 30, 2004) and Cimmaron (for the period June 30, 2004 to September 29,
2004).

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

                                                            Tax-Managed
For the Three Months Ended                                    Growth              Real
September 30, 2004                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $  4,285,185       $ 21,211,013        $ 25,496,198
Interest expense on mortgages                                         -         (7,325,098)         (7,325,098)
Interest expense on Credit Facility                            (483,332)        (1,572,939)         (2,056,271)
Operating expenses                                             (377,078)        (7,692,094)         (8,069,172)
Minority interest in net income of controlled
 subsidiaries                                                         -           (854,163)           (854,163)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $  3,424,775       $  3,766,719        $  7,191,494
Net realized gain (loss)                                          1,379           (454,970)           (453,591)
Net change in unrealized appreciation (depreciation)        (46,048,567)       (11,983,806)        (58,032,373)
- ----------------------------------------------------------------------------------------------------------------
Net decrease in net assets from operations of
 reportable segments                                       $(42,622,413)      $ (8,672,057)       $(51,294,470)
- ----------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
For the Three Months Ended                                    Growth              Real
September 30, 2003                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $  3,736,794       $ 19,173,640        $ 22,910,434
Interest expense on mortgages                                         -         (3,605,783)         (3,605,783)
Interest expense on Credit Facility                            (331,515)        (1,554,771)         (1,886,286)
Operating expenses                                             (320,336)        (5,820,059)         (6,140,395)
Minority interest in net income of controlled
 subsidiary                                                           -            (45,381)            (45,381)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $  3,084,943       $  8,147,646        $ 11,232,589
Net realized gain                                             1,277,688          7,573,317           8,851,005
Net change in unrealized appreciation (depreciation)         36,814,345         (6,731,049)         30,083,296
- ----------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
 reportable segments                                       $ 41,176,976       $  8,989,914        $ 50,166,890
- ----------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
For the Nine Months Ended                                     Growth              Real
September 30, 2004                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $ 12,791,211       $ 56,555,069        $ 69,346,280
Interest expense on mortgages                                         -        (20,924,661)        (20,924,661)
Interest expense on Credit Facility                          (1,073,076)        (3,106,273)         (4,179,349)
Operating expenses                                           (1,307,732)       (18,932,525)        (20,240,257)
Minority interest in net income of controlled
 subsidiaries                                                         -           (855,891)           (855,891)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $ 10,410,403       $ 12,735,719        $ 23,146,122
Net realized gain                                            11,420,583         29,797,833          41,218,416
Net change in unrealized appreciation (depreciation)           (552,457)       (43,430,564)        (43,983,021)
- ----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in net assets from operations
 of reportable segments                                    $ 21,278,529       $   (897,012)       $ 20,381,517
- ----------------------------------------------------------------------------------------------------------------

                                                            Tax-Managed
For the Nine Months Ended                                     Growth              Real
September 30, 2003                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $ 11,138,839       $ 61,055,484        $ 72,194,323
Interest expense on mortgages                                         -        (10,765,966)        (10,765,966)
Interest expense on Credit Facility                            (822,315)        (5,824,728)         (6,647,043)
Operating expenses                                             (876,924)       (17,371,387)        (18,248,311)
Minority interest in net income of controlled subsidiary              -           (277,732)           (277,732)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $  9,439,600       $ 26,815,671        $ 36,255,271
Net realized loss                                            (3,041,249)        (9,858,152)        (12,899,401)
Net change in unrealized appreciation (depreciation)        166,112,788         20,467,974         186,580,762
- ----------------------------------------------------------------------------------------------------------------
Net increase in net assets from operations of
 reportable segments                                       $172,511,139       $ 37,425,493        $209,936,632
- ----------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
                                                              Growth              Real
At September 30, 2004                                        Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Segment assets                                             $1,877,111,347     $1,015,502,123      $2,892,613,470
Segment liabilities                                            87,132,145        934,023,787       1,021,155,932
- ----------------------------------------------------------------------------------------------------------------
Net assets of reportable segments                          $1,789,979,202     $   81,478,336      $1,871,457,538
- ----------------------------------------------------------------------------------------------------------------

At December 31, 2003
- ----------------------------------------------------------------------------------------------------------------
Segment assets                                             $1,966,911,184     $  623,035,741      $2,589,946,925
Segment liabilities                                            87,378,722        549,380,252         636,758,974
- ----------------------------------------------------------------------------------------------------------------
Net assets of reportable segments                          $1,879,532,462     $   73,655,489      $1,953,187,951
- ----------------------------------------------------------------------------------------------------------------

* Belmar Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                               Three Months         Three Months         Nine Months          Nine Months
                                                  Ended                Ended                Ended                Ended
                                               September 30,        September 30,        September 30,        September 30,
                                                  2004                 2003                 2004                 2003
                                            ----------------------------------------------------------------------------------
Revenue:
 Revenue from reportable segments              $ 25,496,198         $ 22,910,434         $ 69,346,280         $ 72,194,323
 Unallocated amounts:
   Interest earned on cash not invested in
    the Portfolio or in subsidiaries                117,615               52,986              499,778              109,704
                                            ----------------------------------------------------------------------------------
Total revenue                                  $ 25,613,813         $ 22,963,420         $ 69,846,058         $ 72,304,027
                                            ----------------------------------------------------------------------------------

Net increase (decrease) in net assets from
 operations:
 Net (decrease) increase in net assets from
  operations of reportable segments            $(51,294,470)        $ 50,166,890         $ 20,381,517         $209,936,632
 Unallocated investment income:
  Interest earned on cash not invested
   in the Portfolio or in subsidiaries              117,615               52,986              499,778              109,704
 Unallocated expenses(1):
  Distribution and servicing fees                  (885,242)            (873,268)          (2,738,036)          (2,459,323)
  Interest expense on Credit Facility              (642,779)             (58,338)          (1,468,420)            (205,578)
  Audit, tax, and legal fees                        (55,401)             (56,401)            (168,251)            (205,689)
  Other operating expenses                          (20,971)             (20,995)             (72,909)             (82,129)
                                            ----------------------------------------------------------------------------------
Total net (decrease) increase in net assets
 from operations                               $(52,781,248)        $ 49,210,874         $ 16,433,679         $207,093,617
                                            ----------------------------------------------------------------------------------

                                        September 30, 2004     December 31, 2003
                                        ------------------     -----------------
Net assets:
 Net assets of reportable segments        $1,871,457,538        $1,953,187,951
 Unallocated amounts:
  Cash(2)                                      1,214,299             5,019,018
  Short-term investments(2)                    3,662,000            16,973,476
  Loan payable - Credit Facility(3)          (69,890,509)          (54,357,683)
  Other liabilities                             (249,776)             (210,905)
                                        ------------------     -----------------
Total net assets                          $1,806,193,552        $1,920,611,857
                                        ------------------     -----------------

(1) Unallocated expenses represent costs incurred that pertain to the overall operation of Belmar Capital, and do not pertain to either operating segment.
(2) Unallocated cash and short-term investments represent cash and cash equivalents not currently invested in the Portfolio or real estate assets.
(3) Unallocated amount of loan payable - Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2003

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

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return
- --------------------------
(1) Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for certain fund expenses. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P
     500. It is not possible to invest directly in an Index.

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

The Fund's total return was -2.75% for the quarter ended September 30, 2004. This return reflects a decrease in the Fund's net asset value per share from $88.27 to $85.84 during the period. The total return of the S&P 500 was -1.87% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.71% during the period. Last year, the Fund had a total return performance of 2.81% for the quarter ended September 30, 2003. This return reflected an increase in the Fund's net asset value per share from $75.04 to $77.15 during the period. The S&P 500 had a total return of 2.65% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.46% during that period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended September 30, 2004, the Portfolio's total return was -2.04%, slightly lower than the S&P 500 Index, which posted a -1.87% return during the quarter. The third quarter of 2004 was disappointing for equity returns, as pre-election jitters and moderating earnings growth expectations in the face of rising oil prices and higher short-term interest rates weighed on the markets.

During the third quarter of 2004, value stocks generally outperformed growth stocks. The Portfolio's modest underperformance during this period was attributable in part to a relative underweight of the market's strongest performing industries, specifically electric utilities, diversified telecom and metals. Investor anxiety over higher short-term interest rates and the unrelenting surge in oil prices pressured economically sensitive sectors, particularly consumer discretionary and information technology stocks. The Portfolio benefited from a decreased exposure to media, specialty retail and semiconductor industries during the quarter ended September 30, 2004. The Portfolio's ongoing emphasis of the energy sector was also beneficial, as energy stocks advanced on record high oil prices. Within the financials sector, recognizing increased interest rate risk, the Portfolio redeployed assets in less interest-sensitive industries. The Portfolio's de-emphasis of pharmaceuticals was also helpful, given political and company specific headwinds faced by health care stocks in the third quarter of 2004.

For the quarter ended September 30, 2003, the Portfolio's total return was 2.35% compared to the 2.65% total return achieved by the S&P 500. Favorable fiscal and monetary policies, resilient consumer spending and positive earnings momentum contributed to the market's strength during the third quarter of 2003. The
Portfolio's stock selection and underweighting of the telecommunication and health care sectors were beneficial during the quarter ended September 30, 2003, but not sufficient to offset the impact of the Portfolio's underweighting during that quarter of the information technnology sector (the best performing sector during the quarter).

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belmar Realty. As of September 30, 2004, real estate investments included two real estate joint ventures (Real Estate Joint Ventures), an office property subject to a long-term triple net lease (Net Leased Property) and a portfolio of Partnership Preference Units issued by partnerships affiliated with publicly traded real estate investment trusts (REITs). The Real Estate Joint Ventures operate multifamily or industrial distribution properties. As of September 30, 2004, the estimated fair value of the Fund's real estate investments represented 34.2% of the Fund's total assets on a consolidated basis. After adjusting for minority interests in the Real Estate Joint Ventures, the Fund's real estate investments represented 50.5% of the Fund's net assets as of September 30, 2004.

On August 4, 2004, a Real Estate Joint Venture, Brazos Property Trust (Brazos), through its interest in ProLogis Six Rivers Limited Partnership (Six Rivers), participated in the merger of Six Rivers with Keystone Property Trust (Keystone), a publicly-held REIT. As part of the Keystone transaction, Brazos increased its ownership interest in the properties acquired during the quarter ended June 30, 2004 to 100% and acquired a partnership interest in Six Rivers. Through its interest in Six Rivers, Brazos acquired 100% of the economic interest in certain industrial distribution properties for approximately $373.2 million. Belmar Realty owns a majority interest in Brazos, ProLogis owns a minority interest in Brazos and ProLogis or an affiliate thereof manages the properties. Brazos obtained first mortgage financing on October 21, 2004, which is secured by the properties it owns and is without recourse to Belmar Realty, the Fund or its Shareholders. Pursuant to an agreement between Belmar Realty and ProLogis, Belmar Realty may (but is not obligated to) make loans to Brazos to fund certain items, such as debt service, insurance or property taxes.

On September 29, 2004, Belmar Realty sold its interest in a Real Estate Joint Venture, Cimmaron Property Trust (Cimmaron), for approximately $159.1 million to another fund advised by Boston Management. Belmar Realty recognized a gain of approximately $0.9 million on the sale. Belmar Realty acquired its interest in Cimmaron in May 2004 and Cimmaron acquired industrial distribution properties on June 30, 2004 and August 4, 2004.

In May 2004, Bel Alliance Apartments LLC (Bel Apartments) agreed to sell all of its multifamily properties to an affiliate of the minority interest holder in Bel Apartments. On October 29, 2004, Bel Apartments received net proceeds of approximately $23.5 million as consideration for all of its interest in the multifamily properties and did not retain any contingent liabilities associated with the mortgage debt secured by the properties or other liabilities. Belmar Realty recognized a loss of approximately $21.0 million on the sale. Concurrent with this sale, Belmar Realty acquired the outstanding minority interest in Bel Apartments for a nominal amount.

During the quarter ended September 30, 2004, rental income from real estate operations was approximately $18.6 million compared to approximately $8.5 million for the quarter ended September 30, 2003, an increase of $10.1 million or 119%. This increase was due to income from the industrial distribution properties acquired on June 30 and August 4, 2004 and income from the Net Leased Property offset in part by a modest decline in income from multifamily properties. Multifamily income decreased primarily due to lower rental revenues as the result of reduced apartment rental rates, increased rent concessions and lower occupancy levels during the quarter. For the quarter ended September 30, 2003, rental income decreased primarily due to increased rent concessions or reduced apartment rental rates and lower occupancy levels at multifamily properties during the quarter.

During the quarter ended September 30, 2004, property operating expenses were approximately $5.7 million compared to approximately $4.5 million for the quarter ended September 30, 2003, an increase of 27% (property operating expenses are before certain operating expenses of Belmar Realty of approximately $2.0 million for the quarter ended September 30, 2004 and $1.3 million for the quarter ended September 30, 2003). The net increase in property operating expenses was primarily due to the expenses of the industrial distribution properties acquired on June 30 and August 4, 2004. During the quarter ended September 30, 2003, property operating expenses increased principally due to a 1% decrease in property and maintenance expenses offset by a 17% increase in property taxes and insurance expense during the quarter.

The near term outlook for multifamily property operations continues to be weak. While the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. Boston Management expects that multifamily real estate operating results for the remainder of 2004 will continue to be similar to 2003. In 2004, many industrial markets in the United States began to experience increased demand for space after several years of occupancy and rental rate declines. For many industrial distribution properties, reduced rent levels are likely to continue over the near term as above-market leases mature and space is released at current market rates. Boston Management expects that improvements in multifamily and industrial distribution property operating performance will occur over the longer term.

At  September  30,  2004,  the  estimated  fair  value  of the  real  properties indirectly  held  through  Belmar  Realty  (including  the  interest in property management contracts described in Note 3 to the Fund's unaudited condensed consolidated financial statements in Item 1 above) was approximately $820.5 million compared to approximately $188.6 million at September 30, 2003, a net increase of $631.9 million or 335%. The net increase in estimated real property values at September 30, 2004 as compared to September 30, 2003 was principally due to the January 2004 acquisition of the Net Leased Property, the properties acquired by Brazos and Bel Apartments' agreement to sell certain properties (described below). The decrease in estimated property values at September 30, 2003 as compared to September 30, 2002 was due to declines in near term earnings expectations, partially offset by decreases in capitalization rates during the quarter. The capitalization rate, a term commonly used in the real estate industry, is the rate of return percentage applied to actual or projected income levels to estimate the value of a real estate investment.

During the quarter ended September 30, 2004, the Fund saw unrealized depreciation of the estimated fair value of its other real estate investments (which includes the Real Estate Joint Ventures and the Net Leased Property) of approximately $1.7 million compared to unrealized depreciation of approximately $2.3 million during the quarter ended September 30, 2003. Unrealized depreciation during the quarter ended September 30, 2004 included approximately $1.5 million of unrealized depreciation due to certain legal and transaction costs associated with Brazos' property acquisitions. Unrealized depreciation during the quarter ended September 30, 2003 was due to modest decreases in estimated property values during the quarter.

During the quarter ended September 30, 2004, Belmar Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling approximately $88.3 million (including sales to other investment funds advised by Boston Management), recognizing gains of approximately $4.1 million on the transactions. During the quarter ended September 30, 2004, Belmar Realty also acquired interests in additional Partnership Preference Units (including acquisitions from other investment funds advised by Boston Management) totaling approximately $88.9 million. At September 30, 2004, the estimated fair value of Belmar Realty's Partnership Preference Units totaled approximately $170.3 million compared to approximately $495.8 million at September 30, 2003, a net decrease of $325.5 million or 66%. While the net decrease in value was principally due to fewer Partnership Preference Units at September 30, 2004, the net decrease also reflects lower per unit values of the Partnership Preference Units held at September 30, 2004 due principally to their lower average coupon rates. In the current low interest rate environment, many issuers have been redeeming Partnership Preference Units as call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belmar Realty during the quarter ended September 30, 2003 were no longer held at September 30, 2004. Boston Management expects this trend to continue through 2004. At September 30, 2003, the estimated fair value of Partnership Preference Units had decreased principally due to fewer units held as compared to September 30, 2002. The per unit value of the remaining Partnership Preference Units also declined slightly during the quarter.

During the quarter ended September 30, 2004, the Fund saw unrealized depreciation of the estimated fair value of its Partnership Preference Units of approximately $4.2 million compared to unrealized depreciation of approximately $12.2 million during the quarter ended September 30, 2003. The net unrealized depreciation of approximately $4.2 million during the third quarter of 2004 consisted of approximately $1.2 million of unrealized depreciation resulting from modest decreases in per unit values of the Partnership Preference Units held by Belmar Realty at September 30, 2004, and approximately $3.0 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the quarter ended September 30, 2004.

Distributions from Partnership Preference Units for the quarter ended September 30, 2004 totaled approximately $2.7 million compared to approximately $10.7 million for the quarter ended September 30, 2003, a decrease of $8.0 million or 75%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as lower average distribution rates on Partnership Preference Units held during the quarter ended September 30, 2004. During the quarter ended September 30, 2003, distributions from Partnership Preference Units decreased due to fewer Partnership Preference Units held as compared to the same quarter in 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended September 30, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $11.5 million, compared to net realized and unrealized gains of approximately $0.8 million for the quarter ended September 30, 2003. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2004 consisted of $6.1 million of unrealized depreciation due to changes in swap agreement valuations, $3.0 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements) and $2.4 million of realized losses on swap terminations. For the quarter ended September 30, 2003, unrealized appreciation of $7.8 million on swap agreement valuation changes was offset by $7.0 million of swap agreement periodic payments. The negative impact on Fund performance for the quarter ended September 30, 2004 from changes in swap agreement valuations was attributable to a decline in swap rates during the period. The positive contribution for the quarter ended September 30, 2003 from changes in swap valuations was due to a number of swap agreements approaching their initial optional termination dates and an increase in swap rates during the period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

PERFORMANCE OF THE FUND. The Fund's total return was 0.83% for the nine months ended September 30, 2004. This return reflects a decrease in the Fund's net asset value per share from $86.28 to $85.84 and a distribution of $1.15 per share during the period. The S&P 500 had a total return of 1.51% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.50% during the period. Last year, the Fund had a total return performance of 13.09% for the nine months ended September 30, 2003. This return reflected an increase in the Fund's net asset value per share from $69.87 to $77.15 and a distribution of $1.70 per share. The S&P 500 had a total return of 14.71% over the same period. The performance of the Fund exceeded that of the Portfolio by 2.35% during that period.

PERFORMANCE OF THE PORTFOLIO. For the nine months ended September 30, 2004, the Portfolio's total return was 1.33%, slightly lower than the S&P 500 Index, which returned 1.51% for the period. U.S. equity markets remained range-bound during the period, restrained by investor anxiety over higher short-term interest rates, rising energy prices and moderating consumer spending. Geopolitical and economic concerns were offset by low inflation levels, continued earnings strength and attractive valuations. Investors returned to quality, dividend-paying stocks avoiding last year's high volatility, low quality investments. During the first nine months of 2004, mid-cap stocks outperformed large-caps and small-caps, and value stocks trounced growth investments.

The Portfolio's modest underperformance during this period was attributable in part to adverse stock selection within the market's lagging sectors. Investments within media, retail and health care service industries detracted from returns. The Portfolio maintained an overweight of industrials stocks and benefited from advances in airfreight, defense and machinery holdings. While the information technology and consumer staples sectors lagged the market during the first nine months of 2004, the Portfolio's allocation and investment selections within computer peripherals and food products were beneficial. The Portfolio's ongoing emphasis of the commodity-related investments in the energy and materials sectors was also positive, as stocks advanced on higher commodity prices. During the nine months ended September 30, 2004, the Portfolio continued to underweight the utilities and telecom sectors.

For the nine months ended September 30, 2003, the Portfolio's total return was 10.74% compared to the 14.71% total return achieved by the S&P 500. In March of 2003, equity markets began a sharp rally coincident with U.S. military success in Iraq and the development of stronger economic conditions domestically. The Portfolio's relative underperformance during the period was attributable primarily to its lower exposure to higher volatility, lower quality stocks that were the strongest performers in the market rally.

PERFORMANCE OF REAL ESTATE INVESTMENTS. During the nine months ended September 30, 2004, Belmar Realty purchased and sold certain real estate investments. As described below, in January 2004 Belmar Realty acquired the Net Leased Property. In May 2004, Bel Apartments agreed to sell all of its real estate assets to an affiliate of the minority interest holder in Bel Apartments. Reflecting the anticipated sale, an increase of approximately $5.3 million of unrealized appreciation is reported on the Fund's unaudited consolidated financial statements for the nine months ended September 30, 2004 included in Item 1 above. The Bel Apartments sale was consummated in October 2004.

In January 2004, Belmar Realty acquired the Net Leased Property for an equity investment of $16.1 million. The Net Leased Property is a commercial office building and attached facilities in Stamford, Connecticut with 682,000 square feet of rentable space that is leased to a single investment grade-quality tenant on a triple net basis pursuant to a non-cancelable, fixed term operating lease expiring in December 2017, subject to renewal options extending thereafter. At the date of the transaction, the value of the real property was $242.8 million. The real property is financed through a mortgage loan assumed at acquisition. The mortgage loan balance assumed at the date of the transaction was $229.7 million. The estimated fair value of the property held through the Net Leased Property on September 30, 2004 was $242.8 million.

On June 30, 2004, Brazos and Cimmaron acquired majority interests in certain industrial distribution properties from ProLogis for approximately $7.8 million and $16.4 million, respectively. ProLogis retained minority interests in the properties. In May 2004, Belmar Realty entered into agreements with ProLogis to form Six Rivers (in association with subsidiaries of other investment funds advised by Boston Management) and to merge Six Rivers with Keystone. The transactions contemplated by these agreements were consummated on August 4, 2004. As a result of the transactions, Brazos and Cimmaron acquired partnership interests in Six Rivers. In addition, ProLogis acquired minority interests in Brazos and Cimmaron. Through their interests in Six Rivers, Brazos and Cimmaron each own 100% of the economic interests in certain industrial distribution properties acquired through the merger of Six Rivers and Keystone for approximately $373.2 million and $176.0 million, respectively. As part of the transaction on June 30, 2004, Brazos assumed first mortgage debt of approximately $14.5 million secured by certain properties. As described above in Results of Operations for the quarter ended September 30, 2004, Belmar Realty sold its interest in Cimmaron in September 2004. On October 21, 2004, Brazos obtained first mortgage financing secured by its properties. At the time of acquisition, the Fund provided interim financing for Brazos and Cimmaron.

During the nine months ended September 30, 2004, rental income from real estate operations was approximately $43.7 million compared to approximately $25.7 million for the nine months ended September 30, 2003, an increase of $18.0 million or 70%. This increase was due to income from the industrial distribution properties acquired on June 30 and August 4, 2004 and net leased property income offset in part by a decline in income from multifamily properties. Multifamily income decreased primarily due to lower rental revenues as the result of reduced apartment rental rates, increased rent concessions and lower occupancy levels during the period. During the nine months ended September 30, 2003, rental income decreased primarily due to weak multifamily market fundamentals in most regions with lower occupancy levels and increased rent concessions or reduced apartment rents during the period.

During the nine months ended September 30, 2004, property operating expenses were approximately $14.5 million compared to approximately $13.5 million for the nine months ended September 30, 2003, a net increase of 7% (property operating expenses are before certain operating expenses of Belmar Realty of approximately $4.4 million for the nine months ended September 30, 2004 and $3.9 million for the nine months ended September 30, 2003). The increase in property operating expenses during the nine months ended September 30, 2004 was principally due to the expenses of the industrial distribution properties acquired on June 30 and August 4, 2004. During the nine months ended September 30, 2003, property operating expenses increased due to a 4% increase in property and maintenance expenses and a 2% increase in property taxes and insurance expense. The near term outlook for multifamily property operations continues to be weak. As discussed above, while the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. Additionally, while conditions in many industrial markets began to improve in 2004, reduced rental rates are likely to continue over the near term.

At September 30, 2004, the estimated fair value of the real properties indirectly held through Belmar Realty was approximately $820.5 million compared to approximately $188.6 million at September 30, 2003, a net increase of $631.9 million or 335%. The net increase in estimated real property values at September 30, 2004 as compared to September 30, 2003 was principally due to the January 2004 acquisition of the Net Leased Property, the properties acquired by Brazos and the agreement to sell certain properties. The decrease in estimated property values at September 30, 2003 as compared to September 30, 2002 resulted from declines in near term earnings expectations and the economic downturn. Declines in estimated property values were generally modest as decreases in capitalization rates partially offset declining income level expectations.

During the nine months ended September 30, 2004 the Fund saw unrealized depreciation of approximately $4.5 million due to certain legal and transaction costs associated with Brazos' acquisitions and the acquisition of the Net Leased Property offset by unrealized appreciation of approximately $4.5 million due to the agreement to sell certain properties. Unrealized depreciation of approximately $14.6 million during the nine months ended September 30, 2003 resulted from decreases in estimated property values during the period.

During the nine months ended September 30, 2004, Belmar Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling approximately $341.4 million (including sales to other investment funds advised by Boston Management), recognizing gains of approximately $40.6 million on the transactions. During the nine months ended September 30, 2004, Belmar Realty also acquired interests in additional Partnership Preference Units from other investment funds advised by Boston Management totaling approximately $88.9 million. At September 30, 2004, the estimated fair value of Belmar Realty's Partnership Preference Units totaled approximately $170.3 million compared to approximately $495.8 million at September 30, 2003, a net decrease of $325.5 million or 66%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as lower average distribution rates on Partnership Preference Units held during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, Partnership Preference
Units values were negatively affected by the rising trend in U.S. interest rates, partly offset by tighter spreads for credit-sensitive income securities, including real estate-related securities. In a rising interest rate environment, values of outstanding Partnership Preference Units generally can be expected to decline. At September 30, 2003, the decrease in the estimated fair value of Partnership Preference Units was principally due to fewer Partnership Preference Units held at September 30, 2003, as compared to September 30, 2002, offset in part by increases in the per unit value of the remaining Partnership Preference Units held by Belmar Realty. This appreciation in per unit value resulted from declines in interest rates and tighter spreads on the real estate securities during the nine months ended September 30, 2003.

The Fund saw net unrealized depreciation of the estimated fair value in its Partnership Preference Units of approximately $42.6 million during the nine months ended September 30, 2004 compared to unrealized appreciation of approximately $14.1 million for the nine months ended September 30, 2003. The net unrealized depreciation of approximately $42.6 million in the first nine months of 2004 consisted of approximately $6.0 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units held by Belmar Realty during the period and approximately $36.6 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the nine months ended September 30, 2004. Unrealized appreciation during the nine months ended September 30, 2003 resulted from increases in per unit values of Partnership Preference Units during the period.

Distributions from Partnership Preference Units for the nine months ended September 30, 2004 totaled approximately $12.9 million compared to approximately $35.3 million for the nine months ended September 30, 2003, a decrease of $22.4 million or 64%. The decrease was principally due to fewer Partnership Preference Units held on average and to lower average distribution rates on Partnership Preference Units held during the nine months ended September 30, 2004, partially offset by a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units. During the nine months ended September 30, 2003, distributions from Partnership Preference Units decreased due to fewer Partnership Preference Units held during the same period in 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the nine months ended September 30, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $12.5 million, compared to net realized and unrealized losses of approximately $5.2 million for the nine months ended September 30, 2003. Net realized and unrealized losses on swap agreements for the nine months ended September 30, 2004 consisted of $0.8 million of unrealized depreciation due to changes in swap agreement valuations, $9.3 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements) and $2.4 million of realized losses on termination of swap agreements. For the nine months ended September 30, 2003, unrealized appreciation of $21.0 million on swap agreement valuation changes was offset by $26.2 million of swap agreement periodic payments. The negative impact on Fund performance for the nine months ended September 30, 2004 from changes in swap agreement valuations was attributable to a decline in swap rates during the period. The positive contribution to Fund performance for the nine months ended September 30, 2003 from changes in swap valuations was primarily due to the exercise of early termination options on a number of swap agreements and the remaining swap agreements approaching their initial optional termination dates. Swap rates did not change significantly during the nine months ended September 30, 2003.

(b) LIQUIDITY AND CAPITAL RESOURCES.

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2004, the Fund had outstanding borrowings of $597.0 million and unused loan commitments of $70.0 million under the Credit Facility.

In August 2004, the Fund made borrowings under its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) in the amount of $118.5 million. At that time, the Fund also temporarily increased the amount available under its credit arrangement with Merrill Lynch by $213.5 million and borrowed that amount. The additional $213.5 million of borrowings was at a rate of LIBOR plus 0.90% and was for a period of up to sixty-days (subject to a 30-day extension, if needed). The Fund used the total proceeds from these borrowings to finance the acquisitions by Brazos and Cimmaron of interests in certain industrial distribution properties. On September 29, 2004, the Fund's indirect interest in Cimmaron was sold and on October 21, 2004, Brazos obtained first mortgage financing for its properties. The proceeds from these transactions were used to reduce the Merrill Lynch borrowings. As of November 9, 2004, outstanding borrowings under the Merrill Lynch credit arrangement were $84.0 million.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2004, the unrealized appreciation related to the interest rate swap agreements was approximately $1.3 million. As of September 30, 2003, the unrealized depreciation related to the interest rate swap agreements was approximately $26.1 million.

(c) CRITICAL ACCOUNTING ESTIMATES.

The Fund's critical accounting estimates are described in Item 7(e) of its Annual Report on Form 10-K for the year ended December 31, 2003. The Fund's critical accounting estimates as they relate to Real Estate Joint Ventures have been updated to reflect the valuation of Belmar Realty's interest in Brazos (and formerly Cimmaron). The following discussion replaces the discussion of such estimates included in the Fund's Annual Report. The discussion of the Fund's critical accounting estimates included in the Annual Report is otherwise unchanged.

REAL ESTATE JOINT VENTURES. Boston Management determines the estimated fair value of the Fund's interest in each Real Estate Joint Venture based primarily on annual appraisals of the properties owned by such Real Estate Joint Venture (provided such appraisals are available) and an allocation of the equity value of the Real Estate Joint Venture between the Fund and the Operating Partner. Appraisals of Real Estate Joint Venture properties may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances that may materially impact estimated property values have occurred since the most recent appraisal.

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

Appraisals of properties owned by each Real Estate Joint Venture are conducted by independent appraisers who are licensed in their respective states and not affiliated with Eaton Vance or the Operating Partners. Each appraisal is conducted in accordance with the Uniform Standards Board and the Code of Professional Appraisal Practice of the Appraisal Institute (as well as other relevant standards). Boston Management reviews the appraisal of each property and generally relies on the assumptions and judgments made by the appraiser. Property appraisals are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the appraiser's estimated stabilized cash flows, and due to the unique characteristics of a property, which may affect its value but may not be taken into account. If the assumptions and estimates used by the appraisers to determine the value of the properties owned by the Real Estate Joint Ventures were to change, it may materially impact the estimated fair value of the Real Estate Joint Ventures. When a property owned by a Real Estate Joint Venture has not been appraised (such as when the Real Estate Joint Venture recently acquired the property), Boston Management determines the estimated fair value of the property based on the transaction value of the property, which equals the total acquisition cost of the property exclusive of certain legal and transaction costs. Once an appraisal of that property has been conducted, Boston Management will base the estimated fair value of the property on the estimated value as determined by the appraiser. Appraisals of newly acquired properties are conducted throughout the year following the acquisition. If the appraised value of the property differs significantly from the transaction value of the property, it may materially impact the estimated fair value of the Real Estate Joint Venture.

Boston Management determines the estimated fair value of the Fund's equity interest in each Real Estate Joint Venture based on an estimate of the allocation of equity interests between the Fund and the Operating Partner. This allocation is calculated by a third party specialist, provided appraisals have been conducted of all of the properties owned by the Real Estate Joint Venture. The specialist uses a financial model that considers the (i) terms of the joint venture agreement relating to allocation of distributable cash flow, (ii) the duration of the joint venture; and (iii) the projected property values and cash flows from the properties based on estimates made by the appraisers. The estimated allocation of equity interests between the Fund and the Operating Partner of each Real Estate Joint Venture is prepared quarterly and reviewed by Boston Management. When the properties owned by a Real Estate Joint Venture have not been appraised (such as when the Real Estate Joint Venture recently acquired the properties), Boston Management allocates equity interests in the Real Estate Joint Venture based on the contractual ownership interests of Belmar Realty and the Operating Partner. Once appraisals have been conducted of all of the properties owned by the Real Estate Joint Venture, the estimated fair value of the Fund's equity interest in the Real Estate Joint Venture will be determined by the third party specialist using the financial model described above. Interim valuations of Real Estate Joint Venture assets may be adjusted to reflect significant changes in economic circumstances, and the results of operations and distributions. If the estimate of the allocation of equity interests in the Real Estate Joint Ventures were to change (because, for example, the appraisers' estimate of property values or projected cash flows of the Real Estate Joint Ventures changed), it may materially impact the estimated fair value of the Real Estate Joint Ventures. As of September 30, 2004, all of the properties owned by the Real Estate Joint Ventures have been appraised, except for those owned by Brazos. The properties owned by Brazos were acquired on June 30, 2004 and August 4, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures and Net Leased Property. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility used to acquire Belmar Realty's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                    by Contractual Maturity and Callable Date
                   for the Twelve Months Ended September 30,*

                                                                                                                    Estimated Fair
                                                                                                                     Value as of
                                       2005          2006-2008          2009          Thereafter       Total      September 30, 2004
- ------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
- ---------------------------
Long-term debt:
- ---------------------------
Fixed-rate mortgages                                                                  $401,414,976     $401,414,976   $424,400,000
Average interest rate                                                                         7.01%            7.01%
- ---------------------------
Variable-rate Credit
Facility                                                                              $597,000,000     $597,000,000   $597,000,000
Average interest rate                                                                         2.24%            2.24%
- ------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
 financial instruments:
- ---------------------------
Pay fixed/receive variable
 interest rate swap agreements                                                        $388,668,000     $388,668,000   $  1,251,222
Average pay rate                                                                              4.53%            4.53%
Average receive rate                                                                          2.04%            2.04%
- ------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
- ---------------------------
Fixed-rate Partnership
 Preference Units:
- ---------------------------

                                                                                                                    Estimated Fair
                                                                                                                     Value as of
                                       2005          2006-2008          2009          Thereafter       Total      September 30, 2004
- ------------------------------------------------------------------------------------------------------------------------------------
Cabot Industrial Properties, L.P.,
8.625% Series B Cumulative
Redeemable Preferred Units,
Callable 4/29/04, Current Yield:
8.37%                               $20,147,160                                                        $20,147,160    $ 24,729,600

Camden Operating, L.P., 7% Series
B Cumulative Redeemable Perpetual
Preferred Units, Callable 12/2/08,
Current Yield: 7.16%                                                 $16,107,520                       $16,107,520    $ 15,648,000

Colonial Realty Limited
Partnership, 7.25% Series B
Cumulative Redeemable Perpetual
Preferred Units, Callable 2/24/09,
Current Yield: 7.42%                                                 $15,579,515                       $15,579,515    $ 15,137,300

Essex Portfolio, L.P., 7.875%
Series D Cumulative Redeemable
Preferred Units, Callable
7/28/10, Current Yield: 7.82%                                                         $ 15,910,902     $ 15,910,902   $ 15,867,243

Kilroy Realty, L.P., 7.45%
Series A Cumulative Redeemable
Preferred Units, Callable
9/30/09, Current Yield: 7.91%                                        $ 9,938,334                       $  9,938,334   $  9,885,876

MHC Operating Limited
Partnership, 9% Series D
Cumulative Redeemable Perpetual
Preference Units, Callable
9/29/04, Current Yield: 9.06%       $20,544,240                                                        $ 20,544,240   $ 19,864,000

PSA Institutional Partners, L.P.,
6.40% Series NN Cumulative
Redeemable Perpetual
Preferred Units, Callable
3/17/10, Current Yield:
6.82%                                                                                 $ 27,926,640     $ 27,926,640   $ 27,084,750

Sun Communities Operating L.P.,
8.875% Series A Cumulative
Redeemable Perpetual
Preferred Units, Callable
9/29/04, Current Yield: 8.85%       $26,227,200                                                        $ 26,227,200   $ 30,096,000

Vornado Realty, L.P., 7% Series
D-10 Cumulative Redeemable
Preferred Units, Callable
11/17/08, Current Yield:
7.02%(1)                                                             $12,091,558                      $ 12,091,558    $ 11,956,959

* The amounts listed reflect the Fund's positions as of September 30, 2004. The Fund's current positions may differ.

(1) Belmar Realty's interest in these Partnership Preference Units is held through Bel Holdings LLC.

ITEM 4. CONTROLS AND PROCEDURES.

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. During the quarter the Fund adopted additional internal control procedures as a result of the Brazos and Cimmaron acquisitions. There were no other changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible (except for Shares subject to an estate freeze election as described in Item 5 of the Fund's Annual Report on Form 10-K for the fiscal year ending December 31, 2003). During each month in the quarter ended September 30, 2004, the total number of shares redeemed and the average price paid per share were as follows:

                                       Total No. of Shares    Average Price Paid
Month Ended                                Redeemed(1)            Per Share
- --------------------------------------------------------------------------------
July 31, 2004                              127,557.995             $86.20
- --------------------------------------------------------------------------------
August 31, 2004                            104,618.031             $83.24
- --------------------------------------------------------------------------------
September 30, 2004                         297,136.698             $86.15
- --------------------------------------------------------------------------------
Total                                      529,312.720             $85.76
- --------------------------------------------------------------------------------
(1) All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended September 30, 2004.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

4.2(a) Amendment No. 1 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 9, 2004.




                                                 BELMAR CAPITAL FUND LLC



                                                 /s/ Michelle A. Green
                                                 ---------------------
                                                 Michelle A. Green
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

4.2(a) Amendment No. 1 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

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