Form 10-K
period 2004-12-31
BELMAR CAPITAL FUND LLC
filed 2005-03-15
CIK 1108991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2004
                          Commission File No. 000-32633
                                              ---------

                       Belmar Capital Fund LLC (the Fund)
             (Exact name of registrant as specified in its charter)
          Securities registered pursuant to Section 12(g) of the Act:

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

                                   YES  [X]     NO  [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                   YES  [X]     NO [ ]


Aggregate market value of the Shares held by non-affiliates of registrant, based on the closing net asset value on June 30, 2004 was $1,903,992,715. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the registrant's manager, its executive officers and directors and persons holding 5% or more of the registrant's Shares are affiliates.

                           Incorporation by Reference:
                          ---------------------------
None.

                The Exhibit Index is located on page _________.

                             Belmar Capital Fund LLC
                               Index to Form 10-K

Item                                                                       Page
                                     PART I
                                     ------

  1     Business...........................................................  1
           Fund Overview...................................................  1
              Structure of the Fund........................................  1
              Fund Management..............................................  1
              The Fund's Offering..........................................  2

           The Fund's Investment in Belvedere Capital Fund Company
            LLC and Tax-Managed Growth Portfolio...........................  2
              Belvedere Company............................................  2
              The Portfolio................................................  3
              The Portfolio's Investment Objective and Policies............  3
              The Portfolio's Tax-Sensitive Management Strategies..........  3

           The Fund's Real Estate Investments..............................  4
              Real Estate Joint Venture Investments........................  4
              Partnership Preference Units.................................  5
              Net Leased Property..........................................  6
              Organization of the Fund's Controlled Subsidiaries...........  6

           Fund Borrowings.................................................  6
              Interest Rate Swap Agreements................................  7

           The Eaton Vance Organization....................................  7
              Conflicts of Interest........................................  7

  2     Properties.........................................................  7

  3     Legal Proceedings..................................................  8

  4     Submission of Matters to a Vote of Security Holders................  8

                                     PART II
                                     -------

  5     Determining Net Asset Value, Market for Fund Shares, Related
         Shareholder Matters and Issuer Purchases of Equity Securities.....  9
            Market Information, Restrictions on Transfers and
             Redemption of Shares..........................................  9
               Transfers of Fund Shares....................................  9
               Redemption of Fund Shares...................................  9
               Determining Net Asset Value................................. 10
               Historic Net Asset Values................................... 11
            Record Holders of Shares of the Fund........................... 11
            Distributions.................................................. 11
               Income and Capital Gain Distributions....................... 11
               Special Distributions....................................... 12

  6     Selected Financial Data............................................ 12
           Table of Selected Financial Data................................ 12

  7     Management's Discussion and Analysis of Financial Condition
         (MD&A) and Results of Operations.................................. 13
           Results of Operations........................................... 13

        MD&A and Results of Operations for the Year Ended December 31,
         2004 Compared to the Year Ended December 31, 2003................. 14
           Performance of the Fund......................................... 14
           Performance of the Portfolio.................................... 14
           Performance of Real Estate Investments.......................... 15
           Performance of Interest Rate Swap Agreements.................... 17

        MD&A and Results of Operations for the Year Ended December 31,
         2003 Compared to the Year Ended December 31, 2002................. 17
           Performance of the Fund......................................... 17
           Performance of the Portfolio.................................... 17
           Performance of Real Estate Investments.......................... 18
           Performance of Interest Rate Swap Agreements.................... 19
        Liquidity and Capital Resources.................................... 19
           Outstanding Borrowings.......................................... 19
           Liquidity....................................................... 19
        Off-Balance Sheet Arrangements..................................... 19
        The Fund's Contractual Obligations................................. 20
        Critical Accounting Estimates...................................... 20

  7A    Quantitative and Qualitative Disclosures About Market Risk
           Quantitative Information About Market Risk...................... 23
            Interest Rate Risk............................................. 23
          Qualitative Information About Market Risk........................ 23
            Risks Associated with Equity Investing......................... 25
            Risks of Investing in Foreign Securities....................... 25
            Risks of Certain Investment Techniques......................... 25
            Risks of Real Estate Investments............................... 26
            Risks of Interest Rate Swap Agreements......................... 28
            Risks of Leverage.............................................. 28

  8     Financial Statements and Supplementary Data........................ 28

  9     Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures.............................. 29

  9A    Controls and Procedures............................................ 29

  9B    Other Information.................................................. 29

                                    PART III
                                    --------

 10     Directors and Executive Officers................................... 30
           Management...................................................... 30
           Compliance with Section 16(a) of the Securities Exchange
            Act of 1934.................................................... 31
           Code of Ethics.................................................. 31

 11     Executive Compensation............................................. 31

 12     Security Ownership of Certain Beneficial Owners and Management..... 31

           Security Ownership of Certain Beneficial Owners................. 31
           Security Ownership of Management................................ 31
           Changes in Control.............................................. 31

 13     Certain Relationships and Related Transactions..................... 31
           The Fund's Investment Advisory and Administrative Fee........... 32
           Belmar Realty's Management Fee.................................. 32
           The Portfolio's Investment Advisory Fee......................... 32
           Servicing Fees Paid by the Fund................................. 33
           Servicing Fees Paid by Belvedere Company........................ 33
           Distribution Fees Paid to EV Distributors....................... 33
           Certain Real Estate Investment Transactions..................... 33

 14     Principal Accountant Fees and Services............................. 34

                                     PART IV
                                     -------

 15     Exhibits, Financial Statements and Reports on Form 8-K............. 34

APPENDIX A  ............................................................... 35

FINANCIAL STATEMENTS....................................................... 36

SIGNATURES  ............................................................... 80

EXHIBIT INDEX.............................................................. 81

                                     PART I
                                     ------

ITEM 1. BUSINESS.
-----------------

FUND  OVERVIEW.  Belmar  Capital  Fund LLC (the  Fund) is a  private  investment company organized by Eaton Vance Management (Eaton Vance) to provide diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected public companies. The Fund's investment objective is to achieve long-term, after-tax returns for persons who have invested in the Fund (Shareholders). The Fund, a Delaware limited liability company, commenced its investment operations on March 17, 2000. Limited liability company interests of the Fund (Shares) were issued to Shareholders at five closings during 2000. At each Fund closing, the Fund accepted contributions of stock from investors in exchange for Shares of the Fund. The Fund discontinued offering Shares on November 29, 2000 and, while the Fund is not prohibited from doing so, no future offering is anticipated. As of December 31, 2004, the Fund had net assets of approximately $1.9 billion.

STRUCTURE OF THE FUND. The Fund is structured to provide tax-free diversification and tax-sensitive investment management to Shareholders. To meet the objective of tax-free diversification, the Fund must satisfy specific requirements of the Internal Revenue Code of 1986, as amended (the Code). In order for the contributions of appreciated stock to the Fund by Shareholders to be nontaxable, not more than 80% of the Fund's assets (calculated in the manner prescribed) may consist of "stocks and securities" as defined in the Code. To meet this requirement, the Fund invests at least 20% of its assets as so determined in certain real estate investments (see "The Fund's Real Estate Investments" below). The Fund invests up to 80% of its assets in a diversified portfolio of common stocks (see "The Fund's Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio" below). The Fund acquired its real estate investments with borrowed funds, as described below under "Fund Borrowings". See Appendix A for a chart detailing the investment structure of the Fund.

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

The Fund intends to distribute each year the amount of its net investment income for such year, if any. The Fund also intends to make annual capital gain distributions equal to approximately 18% of the amount of its net realized capital gains, if any, other than certain precontribution gains. The Fund's distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income (or loss) and net realized gain (or loss) as set forth in the Fund's consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under generally accepted accounting principles. The Fund's income distributions are not expected to be significant. The Fund intends to pay any distributions on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. See "Distributions" in Item 5(c).

FUND MANAGEMENT. The manager of the Fund is Eaton Vance, a Massachusetts business trust registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the Advisers Act). Eaton Vance and its subsidiary, Boston Management and Research (Boston Management), provide management and advisory services to the Fund, its real estate subsidiary and the investment portfolio in which the Fund invests. Boston Management is also registered as an investment adviser under the Advisers Act. Eaton Vance and Boston Management provide advisory, administration and/or management services to over 150 investment companies, as well as individual and institutional investors. As of October 31, 2004, Eaton Vance and its affiliates managed more than $90 billion on behalf of clients. The fees payable to the Eaton Vance organization, as well as other fees payable by the Fund, are described in Item 13. The Eaton Vance organization is subject to certain conflicts of interest in providing services to the Fund, its subsidiaries and the investment portfolio in which the Fund invests. See "The Eaton Vance Organization - Conflicts of Interest" below.

THE FUND'S OFFERING. Shares of the Fund were privately offered and sold only to "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended (the Securities Act), who were "qualified purchasers" (as defined in Section 2(a)(51)(A) of the Investment Company Act of 1940, as amended (the 1940 Act)). The offering was conducted by Eaton Vance Distributors, Inc. (EV Distributors), a wholly-owned subsidiary of Eaton Vance, as placement agent and by certain subagents appointed by EV Distributors. The Shares were offered and sold in reliance upon an exemption from registration provided by Rule 506 under the Securities Act. The Fund issued Shares to Shareholders at closings taking place on March 17, 2000, May 16, 2000, July 19, 2000, September 27, 2000 and November 29, 2000. At the five closings, an aggregate of 25,888,893 Shares were issued in exchange for Shareholder contributions totaling approximately $2.6 billion.

The Fund is registered under the Securities Exchange Act of 1934, as amended (the 1934 Act), and files periodic reports (such as reports on Form 10-Q and Form 10-K) thereunder. Copies of the reports filed by the Fund are available: at the public reference room of the Securities and Exchange Commission (SEC) in Washington, DC (call 1-202-942-8090 for information on the operation of the public reference room); on the EDGAR Database on the SEC's Internet site (http:// www.sec.gov); or, upon payment of copying fees, by writing to the SEC's public reference section, Washington, DC 20549-0102, or by electronic mail at publicinfo@sec.gov. The Fund does not have a website. The Fund intends to provide Shareholders with an annual and semiannual report containing the Fund's consolidated financial statements, audited by the Fund's independent registered public accounting firm in the case of the annual report.

THE FUND'S INVESTMENT IN BELVEDERE CAPITAL FUND COMPANY LLC AND TAX-MANAGED GROWTH PORTFOLIO. At each Fund closing, all of the securities accepted for contribution to the Fund were contributed by the Fund to Belvedere Capital Fund Company LLC (Belvedere Company), a Massachusetts limited liability company, in exchange for shares of Belvedere Company. Belvedere Company, in turn, immediately thereafter contributed the securities received from the Fund to Tax-Managed Growth Portfolio (the Portfolio) in exchange for an interest in the Portfolio. The Portfolio is a diversified, open-end management investment company registered under the 1940 Act with net assets of approximately $19.1 billion as of December 31, 2004. As of December 31, 2004, the Fund's investment in the Portfolio through Belvedere Company had a value of approximately $2.0 billion (equal to approximately 75.4% of the Fund's total assets on a consolidated basis).

BELVEDERE COMPANY. Belvedere Company was organized in 1997 by Eaton Vance to offer tax-free diversification and tax-sensitive investment management to certain qualified investors who contributed diversified portfolios of equity securities. As of December 31, 2004, the investment assets of Belvedere Company consisted exclusively of an interest in the Portfolio with a value of approximately $12.8 billion. As of such date, the Fund owned approximately 15.7% of Belvedere Company's outstanding shares. As of December 31, 2004, the other investors in Belvedere Company included seven other investment funds sponsored by the Eaton Vance organization (investment fund investors), as well as qualified individual investors who acquired shares of Belvedere Company in exchange for portfolios of acceptable securities (non-investment fund investors).

Belvedere Company considers for acceptance equity securities that (i) are listed on the New York Stock Exchange, the American Stock Exchange, the NASDAQ National Market or a major foreign exchange, (ii) have a trading price of at least $10.00 per share and (iii) are issued by issuers having an equity market capitalization of at least $500 million. Because Belvedere Company only accepts contributions of diversified baskets of securities (as described below), it is not subject to the requirement that not more than 80% of its assets consist of "stocks and securities" as defined in the Code. For investors that own a diversified basket of securities, investing in Belvedere Company (rather than in the Fund) avoids the costs and risks of investing in real estate and the associated financial leverage to which the Fund is subject. See "Risks of Investing in Real Estate" and "Risks of Leverage" in Item 7A(b).

Belvedere Company provides a vehicle through which investment fund and non-investment fund investors contributing a "diversified basket of securities" can acquire an indirect interest in the Portfolio. A "diversified basket of securities" means a group of securities that is diversified such that not more than 25% of the value of the securities are investments in the securities of any one issuer and not more than 50% of the value of the securities are investments in the securities of five or fewer issuers. The securities contributed to Belvedere Company at each Fund closing constituted a diversified basket of securities. Because the Fund is required to hold a percentage of its investments in non-Portfolio assets in order to meet certain tax requirements (see "Structure of the Fund" above and "The Fund's Real Estate Investments" below), it does not satisfy the conditions of the 1940 Act for investing directly in the Portfolio.

THE PORTFOLIO. The Portfolio was organized in 1995 by Eaton Vance as the successor to the investment operations of Eaton Vance Tax-Managed Growth Fund
1.0 (Tax-Managed Growth 1.0), a mutual fund established in 1966 by Eaton Vance and managed from inception for long-term, after-tax returns. As of December 31, 2004, investors in the Portfolio included six investors in addition to Belvedere Company and Tax-Managed Growth 1.0, each of which acquired or is acquiring on a continuous basis interests in the Portfolio with cash. All investors in the Portfolio are sponsored by or affiliated with Eaton Vance. As of December 31, 2004, Belvedere Company owned approximately 66.9% of the Portfolio.

The Fund invests in the Portfolio (on an indirect basis through Belvedere Company) because it is a well-established investment portfolio that has an investment objective and policies that are compatible to those of the Fund. Investing in the Portfolio enables the Fund to participate in a substantially larger and more diversified investment portfolio than it could achieve by managing the contributed securities directly. The audited financial statements of the Portfolio for the year ended December 31, 2004 are included as pages 36 to 79 of this Annual Report on Form 10-K. The Portfolio's audited financial statements include information about the assets and liabilities of the Portfolio, including Portfolio expenses. For a discussion of the Portfolio's performance for the year ended December 31, 2004, see "Performance of the Portfolio" in Item 7. For a description of the investment advisory fee payable by the Portfolio, see "The Portfolio's Investment Advisory Fee" in Item 13.

THE PORTFOLIO'S INVESTMENT OBJECTIVE AND POLICIES. The investment objective of the Portfolio is to achieve long-term, after-tax returns for its investors by investing in a diversified portfolio of equity securities. The Portfolio invests primarily in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Portfolio seeks to invest in a broadly diversified portfolio of stocks and to invest primarily in established companies with characteristics of above-average growth, predictability and stability that are acquired with the expectation of being held for a period of years. Under normal market conditions, the Portfolio invests primarily in common stocks. The Portfolio has acquired securities through contributions from Belvedere Company and Tax-Managed Growth 1.0, and through purchases of securities with cash invested in the Portfolio by other investors.

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

THE PORTFOLIO'S TAX-SENSITIVE MANAGEMENT STRATEGIES. In its operations, the Portfolio seeks to achieve long-term, after-tax returns in part by minimizing the taxes incurred by investors in the Portfolio in connection with the Portfolio's investment income and realized capital gains. Taxes on investment income are minimized by investing primarily in lower-yielding securities and stocks that pay dividends that qualify for favorable federal tax treatment. Taxes on realized capital gains are minimized by avoiding or minimizing the sale of securities holdings with large accumulated capital gains. The Portfolio generally seeks to avoid net realized short-term capital gains.

When the Portfolio decides to sell a particular appreciated security, the Portfolio will select for sale the share lots resulting in the most favorable tax treatment, generally those with holding periods sufficient to qualify for long-term capital gain treatment that have the highest cost basis. The Portfolio may, when deemed prudent by its investment adviser, sell securities to realize capital losses that can be used to offset realized gains. While the Portfolio generally retains the securities contributed to the Portfolio by Belvedere Company, the Portfolio has the flexibility to sell contributed securities. Securities acquired by the Portfolio with cash may be sold in accordance with the tax-management strategies described above. In lieu of selling a security, the Portfolio may hedge its exposure to that security by using the techniques described below. The Portfolio also disposes of contributed securities through its practice of settling redemptions by investors in the Portfolio that contributed securities primarily by distributing securities as described in Item 5(a) under "Redemption of Fund Shares." As described in Item 5(a), settling redemptions with securities can result in certain tax benefits to the Portfolio, Belvedere Company, the Fund and the redeeming Shareholder.

To reduce its exposure to adverse price movements in individual securities or groups of securities holdings with large accumulated gains, the Portfolio may use various investment techniques, including, but not limited to, the purchase of put options on securities held, equity collars (combining the purchase of a put option and the sale of a call option), equity swaps, short sales of individual securities held, short sales of index or basket securities whose constituents are held in whole or in part, forward sales of stocks held, and the purchase and sale of futures contracts on stocks and stock indexes and options thereon. By using these techniques rather than selling such securities, the Portfolio can, within certain limits, reduce its exposure to price declines in the securities without realizing substantial capital gains under current tax law.

The Portfolio's ability to utilize covered short sales, certain equity swaps, forward sales, futures contracts and certain equity collar strategies as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within 30 days after the end of the Portfolio's taxable year in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next 60 days after such hedging transaction is closed. In addition, dividends received on stock for which the Portfolio is obligated to make related payments (pursuant to a short sale or otherwise) with respect to positions in substantially similar or related property are subject to federal income tax at ordinary rates and do not qualify for favorable tax treatment. Also, the holding periods required to receive tax-advantaged treatment of qualified dividends on a stock are suspended whenever the Portfolio has an option (other than a qualified covered call option not in the money when written) or contractual obligation to sell or an open short sale of substantially identical stock, is the grantor of an option (other than a qualified covered call option not in the money when written) to buy substantially identical stock or has diminished risk of loss in such stock by holding positions with respect to substantially similar or related property. The use of these investment techniques may require the Portfolio to commit or make available cash and, therefore, may not be available at such times as the Portfolio has limited holdings of cash. At December 31, 2004, the Portfolio held a short position on a security with a value equal to approximately 1.0% of the Portfolio's net assets. The Portfolio paid commissions totaling approximately
$90,000 in connection with entering into this short position in 2004. The Portfolio did not otherwise employ any of the techniques described above on securities holdings during the year ended December 31, 2004. See "Risks of Certain Investment Techniques" in Item 7A(b).

THE FUND'S REAL ESTATE INVESTMENTS. Separate from its investment in the Portfolio through Belvedere Company, the Fund invests in certain real estate investments through Belmar Realty Corporation (Belmar Realty). The ownership structure of Belmar Realty is described below under "Organization of the Fund's Controlled Subsidiaries". As referred to above under "Fund Overview - Structure of the Fund", the Fund invests in real estate investments to satisfy certain requirements of the Code for contributions of appreciated stocks to the Fund by Shareholders to be nontaxable. As of December 31, 2004, the consolidated real estate investments of Belmar Realty totaled approximately $643.2 million and represented 24.1% of the Fund's assets on a consolidated basis. The Fund acquired its real estate investments with borrowed funds, as described below under "Fund Borrowings". The Fund seeks a return on its real estate investments over the long term that exceeds the cost of the borrowings incurred to acquire such investments. For a description of real estate investment transactions during the year ended December 31, 2004, see "Performance of Real Estate Investments" in Item 7.

At December 31, 2004, Belmar Realty held investments in a real estate joint venture (Real Estate Joint Venture) that is controlled by Belmar Realty, in a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership
Preference Units), in property subject to a long-term triple net lease (Net Leased Property) and in certain other real estate investments. As of December 31, 2004, approximately 46.4% of the consolidated real estate investments of Belmar Realty consisted of its investment in the Real Estate Joint Venture, approximately 9.9% was investments in Partnership Preference Units, approximately 43.2% was investments in Net Leased Property and approximately 0.5% was investments in other real estate investments.

In the future, Belmar Realty may invest in other types of real estate investments. Belmar Realty may purchase real estate investments from, and sell them to, real estate subsidiaries of other investment funds advised by Boston Management. See "Certain Real Estate Investment Transactions" in Item 13.

Boston Management serves as manager of Belmar Realty. In that capacity, Boston Management manages the investment and reinvestment of Belmar Realty's assets and administers its affairs. See "Belmar Realty's Management Fee" in Item 13 for a description of the management fee payable by Belmar Realty to Boston Management.

REAL ESTATE JOINT VENTURE INVESTMENTS. At December 31, 2004, Belmar Realty owned a controlling interest in a Real Estate Joint Venture, Brazos Property Trust (Brazos). Brazos owns real property through its interest in ProLogis Six Rivers Limited Partnership and the ProLogis Brazos Fund L.P. With respect to the Real Estate Joint Venture, Belmar Realty owns a majority economic interest therein and controls a majority of its board. Belmar Realty's approval is required for all major decisions affecting the Real Estate Joint Venture.

The day-to-day operating management of the real properties owned by the Real Estate Joint Venture is provided by the real estate operating company (the Operating Partner) that is the principal minority investor in the Real Estate Joint Venture or an affiliated company thereof. The Operating Partner (or its affiliate) receives certain fees from the Real Estate Joint Venture (including property management fees and fees for administration, construction management, leasing, acquisitions, dispositions, debt placement, tax preparation, legal and other services). For the year ended December 31, 2004, such fees totaled approximately $1.4 million.

At December 31, 2004, the assets of the Real Estate Joint Venture consisted of 23 industrial distribution properties acquired from or in conjunction with the Operating Partner thereof. See Item 2. Distributable cash flows from the Real Estate Joint Venture are allocated in a manner that provides Belmar Realty: 1) a priority position versus the Operating Partner with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belmar Realty and the subordinated preferred return of the Operating Partner. A portion of Belmar Realty's investment in Brazos represents a partial interest in certain management contracts pursuant to which Brazos may receive cash flows from management fees and certain other fees over the life of the contracts.

Financing for the Real Estate Joint Venture consists primarily of fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture that are without recourse to Belmar Realty and the Fund, as described in "Risks of Real Estate Investments" in Item 7A(b). Both Belmar Realty and the Operating Partner invested equity in the Real Estate Joint Venture. Belmar Realty's equity in the Real Estate Joint Venture was acquired using the proceeds of Fund borrowings.

A board of trustees controlled by Belmar Realty oversees the performance of the Operating Partner and controls the major decisions of the Real Estate Joint Venture. Belmar Realty controls three of the five seats on Brazos' board of trustees. The persons serving as trustees on behalf of Belmar Realty are employees of Boston Management. See "Directors and Executive Officers" in Item 10(a). No director of Belmar Realty or trustee of the Real Estate Joint Venture is a Shareholder of the Fund. The Operating Partner of Belmar Realty's Real Estate Joint Venture also serves as an operating partner of other Real Estate Joint Ventures that are majority owned by real estate subsidiaries of other investment funds advised by Boston Management. Eaton Vance and its affiliates do not have a material financial interest in the Real Estate Joint Venture.

The Operating Partner of Brazos is ProLogis. ProLogis, a publicly owned REIT with its headquarters in Aurora, Colorado, operates a global network of industrial distribution properties. As of December 31, 2004, ProLogis owned or had ownership interests in 1,994 distribution facilities aggregating 297.9 million square feet in 72 markets in North America, Europe and Asia. Common shares of ProLogis are traded on the New York Stock Exchange under the symbol "PLD". ProLogis owns 20% of the issued and outstanding shares of Brazos that are entitled to representation on the board of trustees. Belmar Realty owns the balance of such shares. Pursuant to an agreement with ProLogis, from and after August 4, 2014 either Belmar Realty or ProLogis may cause a liquidation of Brazos. If Belmar Realty elects to liquidate Brazos, ProLogis will have the right either to purchase the shares of Brazos owned by Belmar Realty or to acquire the assets of Brazos, in either case at a price determined through an independent appraisal of the assets of Brazos. The Brazos operating documents prohibit the transfer of any shares that would adversely affect Brazos' qualification as a REIT.

The liquidation agreement applicable to Brazos continues indefinitely, but could be terminated upon the receipt of the requisite approval of the owners of the voting interests in Brazos. If Belmar Realty were to dispose of its interest in Brazos pursuant to the liquidation agreement or otherwise, it may acquire an interest in a different real estate investment to replace the investment sold.

PARTNERSHIP PREFERENCE UNITS. Belmar Realty's investments in Partnership Preference Units represent preferred equity interests in real estate operating partnerships. The assets of the partnerships that issued the Partnership Preference Units owned by Belmar Realty on December 31, 2004 consisted of direct or indirect ownership interests in real properties, including manufactured home communities and self-storage facilities. The Partnership Preference Units owned by Belmar Realty as of December 31, 2004 are listed in Item 7A(a) and in the consolidated portfolio of investments included in the Fund's consolidated financial statements, which are included as pages 36 to 79 of this Annual Report on Form 10-K. Eaton Vance is not, and has not been, involved in the management or operation of the real estate operating partnerships that issued the Partnership Preference Units owned by Belmar Realty.

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

Each issue of Partnership Preference Units held by Belmar Realty pays regular quarterly distributions at fixed rates from the net profits of the issuing partnership, with preferential rights over common and other subordinated units. None of the Partnership Preference Units are or will be registered under the Securities Act and each issue is thus subject to restrictions on transfer.

NET LEASED PROPERTY. At December 31, 2004, Belmar Realty owned Net Leased Property consisting of an office building and attached facilities leased to a single tenant under a triple net lease. Belmar Realty owns this property through its majority owned subsidiary, Bel Stamford Investors LLC (Bel Stamford). Bel Stamford's property is financed by fixed-rate secured mortgage debt obligations of Bel Stamford that generally are without recourse to Belmar Realty and the Fund, except as described in "Risks of Real Estate Investments" in Item 7A(b). Belmar Realty's equity in Bel Stamford was acquired using the proceeds of Fund borrowings.

The Net Leased Property held by Belmar Realty is leased on a long-term basis to one tenant that is obligated to pay rent sufficient to service the associated mortgage debt and to pay all costs and expenses associated with operation and maintenance of the property, including real estate taxes, repairs and insurance. The tenant has also generally indemnified Bel Stamford against certain liabilities in connection with the property. Because all or substantially all of the rental payments are dedicated to debt service, realized returns on Belmar Realty's investment in the Net Leased Property generally will be deferred until the property is sold or re-leased following the initial lease term.

ORGANIZATION OF THE FUND'S CONTROLLED SUBSIDIARIES. Belmar Realty and the Real Estate Joint Venture operate in such a manner as to qualify for taxation as REITs under the Code. As REITs, Belmar Realty and the Real Estate Joint Venture generally are not subject to federal income tax on that portion of their ordinary income or taxable gain that is distributed to stockholders each year. The Fund owns 100% of the common stock issued by Belmar Realty, and intends to hold all of the common stock at all times. Belmar Realty and the Operating Partner own all of the common shares of the Real Estate Joint Venture.

Belmar Realty and the Real Estate Joint Venture also have issued preferred shares to satisfy certain provisions of the Code, which require (among other things) that a REIT be beneficially owned in the aggregate by 100 or more persons. The preferred shares of each such entity are owned by not less than 100 charitable organizations that received the preferred shares as gifts. Each charitable organization that received a preferred share was an "accredited investor" (as defined in the Securities Act) with total assets in excess of $5 million at the time the organization received the preferred shares. Eaton Vance selected the charitable organizations from the charities for which it has matched employee contributions and/or based on suggestions from its employees or the Operating Partner. As of December 31, 2004, the total value of the preferred shares outstanding of Belmar Realty was $210,000. Dividends on preferred shares are cumulative and payable annually at a dividend rate of 8% per year for Belmar Realty and 6% per year for Brazos. The dividends paid on preferred shares have priority over payments on common shares. For the year ended December 31, 2004, Belmar Realty paid or accrued distributions to preferred shareholders of $16,800. Brazos issued preferred shares on January 28, 2005 and is expected to make its first distribution on or about December 31, 2005.

FUND BORROWINGS. To finance its real estate investments, the Fund has entered into credit arrangements with DrKW Holdings, Inc. (the DrKW Credit Facility) and Merrill Lynch Mortgage Capital, Inc. (the MLMC Credit Facility) (collectively, the Credit Facility). The Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Brazos and Bel Stamford, and expires in June 2010. At December 31, 2004, the total principal amount outstanding under the Credit Facility was $290.0 million. The Credit Facility is also used to provide for selling commissions, organizational expenses and any liquidity needs of the Fund. Under certain circumstances, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder.

The DrKW Credit Facility is a term credit agreement. Borrowings under the DrKW Credit Facility accrue interest at a rate of one-month LIBOR plus 0.20% per annum. As of December 31, 2004, outstanding borrowings under the DrKW Credit Facility totaled $290.0 million.

The MLMC Credit Facility is a revolving credit agreement. The Fund may borrow up to $118.5 million under the MLMC Credit Facility, of which up to $10.0 million may be letters of credit. Borrowings under the MLMC Credit Facility accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of December 31, 2004, there were no outstanding borrowings under the MLMC Credit Facility. There were no letters of credit issued as of December 31, 2004. The unused loan commitment amount totaled $118.5 million. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing letters of credit.

Obligations under the Credit Facility are without recourse to Fund Shareholders. As described above, financing for the Real Estate Joint Venture and Net Leased Property consists primarily of fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture and Net Leased Property that are without recourse to Fund Shareholders, and generally are without recourse to Belmar Realty and the Fund, as described under "Risks of Real Estate Investments" in Item 7A(b).

INTEREST RATE SWAP AGREEMENTS. The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. (MLCS) to fix the cost of borrowings under the Credit Facility used to acquire equity in real estate investments. Pursuant to the interest rate swap agreements, the Fund makes cash payments to MLCS at fixed rates in exchange for floating rate payments from MLCS that fluctuate with one-month LIBOR. The interest rate swap agreements entered into with respect to Belmar Realty's real estate investments extend until June 25, 2010, subject to the Fund's earlier termination rights in the case of certain swaps, and provide for the Fund to make payments to MLCS at fixed rates averaging 4.53%. See Note 7 to the Fund's consolidated financial statements included as pages to of this Annual Report on Form 10-K.

THE EATON VANCE ORGANIZATION. The Eaton Vance organization sponsors the Fund. Eaton Vance serves as the Fund's manager. Boston Management serves as the Fund's investment adviser and as manager of Belmar Realty. EV Distributors served as the Fund's placement agent. The Fund's business affairs are conducted by Eaton Vance (as its manager) and its investment operations are conducted by Boston Management (as its investment adviser). The Fund's officers are employees of Eaton Vance. Eaton Vance, Boston Management and EV Distributors are wholly-owned subsidiaries of Eaton Vance Corp., a publicly-traded holding company that, through its affiliates and subsidiaries, engages primarily in investment management, administration and marketing activities.

As described above, the Fund pursues its objective primarily by investing in Belvedere Company. Belvedere Company invests exclusively in the Portfolio. Boston Management acts as investment adviser of the Portfolio and manager of Belvedere Company. EV Distributors acts as placement agent for Belvedere Company and the Portfolio. As of December 31, 2004, the assets of the Fund represented approximately 2.7% of assets under management by Eaton Vance and its affiliates. The offices of the Fund, Eaton Vance, Boston Management and EV Distributors are located at 255 State Street, Boston, Massachusetts 02109.

CONFLICTS OF INTEREST. Boston Management and other Eaton Vance affiliates are subject to certain conflicts of interests in their dealings with the Fund, Belmar Realty, Belvedere Company and the Portfolio, as well as with other investment companies advised by Boston Management that invest in the Portfolio. Eaton Vance and Boston Management have determined and will determine which of their sponsored investment companies invest in the Portfolio, the securities each of them contributes to the Portfolio when making an investment therein and, subject to the rights of redeeming investors in the Portfolio, the securities and/or cash received in redemptions from the Portfolio. Such determinations are inherently subject to potential conflicts of interest. In addition, Portfolio management activities with respect to securities contributed to the Portfolio may have different tax consequences for the contributing investor in the Portfolio than for other investors in the Portfolio. Boston Management manages the Portfolio in pursuit of long-term, after-tax returns for all investors in the Portfolio and, with respect to contributed securities, takes into account the tax position of the contributing investor in the Portfolio. Whenever conflicts of interest arise, Eaton Vance, Boston Management and other Eaton Vance affiliates will endeavor to exercise their discretion in a manner that they believe is equitable to all interested persons.

Belmar Realty may purchase real estate investments from real estate subsidiaries of other investment funds advised by Boston Management. Belmar Realty may also co-invest with such entities in real estate investments and sell real estate investments to such entities. In any such transaction, the assets purchased and sold will be valued in good faith by Boston Management, after consideration of factors, data and information that Boston Management considers relevant. Transaction prices generally will include an allocation of the original costs incurred in creating and acquiring the transferred real estate investments. Real estate investments are often difficult to value and others could in good faith arrive at valuations different from those of Boston Management. See "Critical Accounting Estimates" in Item 7(e).

ITEM 2. PROPERTIES.
-------------------

The Fund does not own any physical properties, other than indirectly through Belmar Realty's investments. At December 31, 2004, Belmar Realty held investments in Partnership Preference Units of three issuers, owned majority interests in Brazos and Bel Stamford, whose assets are reflected in the consolidated financial statements of the Fund. At December 31, 2004, Brazos owned 23 industrial distribution properties located in Florida, Indiana, North Carolina, New Jersey, Ohio, Pennsylvania, South Carolina and Tennessee. At December 31, 2004, Bel Stamford owned an office building and attached facilities in Connecticut.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

                                     PART II
                                    -------

ITEM 5. DETERMINING NET ASSET VALUE, MARKET FOR FUND SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
--------------------------------------------------------------------------------

This Item and other Items in this report contain summaries of certain provisions contained in the Limited Liability Company Agreement of the Fund, as amended (the LLC Agreement), which was filed as an exhibit to the Fund's registration statement on Form 10. All such summaries are qualified in their entirety by the actual provisions of the LLC Agreement, which are incorporated by reference herein.

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

The Fund is not and will not be registered under the 1940 Act, and no transfer of Shares may be made if, as determined by Eaton Vance or counsel to the Fund, such transfer would result in the Fund being required to be registered under the 1940 Act. In addition, no transfer of Shares may be made unless, in the opinion of counsel to the Fund, such transfer would not result in termination of the Fund for purposes of Section 708 of the Code or result in the classification of the Fund as an association or a publicly traded partnership taxable as a corporation under the Code.

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

REDEMPTION OF FUND SHARES. Shares of the Fund may be redeemed on any business day. The redemption price of Shares that are redeemed is based on the Fund's net asset value next computed after receipt of the redemption request. During each month in the quarter ended December 31, 2004, the total number of Shares redeemed and the average price paid per Share were as follows:

                              Total No. of Shares     Average Price Paid Per
  Month Ended                     Redeemed(1)                 Share
--------------------------------------------------------------------------------
  October                          83,904.47                  $85.58
--------------------------------------------------------------------------------
  November                         21,058.23                  $90.06
--------------------------------------------------------------------------------
  December                         56,470.46                  $91.57
--------------------------------------------------------------------------------
  Total                           161,433.16                  $90.66
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

A  Shareholder  redemption  request  within  seven  years of a  contribution  of securities by such Shareholder is ordinarily satisfied by distributing securities that were contributed by such Shareholder, prior to distributing to such Shareholder any other securities held in the Portfolio. Securities contributed by a Shareholder may be distributed to other Shareholders in the Fund (or to other investors in Belvedere Company or the Portfolio) after a holding period of at least seven years and, if so distributed, would not be available to meet subsequent redemption requests made by the contributing Shareholder.

If requested by a redeeming Shareholder making a redemption of at least $1 million occurring more than seven years after such Shareholder's final contribution of securities to the Fund, the Fund will generally distribute to the redeeming Shareholder a diversified basket of securities representing a range of industry groups that is drawn from the Portfolio, but the selection of individual securities would be made by Boston Management in its sole discretion. No interests in the Real Estate Joint Venture, Partnership Preference Units or other real estate investments will be distributed to meet a redemption request, and "restricted securities" will be distributed only to the Shareholder who contributed such securities or such Shareholder's successor in interest.

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

The Fund may compulsorily redeem all or a portion of the Shares of a Shareholder if the Fund has determined that such redemption is necessary or appropriate to avoid registration of the Fund or Belvedere Company under the 1940 Act, or to avoid adverse tax or other consequences to the Portfolio, Belvedere Company, the Fund or Shareholders, including those arising as the result of applicable anti-money laundering requirements.

The right of a Shareholder to redeem can be suspended and the payment of the redemption price may be deferred while there is outstanding an event of default under the Credit Facility, when the NYSE is closed, during periods when trading on the NYSE is restricted or during any emergency as determined by the SEC, at any time when it is impracticable for the Portfolio or the Fund to dispose of or value its assets, or during any other period permitted by order of the SEC for the protection of investors.

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

The Fund's net assets are valued in accordance with the Fund's valuation procedures and reflect the value of its directly-held assets and liabilities, as well as the net asset value of the Fund's investment in the Portfolio held through Belvedere Company and in real estate investments held through Belmar
Realty. The trustees of the Portfolio have established procedures for the valuation of the Portfolio's assets under normal market conditions. Pursuant to these procedures, marketable securities listed on U.S. securities exchanges generally are valued at the last sale price on the day of the valuation or, if there were no sales, at the mean between the closing bid and asked prices therefor on the exchange where such securities are principally traded. Marketable securities listed on the NASDAQ National Market generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the last available bid and asked prices or by an independent pricing service. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded, or in the absence of a sale on such day, at the mean between the latest bid and asked prices therefor. Futures positions on securities or currencies are generally valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. If short-term debt securities were acquired with a remaining maturity of more than 60 days, their amortized cost value will be based on their value on the sixty-first day prior to maturity. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service.

Foreign securities and currencies held by the Portfolio are valued in U.S. dollars, as calculated by the Portfolio's custodian based on foreign currency exchange rate quotations supplied by an independent quotation service. The daily valuation of foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occuring after the close of trading on foreign exchanges may result in adjustments to the valuations of foreign securities to more accurately reflect their fair value as of the close of regular trading on the NYSE. When valuing foreign equity securities that meet certain criteria, the Portfolio uses a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the securities held by the Portfolio. All other securities are valued at fair value as determined in good faith by or at the direction of the Portfolio's trustees considering relevant factors, data and information including the market value of freely tradable securities of the same class in the principal market on which such securities are normally traded.

The Fund's real estate investments are valued each day as determined in good faith by Boston Management after consideration of relevant factors, data and information. The procedures for valuing real estate investments are described under "Critical Accounting Estimates" in Item 7(e). Boston Management values the Fund's interest rate swap agreements based upon dealer and counterparty quotes and pricing models that take into consideration the market trading prices of interest rate swap agreements that have similar terms to the Fund's interest rate swap agreements. Fixed liabilities of the Fund generally are stated at principal value.

HISTORIC NET ASSET VALUES. Set forth below are the high and low net asset values per Share (NAVs) of the Fund for each full quarter during the two years ended December 31, 2004 and 2003, the closing NAV on the last business day of each full quarter, and the percentage change in NAV during each such quarter.


                                                  NAV at          Quarterly %
Quarter Ended      High NAV       Low NAV       Quarter End     Change in NAV(1)
-------------      --------       -------       -----------     ----------------
  12/31/04          $93.34        $84.00          $91.50             6.59%
   9/30/04          $87.42        $81.49          $85.84            -2.75%
   6/30/04          $88.82        $83.79          $88.27             1.85%
   3/31/04          $88.81        $84.07          $86.67             0.45%
  12/31/03          $86.36        $78.90          $86.28            11.83%
   9/30/03          $79.91        $74.75          $77.15             2.81%
   6/30/03          $78.19        $66.42          $75.04            14.08%
   3/31/03          $73.04        $61.58          $65.78            -5.85%

(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Changes in NAV are historical. Performance is for the stated time period only; due to market volatility, the Fund's current performance may be lower or higher. For more information about the performance of the Fund, see "Management's Discussion and Analysis of Financial Condition (MD&A) and Results of Operations" in Item 7(a).

(b) RECORD HOLDERS OF SHARES OF THE FUND.
-----------------------------------------

As of March 1, 2005, there were 715 record holders of Shares of the Fund.

(c) DISTRIBUTIONS.
------------------

INCOME AND CAPITAL GAIN DISTRIBUTIONS. The Fund intends to distribute each year the amount of its net investment income for such year, if any. The Fund also intends to make annual capital gain distributions equal to approximately 18% of the amount of its net realized capital gains, if any, other than precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event for a security contributed to the Fund by that Shareholder or that Shareholder's predecessor in interest. The Fund's net investment income and net realized gains include the Fund's allocated share of the net investment income and net realized gains of Belmar Realty, Belvedere

Company and, indirectly, the Portfolio, as well as income and capital gains, if any, distributed by Belmar Realty. The Fund's distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income (or loss) and net realized gain (or loss) as set forth in the Fund's consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under generally accepted accounting principles. Because the Portfolio invests primarily in lower yielding securities, seeks to avoid net realized short-term capital gains and bears certain ongoing expenses, it is not expected that income distributions will be significant. The Fund intends to pay distributions (if any) on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. The Fund's distribution rates with respect to realized gains may be adjusted in the future to reflect changes in the effective maximum marginal individual federal tax rate applicable to long-term capital gains.

Shareholder distributions with respect to net investment income and realized post-contribution gains are made pro rata in proportion to the number of Shares held as of the record date of the distribution. All income and capital gain distributions (including Special Distributions described below) are paid by the Fund in cash. Distributions are generally not taxable to the recipient Shareholder unless the distributions exceed the recipient Shareholder's tax basis in Fund Shares. The Fund's Credit Facility prohibits the Fund from making any distribution to Shareholders while there is an event of default outstanding under the Credit Facility.

On January 27, 2005, the Fund made a distribution of $1.12 per Share to Shareholders of record on January 26, 2005. On January 14, 2004, the Fund made a distribution of $1.15 per Share to Shareholders of record on January 13, 2004. On January 17, 2003, the Fund made a distribution of $1.70 per Share to Shareholders of record on January 16, 2003.

SPECIAL DISTRIBUTIONS. In addition to the pro rata income and capital gain distributions described above, the Fund also makes distributions to Shareholders allocated precontribution gain (other than precontribution gains allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event involving a security contributed by such Shareholder) (a Special Distribution). Special Distributions generally equal approximately 18% of the amount of realized precontribution gains plus approximately 4% of the allocated precontribution gain or such other percentage as deemed appropriate to compensate Shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and Special Distributions. Special Distributions are made solely to the Shareholders to whom the precontribution gain is allocated. The Fund does not intend to make Special Distributions to a Shareholder in respect of realized precontribution gain allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event involving a security contributed by such Shareholder. During the years ended December 31, 2004 and 2003, the Fund made no Special Distributions.

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

TABLE OF SELECTED FINANCIAL DATA. The consolidated data referred to below reflects the Fund's historical results for the years ended December 31, 2004, 2003, 2002, 2001 and for the period from March 17, 2000 through December 31, 2000. The following information should be read in conjunction with all of the consolidated financial statements and related notes appearing on pages 36 to 79 of this Annual Report on Form 10-K. The other consolidated data referred to below is as of each period end.

                              Year Ended         Year Ended           Year Ended            Year Ended            Year Ended
                           December 31, 2004  December 31, 2003  December 31, 2002(2)  December 31, 2001(2)  December 31, 2000(1)(2)
                           -----------------  -----------------  --------------------  --------------------  --------------------
Total investment income     $   92,676,501      $   94,906,482      $   99,814,835        $  103,489,725        $   53,330,719
Interest expense            $   36,451,042      $   22,974,061      $   28,506,573        $   45,447,387        $   25,969,680
Net expenses (including
 interest expense)          $   66,204,475      $   50,746,633      $   56,644,137        $   76,754,182        $   39,649,034
Net investment income       $   25,224,494      $   43,724,019      $   42,746,644        $   26,515,171        $   13,353,048
Minority interests in net
 income of controlled
 subsidiaries               $   (1,247,532)     $     (435,830)     $     (424,054)       $     (220,372)       $     (328,637)
Net realized gain (loss)    $   57,671,882      $    5,911,089      $  (41,522,684)       $  (35,955,721)       $    8,272,294
Net change in unrealized
 appreciation
 (depreciation)             $   52,072,410      $  362,154,142      $ (417,581,832)       $ (230,675,625)       $  (74,236,068)


                              Year Ended         Year Ended           Year Ended            Year Ended            Year Ended
                           December 31, 2004  December 31, 2003  December 31, 2002(2)  December 31, 2001(2)  December 31, 2000(1)(2)
                           -----------------  -----------------  --------------------  --------------------  --------------------
Net increase (decrease) in
 net assets from operations $  134,968,786      $  411,789,250      $ (416,357,872)       $ (240,116,175)       $  (52,610,726)
Total assets                $2,677,042,933      $2,611,939,419      $2,445,639,296        $2,967,430,657        $3,325,479,191
Loan payable                $  290,000,000      $  513,000,000      $  596,500,000        $  613,500,000        $  613,500,000
Mortgages payable           $  455,098,913      $  161,157,192      $  162,461,900        $  175,470,843        $  176,647,796
Net assets                  $1,910,487,498      $1,920,611,857      $1,620,229,805        $2,108,684,133        $2,457,715,428
Shares outstanding              20,880,411          22,261,334          23,190,678            24,134,504            25,122,311
Net asset value and
 redemption price per Share $        91.50      $        86.28      $        69.87        $        87.37        $        97.83
Net increase (decrease) in
 net assets from operations
 per Share                  $         6.37      $        18.11      $       (17.50)       $        (9.67)       $        (1.87)
Distribution paid per
 Share(3)                   $         1.15(6)   $         1.70(5)   $         0.00(4)     $         0.79        $         0.30

(1)  The Fund commenced operations on March 17, 2000.
(2) Certain amounts have been reclassified to conform with the current year presentation.
(3) The Fund also makes Special Distributions, which are not made on a pro rata basis. See Item 5(c). Special Distributions of $0.073 and $0.03 per Share were paid for the periods ended December 31, 2001 and 2000, respectively. Special Distributions, to the extent made in 2004, 2003 and 2002, amounted to less than $0.001 per Share in each year.
(4) On January 17, 2003, the Fund made a distribution of $1.70 per Share to Shareholders of record on January 16, 2003.
(5) On January 14, 2004, the Fund made a distribution of $1.15 per Share to Shareholders of record on January 13, 2004.
(6) On January 27, 2005, the Fund made a distribution of $1.12 per Share to Shareholders of record on January 26, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (MD&A) AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

The information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. The actual results of the Fund could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund's performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates. See "Qualitative Information About Market Risk" in Item 7A(b) below.

The following discussion should be read in conjunction with the Fund's consolidated financial statements and related notes appearing on pages 36 to 79 of this Annual Report on Form 10-K.

(a) RESULTS OF OPERATIONS.
--------------------------

Increases  and  decreases  in the Fund's net asset  value per share are based on increases and decreases in net investment income (or loss) and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the net investment income (or loss) attributable to the minority interest in Belmar Realty's controlled subsidiaries. The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Company, rental income from the properties owned by Belmar Realty's controlled subsidiaries, partnership income allocated to the Partnership
Preference Units owned by Belmar Realty and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends and interest allocated to Belvedere Company by the Portfolio less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgages on properties owned by Belmar Realty's controlled subsidiaries, interest expense on the Fund's Credit Facility, property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belmar Realty's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belmar Realty, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

Realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per share and result primarily from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the U.S. stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions.

MD&A AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003.
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance, as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund's primary performance benchmark. The S&P 500 Index is a broad-based unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the Portfolio. In measuring the performance of the Fund's real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowing incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire equity in real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value.

The Fund's total return for the year ended December 31, 2004 was 7.48%. This return reflects an increase in the Fund's net asset value per Share from $86.28 to $91.50 and a distribution of $1.15 per Share during the period. For comparison, the S&P 500 Index had a total return of 10.87% over the same period. The combined impact on performance of the Fund's investment activities outside of the Portfolio was negative for the year ended December 31, 2004. The performance of the Fund trailed that of the Portfolio by approximately 2.19% for the year.

The Fund had a total return of 26.48% for the year ended December 31, 2003. This return reflected an increase in the Fund's net asset value per Share from $69.87 to $86.28 and a distribution of $1.70 per Share during the period. For comparison, the S&P 500 Index had a total return of 28.67% over the same period. For the year ended December 31, 2003, the performance of the Fund exceeded that of the Portfolio by approximately 2.60%.

PERFORMANCE OF THE PORTFOLIO. Economic pressures lingered for much of 2004, but the lifting of some political uncertainty ignited a late-year market rally, helping U.S. equities lock in a second consecutive year of gains. Strength in the broader market toward year-end was a function of several economic and fundamental factors: historically low interest rates, decisive election results, retreating oil prices and solid earnings growth. A wave of merger and acquisition activity provided additional support for equities, as companies across technology, telecommunications and healthcare sectors announced multi-billion dollar combinations. The Federal Reserve raised its key interest-rate target five times in 2004, increasing the federal funds target rate to 2.25%. The Portfolio's performance for the year ended December 31, 2004 was 9.67%, trailing the S&P 500 Index, which had a total return of 10.87% for the year. The total return of the Portfolio for the year ended December 31, 2003 was 23.88%.

In 2004, value stocks outperformed growth stocks and small-caps and mid-caps outperformed large-caps. The best performing market sectors were energy, utilities, telecom services and industrials. Lagging the overall market were the healthcare, technology, and consumer staples sectors.

During the year, the Portfolio's sector allocation shifted slightly from 2003, as it increased positions in energy and industrial stocks and reduced exposure to the technology, healthcare and consumer discretionary sectors. The

--------------------------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Returns are calculated by determining the percentage change in net asset value with all distributions invested. Performance is for the stated time period only; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an Index.

Portfolio's performance versus the S&P 500 Index benefited from relative overweightings in the strong performing energy and industrial sectors and favorable stock selection among consumer staples. The Portfolio's relative performance versus the S&P 500 Index was hampered by underweightings in the utilities and telecom services sectors and adverse selection among technology, healthcare and consumer discretionary stocks. Among industry groups, the Portfolio benefited from overweightings of air freight & logistics, oil & gas, and building products and underweightings of semiconductors and pharmaceuticals. Industry groups adversely affecting the Portfolio's relative performance included the overweighted insurance and media groups and the underweighted health services and internet groups.

Looking forward, Boston Management believes that corporate earnings and the economy will remain on track as we enter 2005. The longer-term success of the Portfolio will be determined by the performance of the U.S. equity markets and the execution of the Portfolio's investment strategy. The Portfolio maintains a broadly diversified portfolio of stocks, emphasizing investments in established growth companies that are considered by Boston Management to be high in quality and attractive in their long-term investment prospects. The Portfolio seeks to minimize trading costs and defer the recognition of taxable gains by holding most successful investments for the long-term. Stock selection and asset allocation are based on Boston Management's detailed fundamental analysis.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belmar Realty. As of December 31, 2004, real estate investments included a majority interest in a Real Estate Joint Venture (Brazos), a Net Leased Property (Bel Stamford) and a portfolio of Partnership Preference Units. Brazos operates industrial distribution properties.

In January, 2004, Belmar Realty acquired Bel Stamford for approximately $16.1 million (including transaction costs). During the year ended December 31, 2004, Belmar Realty acquired a majority interest in Brazos. In transactions occurring in June and August 2004, Brazos acquired 100% of the economic interest in 23 industrial distribution properties located in eight states. Brazos acquired the properties for approximately $382.9 million. ProLogis owns a minority interest in Brazos and ProLogis or an affiliate thereof manages the properties. Brazos obtained first mortgage financing in October 2004, which is secured by the properties it owns and without recourse to Belmar Realty, the Fund or Shareholders.

In September 2004, Belmar Realty sold its interest in a Real Estate Joint Venture, Cimmaron Property Trust (Cimmaron), for approximately $159.1 million to the real estate subsidiary of another fund advised by Boston Management. Belmar Realty recognized a gain of approximately $0.9 million on the sale. Belmar Realty acquired its interest in Cimmaron in May 2004 and Cimmaron acquired industrial distribution properties on June 30, 2004 and August 4, 2004.

In October 2004, Bel Alliance Apartments LLC (Bel Apartments) sold all of its multifamily properties to an affiliate of the former Operating Partner of Bel Apartments, receiving net proceeds of approximately $23.5 million. Bel
Apartments did not retain any contingent liabilities associated with the mortgage debt secured by the properties or other liabilities. Belmar Realty recognized a loss of approximately $19.4 million on the sale. Concurrent with this sale, Belmar Realty acquired the outstanding minority interest in Bel Apartments for a nominal amount. On December 15, 2004, Belmar Realty sold Bel Apartments, which then held a portfolio of Partnership Preference Units, to the real estate subsidiary of another fund advised by Boston Management. Belmar Realty recognized a gain of approximately $0.5 million on the sale.

During the year ended December 31, 2004, rental income from real estate operations was approximately $57.2 million compared to approximately $34.0 million for the year ended December 31, 2003, an increase of $23.2 million or 68%. This increase in rental income was due to income from the industrial distribution properties acquired in 2004 and from the Net Leased Property acquired in January 2004, offset in part by a decline in income from multifamily properties. Multifamily income decreased primarily due to the sale of Bel Apartments' properties in October 2004. Prior to the sale of its properties, Bel Apartments experienced lower rental revenues as the result of reduced apartment rental rates, increased rent concessions and lower occupancy levels during 2004. For the year ended December 31, 2003, rental income decreased principally due to increased rent concessions or reduced apartment rental rates and lower occupancy levels at multifamily properties during 2003.

During the year ended December 31, 2004, property operating expenses were approximately $17.7 million compared to approximately $17.9 million for the year ended December 31, 2003, a decrease of $0.2 million or 1.1% (property operating expenses are before certain operating expenses of Belmar Realty of approximately $6.2 million for the year ended December 31, 2004 and $4.8 million for the year ended December 31, 2003). During 2004, the decrease in property operating expenses was principally due to the sale of Bel Apartments' properties in October 2004 and was offset by the expenses of the industrial distribution properties acquired in 2004. During the year ended December 31, 2003, property operating expenses increased principally due to 17% increase in property taxes and insurance expenses for Bel Apartments during the year, offset in part by a 1% decrease in property and maintenance expenses. Belmar Realty does not record operating expenses for the Net Leased Property because expenses are assumed by the tenant under the terms of the lease agreement.

In 2004, certain industrial markets in the United States began to experience increased demand for space after several years of occupancy and rental rate declines. For many industrial distribution properties, reduced rent levels are likely to continue over the near term as above-market leases mature and space is released at current market rates. Boston Management expects that improvements in industrial distribution property operating performance will occur over the longer term.

At December 31, 2004, the estimated fair value of the real properties indirectly held through Belmar Realty was approximately $579.5 million compared to approximately $185.1 million at December 31, 2003, a net increase of $394.4 million, or 213%. The net increase in estimated real property values at December 31, 2004 as compared to December 31, 2003 was principally due to the January 2004 acquisition of Net Leased Property and the properties acquired by Brazos in June and August 2004, offset in part by the sale of Bel Apartments' properties in October 2004. The decrease in estimated property values at December 31, 2003 as compared to December 31, 2002 was due to declines in near-term earnings expectations for the multifamily properties held, partially offset by decreases in capitalization rates. The capitalization rate, a term commonly used in the real estate industry, is the rate of return percentage applied to actual or projected income levels to estimate the value of a real estate investment.

During the year ended December 31, 2004, the Fund saw unrealized depreciation of the estimated fair value of its other real estate investments (which includes Brazos and Bel Stamford) of approximately $15.8 million compared to unrealized depreciation of approximately $18.5 million during the year ended December 31, 2003. Net unrealized depreciation of approximately $15.8 million during the year ended December 31, 2004 included unrealized depreciation resulting from a net decrease in estimated industrial distribution property values, offset in part by unrealized appreciation resulting from net increases in estimated Net Leased Property values and the recharacterization of previously recorded unrealized depreciation to realized losses due to the October 2004 sale of properties of Bel Apartments. The net decrease in industrial distribution property values reflects the results of initial independent appraisals of newly acquired properties and adjustments in the value of unappraised industrial distribution properties to reflect appraisal results for similar properties, in accordance with the Fund's valuation procedures (described in "The Real Estate Joint Venture" under "Critical Accounting Estimates" in Item 7(e) below). Initial appraised values of newly acquired properties differed from transaction values due primarily to differences in discount and capitalization rates applied in valuing the properties. Unrealized depreciation during the year ended December 31, 2003 was due to modest decreases in estimated multifamily property values during the year.

During the year ended December 31, 2004, Belmar Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling approximately $470.4 million (including sales to real estate subsidiaries of other investment funds advised by Boston Management), recognizing a net gain of approximately $45.8 million on the transactions. During the year ended December 31, 2004, Belmar Realty also acquired interests in additional Partnership Preference Units (representing acquisitions from real estate subsidiaries of other investment funds advised by Boston Management) for a total of approximately $108.4 million.

At December 31, 2004, the estimated fair value of Belmar Realty's Partnership Preference Units totaled approximately $63.7 million compared to approximately $424.8 million at December 31, 2003, a net decrease of $361.1 million or 85%. The net decrease in the value of Partnership Preference Units at December 31, 2004 was principally due to fewer Partnership Preference Units held as compared to December 31, 2003. In the current low interest rate environment, many issuers have been redeeming Partnership Preference Units as call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. Boston Management expects this trend to continue in 2005. At December 31, 2003, the estimated fair value of Partnership Preference Units decreased principally due to fewer units held as compared to December 31, 2002. The per unit value of the remaining Partnership Preference Units also declined slightly during 2003.

During the year ended December 31, 2004, the Fund saw net unrealized depreciation of the estimated fair value of its Partnership Preference Units of approximately $44.9 million compared to unrealized depreciation of approximately $12.3 million during the year ended December 31, 2003. The net unrealized depreciation of approximately $44.9 million during 2004 consisted of approximately $5.3 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units held by Belmar Realty at December 31, 2004, and approximately $39.6 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the year ended December 31, 2004. The decrease in per unit values was principally due to restructurings of certain Partnership Preference Units, which resulted in a special cash distribution and renegotiated lower subsequent distribution rates. The decrease was also due to modest decreases in values for certain other Partnership Preference Units held at December 31, 2004 as these issues approach their call protection expiration dates. During 2003, the Fund reported net unrealized depreciation consisting of approximately $8.6 million of unrealized appreciation as a result of increases in the per unit value of Partnership Preference Units held by Belmar Realty, offset by reclassifications of previously unrealized appreciation as realized gains due to sales of Partnership Preference Units in the amount of approximately $20.9 million.

Distributions from Partnership Preference Units for the year ended December 31, 2004 totaled approximately $14.7 million compared to approximately $45.0 million for the year ended December 31, 2003, a decrease of $30.3 million or 67%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as lower average distribution rates on Partnership Preference Units held during the year ended December 31, 2004. During the year ended December 31, 2003, distributions from Partnership Preference Units decreased due to fewer Partnership Preference Units held than during 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the year ended December 31, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $13.4 million, compared to approximately $7.2 million of net realized and unrealized losses for the year ended December 31, 2003. Net realized and unrealized losses on swap agreements in 2004 consisted of $1.8 million of net realized and unrealized losses due to changes in swap agreement valuations and $11.6 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). In 2003, the Fund had net realized and unrealized gains of $22.4 million due to swap agreement valuation changes, offset by $29.6 million of swap agreement periodic payments. The negative contribution to Fund performance from changes in swap agreement valuations in 2004 was due to the timing of terminating certain outstanding swap agreements, offset in part by swaps held throughout the year increasing modestly in value as a result of increases in swap rates on swap agreements with maturities comparable to those of the Fund's swap agreements. The positive contribution to 2003 Fund performance from changes in swap agreement valuations was attributable to a rise in swap rates during the year and swap agreements entered into by the Fund approaching their optional termination dates.

During the year ended December 31, 2004, the Fund terminated certain outstanding swap agreements and realized a loss of approximately $2.4 million.

MD&A AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002.
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND. The Fund had a total return of 26.48% for the year ended December 31, 2003. This return reflected an increase in the Fund's net asset value per Share from $69.87 to $86.28 and a distribution of $1.70 per Share during the period. For comparison, the S&P 500 Index had a total return of 28.67% over the same period. For the year ended December 31, 2003, the performance of the Fund exceeded that of the Portfolio by approximately 2.60%.

The Fund had a total return of -20.03% for the year ended December 31, 2002. This return reflected a decrease in the Fund's net asset value per Share from $87.37 to $69.87. For comparison, the S&P 500 Index had a total return of -22.09% over the same period. For the year ended December 31, 2002, the performance of the Fund trailed that of the Portfolio by approximately 0.51%.

PERFORMANCE OF THE PORTFOLIO. U.S. equities experienced a successful 2003, with most major indices posting their first annual gains since 1999. Strength in the broader market was a function of a favorable economic environment: historically low inflation and interest rates, coupled with robust earnings growth and continued consumer strength. While the Portfolio's performance for the year ended December 31, 2003 of 23.88% was strong, the Portfolio trailed the S&P 500 Index, which had a total return of 28.67% for the year. The total return of the Portfolio for the year ended December 31, 2002 was -19.52%.

The Portfolio's sector allocation in 2003 was substantially unaltered from 2002 in that the Portfolio continued to maintain overweighted positions in the industrial, consumer discretionary and financials sectors. Although these sectors generally performed well during 2003, the sub-par performance of the Portfolio's holdings across the constituent industries, and multi-line retail and aerospace/defense names in particular, hindered its performance. The Portfolio's continued underweight of the best performing sector of the year, information technology, was another factor contributing to the Portfolio's relative underperformance versus the S&P 500 Index. As in 2002, lack of earnings visibility and unattractive valuations caused Boston Management to remain cautious on the technology sector. A similar rationale prompted a de-emphasis of the telecommunications sector, the underweighting of which had a positive impact on the Portfolio's return in 2003.

During the year, Boston Management increased the Portfolio's allocation to more economically sensitive sectors, such as consumer discretionary and energy, from 2002 levels. This shift, particularly with respect to investments in pro-cyclical industries, such as consumer electronics, energy services, and oil and gas, was particularly beneficial. Financial and health care investments also contributed to relative performance in 2003, with strong performance by consumer finance, pharmaceuticals and biotechnology investments. While the Portfolio remained underweighted in the materials and the utilities sectors during 2003, stock selections in the electric and gas utilities groups positively impacted returns for the year.

Unlike in 2002, the market favored lower quality and higher volatility securities in 2003, something that is not unusual when coming out of an economic slowdown or bear market. The Portfolio's policy of investing primarily in higher quality securities and its valuation discipline contributed to its underperformance versus its benchmark and the Portfolio's more aggressive peers during 2003.

PERFORMANCE OF REAL ESTATE INVESTMENTS. At December 31, 2003, the Fund's real estate investments included a majority interest in a Real Estate Joint Venture (Bel Apartments) and Partnership Preference Units. During the year ended December 31, 2003, the Fund's real estate operations continued to be impacted by weak multifamily market fundamentals. Rental income from real estate operations decreased to $34.0 million for the year ended December 31, 2003 compared to $34.8 million for the year ended December 31, 2002, a decrease of $0.8 million or 2%.

Property operating expenses totaled $17.9 million for each of the years ended December 31, 2003 and December 31, 2002. Operating expenses for 2002 decreased
4% from $18.6 million in 2001. Property operating expenses are before certain operating expenses of Belmar Realty of approximately $4.8 million for the year ended December 31, 2003 and approximately $5.0 million for the year ended December 31, 2002. Multifamily market fundamentals began to deteriorate in late 2001 in most regions with falling occupancy levels and rising rent concessions. This trend continued through 2002. While the U.S. economy showed signs of strength during the year ended December 31, 2003, significant employment growth did not occur in most markets and low interest rates contributed to continued apartment move-outs (due to new home purchases) and ongoing development of new properties.

At December 31, 2003, the estimated fair value of the real properties held through Belmar Realty was $185.1 million compared to $203.9 million at December 31, 2002, a decrease of $18.8 million or 9%. The decrease in estimated real property value was due to declines in near-term earnings expectations offset in part by decreases in capitalization rates. The capitalization rate, a term commonly used in the real estate industry, is the rate of return percentage applied to actual or projected income levels to estimate the value of a real estate investment. The Fund saw unrealized depreciation in the estimated fair value of its other real estate investments (which included Belmar Realty's interest in the Real Estate Joint Venture) of approximately $18.5 million during the year ended December 31, 2003 compared to approximately $8.5 million of unrealized depreciation during the year ended December 31, 2002.

During the years ended December 31, 2003 and December 31, 2002, Belmar Realty sold (or experienced scheduled redemptions of) certain Partnership Preference Units, recognizing gains of $40.0 million and $5.1 million, respectively, on the transactions (including sales to other investment funds advised by Boston Management). In 2003, Belmar Realty acquired interests in additional Partnership Preference Units for approximately $75.7 million. At December 31, 2003, the estimated fair value of Belmar Realty's Partnership Preference Units totaled $424.8 million compared to $550.4 million at December 31, 2002, a decrease of $125.6 million or 23%. The decrease in value was due to fewer Partnership Preference Units held at December 31, 2003, offset in part by increases in the per unit value of the Partnership Preference Units held.

The Fund saw unrealized depreciation of the estimated fair value in its Partnership Preference Units of approximately $12.3 million during the year ended December 31, 2003 compared to approximately $17.8 million of unrealized appreciation during the year ended December 31, 2002. During 2003, the Fund reported net unrealized depreciation consisting of approximately $8.6 million of unrealized appreciation as a result of increases in the per unit value of the Partnership Preference Units held by Belmar Realty, offset by the reclassification of previously unrealized appreciation as realized gains due to the sales of Partnership Preference Units in the amount of approximately $20.9 million.

Distributions received from Partnership Preference Units for the year ended December 31, 2003 totaled $45.0 million compared to $52.1 million for the year ended December 31, 2002, a decrease of $7.1 million or 14%. The decrease was due to fewer Partnership Preference Units held on average during the year ended December 31, 2003.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the year ended December 31, 2003, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $7.2 million, compared to approximately $43.5 million of net realized and unrealized losses for the year ended December 31, 2002. Net realized and unrealized losses on swap agreements in 2003 consisted of $22.4 million of net realized and unrealized gains due to changes in swap agreement valuations, offset by $29.6 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund's consolidated statement of operations). In 2002, the Fund had net realized and unrealized losses of $2.8 million due to swap agreement valuation changes and $40.7 million of swap agreement periodic payments. The positive contribution to 2003 Fund performance from changes in swap agreement valuations was attributable to a rise in swap rates during the year and swap agreements entered into by the Fund approaching their optional termination dates. The negative impact on 2002 Fund performance from changes in swap valuations was due primarily to a decline in swap rates during the years.

On October 1, 2003, the Fund terminated all of its then outstanding swap agreements and entered into new agreements to fix the cost of a substantial portion of Fund borrowings under the Credit Facility. The Fund realized a loss of approximately $26.8 million on the swap agreement terminations.

(b) LIQUIDITY AND CAPITAL RESOURCES.
------------------------------------

OUTSTANDING BORROWINGS. The Fund has entered into the Credit Facility primarily to finance the Fund's real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of December 31, 2004, the Fund had outstanding borrowings of $290.0 million and unused loan commitments of $118.5 million under the Credit Facility.

As of December 31, 2004, Brazos had outstanding borrowings consisting of fixed-rate secured mortgage debt obligations of $229.0 million.

LIQUIDITY. The Fund may redeem shares of Belvedere Company at any time. Both Belvedere Company and the Portfolio normally follow the practice of satisfying redemptions by distributing securities drawn from the Portfolio. Belvedere Company and the Portfolio may also satisfy redemptions by distributing cash. As of December 31, 2004, the Portfolio had cash and short-term investments totaling $29.9 million. The Portfolio participates in a $150.0 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings at December 31, 2004. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 2004, illiquid assets (consisting of restricted securities not available for current public sale) constituted 0.02% of the net assets of the Portfolio.

The liquidity of Belmar Realty's Real Estate Joint Venture investments is extremely limited, and relies principally upon liquidation agreement with the Operating Partner described in "Real Estate Joint Venture Investments" under "The Fund's Real Estate Investments" in Item 1. Transfers of Belmar Realty's interest in a Real Estate Joint Venture to parties other than the Operating Partner are restricted by terms of the Real Estate Joint Venture's operative agreement and lender consent requirements. The Partnership Preference Units held by Belmar Realty are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are illiquid. The liquidity of Net Leased Property is also extremely limited.

(c) OFF-BALANCE SHEET ARRANGEMENTS.
-----------------------------------

The Fund is required to disclose off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to Shareholders. An off-balance sheet arrangement includes any contractual arrangement to which an unconsolidated entity is a party and under which the Fund has certain specified obligations. As of December 31, 2004, the Fund did not have any such off-balance sheet arrangements.

(d) THE FUND'S CONTRACTUAL OBLIGATIONS.
---------------------------------------

The following table sets forth the amounts of payments due under the specified contractual obligations outstanding on December 31, 2004:

                                                                        Payments due:
-------------------------------------------------------------------------------------------------------------------
Type of Obligation                        Total       Less than 1 Year   1-3 Years    3-5 Years   More than 5 years
-------------------------------------------------------------------------------------------------------------------
Long Term Debt:
 Mortgage Debt(1)                     $455,098,913      $ 4,747,863     $10,406,657  $11,712,426    $428,231,967
 Borrowings under Credit Facility(2)  $290,000,000      $        --     $        --  $        --    $290,000,000
Purchase Obligations(3)               $         --      $        --     $        --  $        --    $         --
Other Long Term Liabilities:
 Interest Rate Swap Agreements(4)     $ 96,568,391      $17,614,924     $35,229,848  $35,229,848    $  2,108,360
-------------------------------------------------------------------------------------------------------------------
Total                                 $841,667,304      $22,362,787     $45,636,505  $46,942,274    $720,340,327
-------------------------------------------------------------------------------------------------------------------

(1) The property held by Belmar Realty is financed primarily through mortgages issued to the Real Estate Joint Venture and the Net Leased Property. Each mortgage is secured by the underlying property and is generally without recourse to the other assets of the Fund or Belmar Realty, as described in "Risks of Real Estate Investments" in Item 7A(b). The mortgages mature in 2012 and 2016. Mortgage obligations cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty or without the sale of the associated property.

(2) To finance its real estate investments, the Fund has entered into a Credit Facility as described in "Liquidity and Capital Resources" above. The Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Brazos and Bel Stamford, and expires in June 2010. The Credit Facility is primarily used to finance the Fund's equity in its real estate investments and will continue to be used for such purpose in the future.

(3) The Fund and Belmar Realty have entered into agreements with certain service providers pursuant to which the Fund and Belmar Realty pay fees as a percentage of assets. These fees include fees paid to Eaton Vance and its affiliates (which are described in Item 13). These agreements generally continue indefinitely unless terminated by the Fund or Belmar Realty (as applicable) or the service provider. For the year ended December 31, 2004, fees paid to Eaton Vance and its affiliates equaled approximately 1.12% of the Fund's net assets. Because these fees are based on the Fund's assets (which will fluctuate over time) it is not possible to specify the dollar amounts payable in the future.

(4) The Fund has entered into interest rate swap agreements to fix the cost of borrowings under the Credit Facility used to acquire equity in real estate investments. Pursuant to the interest rate swap agreements, the Fund makes cash payments to MLCS at fixed rates in exchange for floating rate payments from MLCS that fluctuate with one-month LIBOR. The amounts disclosed in the table represent the fixed interest amounts payable by the Fund. The periodic floating rate payments that the Fund expects to receive pursuant to the agreements will reduce the fixed interest cost to the Fund. The swap agreements expire on June 25, 2010, subject to the Fund's right to terminate earlier in the case of certain swaps.

(e) CRITICAL ACCOUNTING ESTIMATES.
----------------------------------

The Fund's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and where such different or changed estimates would materially impact the Fund's financial condition, changes in financial condition or results of operations. The Fund's significant accounting policies are discussed in Note 2 of the consolidated financial statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

The Fund has determined that the valuation of the Fund's real estate investments (including the Real Estate Joint Venture, the Partnership Preference Units and the Net Leased Property) involve critical estimates. The Fund's investments in real estate are an important component of its total investment program. Market prices for these investments are not readily available and therefore the investments are stated in the Fund's consolidated financial statements at estimated fair value. The estimated fair value of an investment represents the amount at which Boston Management believes the investment could be sold in a current transaction between willing parties in an orderly disposition, that is, other than in a forced or liquidation sale. The Fund reports the estimated fair value of its real estate investments on its consolidated statement of assets and liabilities with any changes to estimated fair value charged to unrealized appreciation or depreciation in the Fund's consolidated statement of operations.

The need to  estimate  the fair  value of the  Fund's  real  estate  investments
introduces   uncertainty  into  the  Fund's  reported  financial  condition  and performance because:

     * such assets are, by their nature, difficult to value and estimated values may not accurately reflect what the Fund could realize in a current sale between willing parties;

     * property appraisals and other factors used to determine the estimated fair value of the Fund's real estate investments depend on estimates of future operating results and supply and demand assumptions that may not reflect actual current market conditions and full consideration of all factors relevant to valuations;

     * property appraisals and other factors used to determine the estimated fair value of the Fund's real estate investments are not continuously updated and therefore may not be current as of specific dates; and

     * if the Fund were forced to sell illiquid assets on a distressed basis, the proceeds may be substantially less than stated values.

As of December 31, 2004, the estimated fair value of the Fund's real estate investments represented 24.1% of the Fund's total assets. As of December 31, 2004, adjusting for the minority interest of the Operating Partner that is the principal minority investor in the Real Estate Joint Venture, the Fund's real estate investments represented 30.6% of the Fund's net assets. The estimated fair value of the Fund's real estate investments may change due to changes in market conditions and changes in valuation assumptions made by property appraisers and third party valuation service providers as described below.

As noted in Item 1, to satisfy certain requirements of the Code, the Fund invests at least 20% of its assets (calculated in the manner prescribed) in real estate investments (the 20% requirement). Should the estimated fair value of the Fund's real estate investments decrease, the Fund may be required to acquire additional real estate investments to satisfy the 20% requirement. Because the Fund acquires real estate investments with borrowings, acquisitions of additional real estate investments would increase the Fund's borrowings under the Credit Facility and reduce the amounts otherwise available to the Fund
thereunder.   Should  the  estimated  fair  value  of  the  Fund's  real  estate investments increase, real estate investments could represent a larger percentage of the Fund's investment portfolio.

PARTNERSHIP PREFERENCE UNITS. Boston Management determines the estimated fair value of the Fund's Partnership Preference Units based on analysis and calculations performed primarily on a monthly basis by a third party service provider. The service provider calculates an estimated price and yield (before accrued distributions) for each issue of Partnership Preference Units based on descriptions of such issue provided by Boston Management and certain publicly available information including, but not limited to, the trading prices of publicly issued debt and/or preferred stock instruments of the same or similar issuers, which may be adjusted to reflect the illiquidity and other structural characteristics of the Partnership Preference Units (such as call provisions). Daily valuations of Partnership Preference Units are determined by adjusting prices from the service provider to account for accrued distributions under the terms of the Partnership Preference Units. If changes in relevant markets, events that materially affect an issuer or other events that have a significant effect on the price or yield of Partnership Preference Units occur, relevant prices or yields may be recalculated to take such occurrences into account.

Valuations of Partnership Preference Units are inherently uncertain because they are based on adjustments from the market prices of publicly-traded debt and/or preferred stock instruments of the same or similar issuers to account for the Partnership Preference Units' illiquidity, structural features (such as call provisions) and other relevant factors. Each month Boston Management reviews the analysis and calculations performed by the service provider. Boston Management generally relies on the assumptions and judgments made by the service provider in estimating the fair value of the Partnership Preference Units. If the assumptions and estimates used by the service provider to calculate prices for Partnership Preference Units were to change, it could materially impact the estimated fair value of the Fund's holdings of Partnership Preference Units.

THE REAL ESTATE JOINT VENTURE. Boston Management determines the estimated fair value of the Fund's interest in the Real Estate Joint Venture based primarily on annual appraisals of the properties owned by such Real Estate Joint Venture

(provided such appraisals are available) and an allocation of the equity value of the Real Estate Joint Venture between the Fund and the Operating Partner. Appraisals of the Real Estate Joint Venture properties may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances that may materially impact estimated property values have occurred since the most recent appraisal.

In deriving the estimated value of a property, an appraiser considers numerous factors, including the expected future cash flows from the property, recent sale prices for similar properties and, if applicable, the replacement cost of the property, in order to derive an indication of the amount that a prudent, informed purchaser-investor would pay for the property. More specifically, the appraiser considers the revenues and expenses of the property and the estimated future growth or decline thereof, which may be based on tenant quality, property condition, neighborhood change, market trends, interest rates, inflation rates or other factors deemed relevant by the appraiser. The appraiser estimates operating cash flows from the property and the sale proceeds of a hypothetical transaction at the end of a hypothetical holding period. The cash flows are discounted to their present values using a market-derived discount rate and are added together to obtain a value indication. This value indication is compared to the value indication that results from applying a market-derived capitalization rate to a single year's stabilized net operating income for the property. The assumed capitalization rate may be extracted from local market transactions or, when transaction evidence is lacking, obtained from trade sources. The appraiser considers the value indications derived by these two methods, as well as the value indicated by recent market transactions involving similar properties, in order to produce a final value estimate for the property.

Appraisals of properties owned by the Real Estate Joint Venture are conducted by independent appraisers who are licensed in their respective states and not affiliated with Eaton Vance or the Operating Partner. Each appraisal is conducted in accordance with the Uniform Standards Board and the Code of Professional Appraisal Practice of the Appraisal Institute (as well as other relevant standards). Boston Management reviews the appraisal of each property and generally relies on the assumptions and judgments made by the appraiser. Property appraisals are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the appraiser's estimated stabilized cash flows, and due to the unique characteristics of a property, which may affect its value but may not be taken into account. If the assumptions and estimates used by the appraisers to determine the value of the properties owned by the Fund's Real Estate Joint Venture were to change, it could materially impact the estimated fair value of the Fund's Real Estate Joint Venture. When a property owned by a Real Estate Joint Venture has not been appraised (such as when the Real Estate Joint Venture recently acquired the property), Boston Management determines the estimated fair value of the property based on the transaction value of the property, which equals the total acquisition cost of the property exclusive of certain legal and transaction costs, provided such amount is indicative of fair value. Once an appraisal of a property has been conducted, Boston Management bases the estimated fair value of the property principally on the estimated value as determined by the appraiser. Appraisals of newly acquired properties are conducted in the year following the acquisition. If the initial appraised value of a newly acquired property differs significantly from the transaction value of the property, it may materially impact the estimated fair value of the Real Estate Joint Venture that holds the property. Interim valuations of Real Estate Joint Venture assets may be adjusted by Boston Management to reflect significant changes in economic circumstances or recent independent evaluations of similar properties, and the results of operations and distributions.

Boston Management determines the estimated fair value of the Fund's equity interest in the Real Estate Joint Venture based on an estimate of the allocation of equity interests between the Fund and the Operating Partner. This allocation is generally calculated by a third party specialist, using current appraisals of the properties owned by the Real Estate Joint Venture. The specialist uses a financial model that considers (i) the terms of the joint venture agreement relating to allocation of distributable cash flow, (ii) the duration of the joint venture, and (iii) the projected property values and cash flows from the properties based on estimates made by the appraisers. The estimated allocation of equity interests between the Fund and the Operating Partner of the Real Estate Joint Venture is prepared quarterly and reviewed by Boston Management. If the estimate of the allocation of equity interests in the Real Estate Joint Venture were to change (because, for example, the appraisers' estimates of property values or projected cash flows of the Real Estate Joint Venture changed), it may materially impact the estimated fair value of the Fund's equity interest in the Real Estate Joint Venture. When the properties owned by a Real Estate Joint Venture have not been appraised (such as when the Real Estate Joint Venture recently acquired the properties), Boston Management allocates equity interests in the Real Estate Joint Venture based on the contractual ownership interests of Belmar Realty and the Operating Partner. As of December 31, 2004, a portion of the properties owned by Brazos has not been appraised. The unappraised properties have been fair valued in good faith by Boston Management.

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

Boston Management reviews the appraisal of the Net Leased Property and generally relies on the assumptions and judgments made by the appraiser. Appraisals of the Net Leased Property may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances have occurred since the most recent appraisal. Appraisals of the Net Leased Property are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the expected income stream from the property as defined by the contract terms of the lease, and due to the unique characteristics of the property, which may affect its value but cannot be taken into account. If the assumptions and estimates used by the appraisers to determine the value of the property owned by the Fund's subsidiary were to change, it could materially impact the estimated fair value of the Fund's equity interest in the Net Leased Property.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

(a) QUANTITATIVE INFORMATION ABOUT MARKET RISK.
-----------------------------------------------

INTEREST RATE RISK. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture and Net Leased Property. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility used to acquire equity in real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 7 and 8 to the Fund's consolidated financial statements appearing on pages 36 to 79 of this Annual Report on Form 10-K.

                                                         Interest Rate Sensitivity
                                                     Cost, Principal (Notional) Amount
                                                 by Contractual Maturity and Callable Date
                                                 for the Twelve Months Ended December 31,*

                                                                                                     Estimated
                                                                                                   Fair Value as
                                                                                                    of December
                                 2005       2006-2008         2009      Thereafter      Total        31, 2004
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
-----------------------
Long-term debt:
-----------------------
Fixed-rate mortgages                                                   $455,098,913  $455,098,913  $576,506,000

Average interest rate                                                          5.73%         5.73%
-----------------------

                                                                                                     Estimated
                                                                                                   Fair Value as
                                                                                                    of December
                                 2005       2006-2008         2009      Thereafter      Total        31, 2004
------------------------------------------------------------------------------------------------------------------------------------
Variable-rate Credit
Facility                                                               $290,000,000  $290,000,000  $290,000,000

Average interest rate                                                          2.60%         2.60%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
-----------------------
Pay fixed/receive
variable interest
rate swap agreements                                                   $388,668,000  $388,668,000  $  2,701,342
Average pay rate                                                               4.53%         4.53%

Average receive rate                                                           2.60%         2.60%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive
investments:
-----------------------
Fixed-rate
Partnership
Preference Units:
-----------------------
MHC Operating Limited
Partnership, 9%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 9/29/04,
Current Yield: 8.97%          $20,544,240                                            $ 20,544,240  $ 20,064,000

PSA Institutional
Partners, L.P., 6.40%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 6.69%                                                   $ 13,387,321  $ 13,387,321  $ 13,275,600

Sun Communities
Operating L.P.,
8.875% Series A
Cumulative Redeemable
Perpetual Preferred
Units, Callable
9/29/04, Current Yield:
8.77%                         $26,227,200                                            $ 26,227,200  $ 30,348,000

* The amounts listed reflect the Fund's positions as of December 31, 2004. The Fund's current positions may differ.

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

RISKS OF CERTAIN INVESTMENT TECHNIQUES. In managing the Portfolio, Boston Management may purchase or sell derivative instruments (which derive their value by reference to other securities, indexes, instruments or currencies) to hedge against securities price declines and currency movements, to add investment exposure to individual securities and groups of securities and to enhance returns. Such transactions may include, without limitation, the purchase and sale of futures contracts on stocks and stock indexes and options thereon, the purchase of put options and the sale of call options on securities held, equity swaps, forward sales of stocks, and the purchase and sale of forward currency exchange contracts and currency futures. The Portfolio may engage in short sales of individual securities held and short sales of index or basket securities whose constituents are held in whole or in part. The Portfolio may enter into private contracts for the forward sale of stock held and may also lend portfolio securities.

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

The Portfolio's ability to utilize covered short sales, certain equity swaps, forward sales, futures and certain equity collar strategies (combining the purchase of a put option and the sale of a call option) as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within 30 days of the end of the Portfolio's taxable year in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next 60 days after such hedging transaction is closed. In addition, dividends received on stock for which the Portfolio is obligated to make related payments (pursuant to a short sale or otherwise) with respect to positions in substantially similar or related property are subject to federal income taxation at ordinary rates and do not qualify for favorable tax treatment. Also, holding periods required to receive tax-advantaged treatment of qualified dividends on a stock are suspended whenever the Portfolio has an option (other than a qualified covered call option not in the money when written) or contractual obligation to sell or an open short sale of substantially identical stock, is the grantor of an option (other than a qualified covered call option not in the money when written) to buy substantially identical stock or has diminished risk of loss in such stock by holding positions with respect to substantially similar or related property. There can be no assurance that counterparties will at all times be willing to enter into covered short sales, forward sales of stocks, interest rate hedges, equity swaps and other derivative instrument transactions on terms satisfactory to the Fund or the Portfolio. The Fund's and the Portfolio's ability to enter into such transactions may also be limited by covenants under the Fund's Credit Facility, the federal margin regulations and other laws and regulations. The Portfolio's use of certain investment techniques may be constrained because the Portfolio is a diversified, open-end management investment company registered under the 1940 Act and because other investors in the Portfolio are regulated investment companies under Subchapter M of the Code. Moreover, the Fund and the Portfolio are subject to restrictions under the federal securities laws on their ability to enter into transactions in respect of securities that are subject to restrictions on transfer pursuant to the Securities Act.

RISKS OF REAL ESTATE INVESTMENTS. The success of the Fund's real estate investments depends in part on many factors related to the real estate market. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, changing transportation and logistics patterns (in the case of industrial distribution properties), the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, fluctuations in interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God (whether or not insured against). There can be no assurance that Belmar Realty's ownership of real estate investments will be an economic success.

The success of investments in Partnership Preference Units depends upon factors relating to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. Interests in the Real Estate Joint Venture and Partnership Preference Units are not registered under the federal securities laws and are subject to restrictions on transfer. Due to their illiquidity, they may be difficult to value and the ongoing value of the investments is uncertain. See "Critical Accounting Estimates" in Item 7. Investments in Partnership Preference Units are valued primarily by referencing market trading prices for comparable preferred equity securities or other fixed-rate instruments having similar investment characteristics. The valuations of Partnership Preference Units fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. The valuation of Partnership Preference Units will be adversely affected by increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings under the Credit Facility. Fluctuations in the value of Partnership Preference Units that are derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property or tenant-specific concerns, and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Because the Partnership Preference Units are not rated by a nationally-recognized rating agency, they may be subject to more credit risk than securities that are rated investment grade.

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

Belmar Realty's investments in Real Estate Joint Ventures may be significantly concentrated in terms of geographic regions, property types and operators, increasing the Fund's exposure to regional, property type and operator specific risks. Given a lack of stand-alone operating history and relatively high financial leverage, the Real Estate Joint Venture is not equivalent in quality to real estate companies whose preferred equity or senior debt securities are rated investment grade. Distributable cash flows from the Real Estate Joint Venture may not be sufficient for Belmar Realty to receive its fixed annual preferred return, or any returns in excess thereof.

The debt of Brazos is fixed-rate, secured by the underlying properties and without recourse to Belmar Realty and the Fund. In connection with Real Estate Joint Ventures that may be acquired in the future, Belmar Realty and the Fund may be directly or indirectly responsible for certain liabilities constituting exceptions to the generally non-recourse nature of the mortgage indebtedness, including liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants, and liabilities arising from environmental conditions involving or affecting Real Estate Joint Venture properties. To the extent practicable, the Fund and Belmar Realty will seek indemnification from Operating Partners for certain of such potential liabilities. The availability of financing and other financial conditions can have a material impact on property values and therefore on the value of Real Estate Joint Venture assets. Mortgage debt of the Real Estate Joint Venture normally cannot be refinanced prior to maturity without substantial penalties.

The ongoing value of Belmar Realty's investments in the Real Estate Joint Venture is substantially uncertain. The real property held through Belmar Realty's Real Estate Joint Venture is stated at estimated fair value as described in Item 7(e). The policies for valuing real estate investments involve significant judgments that are based upon a number of factors, which may include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. Given that such valuations include many assumptions, values may differ from amounts ultimately realized.

Belmar Realty's investments in Net Leased Property are subject to general real estate market risks similar to Real Estate Joint Ventures. Investments in Net Leased Property are also subject to risks specific to this type of investment, including a concentration of risk exposure to specific real estate submarkets and individual properties and tenants. Principal among the risks of investing in Net Leased Property is the risk that a major tenant fails to satisfy its lease obligations due to financial distress or other reasons. A tenant's failure to meet its lease obligations would expose Belmar Realty to substantial loss of income without a commensurate reduction in debt service costs and other expenses, and would transfer to Belmar Realty all the costs, expenses and liabilities of property ownership and management borne by the tenant under the terms of the lease. Re-leasing a property could involve considerable time and expense. Re-leasing opportunities may be limited by the nature and location of the property, which may not be well suited to the needs of other possible tenants. Even if a property is re-leased, the property may not generate sufficient rental income to cover debt service and other expenses.

Net Leased Property is generally illiquid, and the ongoing value of Belmar Realty's investments in Net Leased Property is substantially uncertain. Net Leased Property held is generally stated at estimated fair value based on annual appraisals. See "Critical Accounting Estimates" in Item 7. Because the value of Bel Stamford reflects in part the financial status of its principal tenant, any reduction in the financial status of the tenant could have an adverse effect on the appraised value of the property and the value realized upon the disposition of such property. Tenants may hold rights to renew or extend expiring leases, and exercise of such rights would extend Belmar Realty's risk exposure to a particular tenant beyond the initial lease term. A tenant may also hold options to purchase Net Leased Property, including options to purchase at below market levels. The value received upon the disposition of Net Leased Property will depend on real estate market conditions, lease and mortgage terms, tenant credit quality, tenant purchase options, lender approvals and other factors affecting valuation as may then apply. Because a sale of Net Leased Property is not expected to occur for many years, market conditions and other valuation factors at the time of sale cannot be predicted. Since the valuations of Net Leased Property assume an orderly disposition of assets, amounts realized in a distressed sale may differ substantially from stated values.

The mortgage debt associated with Net Leased Property is generally without recourse to Belmar Realty and the Fund, except certain liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants. Mortgage debt associated with Net Leased Property generally cannot be refinanced prior to maturity without substantial penalties. The terms of the outstanding lease and mortgage debt obligations and restrictions on refinancing such debt may limit Belmar Realty's ability to dispose of Net Leased Property.

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

Because all or substantially all of the rental payments on Net Leased Property generally is dedicated to servicing the associated mortgage debt, during the initial lease term Belmar Realty will not generate significant cash flow from investments to offset Belmar Realty's operating expenses and the cost of Fund borrowings used to finance Belmar Realty's equity therein. Such costs and expenses must be provided from other sources of cash flow for Belmar Realty and the Fund, which may include additional Fund borrowings under the Credit Facility. Realized returns on investments in Net Leased Property generally are deferred until the properties are sold or re-leased following the initial lease term.

Changes in the value of real estate investments and other factors will cause the performance of the Fund to deviate from the performance of the Portfolio. Over time, the performance of the Fund can be expected to be more volatile than the performance of the Portfolio.

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

RISKS OF LEVERAGE. Although intended to add to returns, the borrowing of funds to purchase real estate investments exposes the Fund to the risk that the returns achieved on the real estate investments will be lower than the cost of borrowing to purchase such assets and that the leveraging of the Fund to buy such assets will therefore diminish the returns achieved by the Fund as a whole. In addition, there is a risk that the availability of financing will be interrupted at some future time, requiring the Fund to sell assets to repay outstanding borrowings or a portion thereof. It may be necessary to make such sales at unfavorable prices. The Fund's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Brazos and Bel Stamford. In the event of default, the lender could elect to sell assets of the Fund without regard to consequences of such action for Shareholders. The rights of the lender to receive payments of interest on and repayments of principal of borrowings under the Credit Facility are senior to the rights of the Shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

The consolidated financial statements required by Item 8 are contained on pages 36 to 79 to of this Annual Report on Form 10-K. The following is a summary of unaudited quarterly results of operations of the Fund for the years ended December 31, 2004 and 2003.

                                                               2004
                                  --------------------------------------------------------------
                                     First           Second            Third           Fourth
                                    Quarter          Quarter          Quarter          Quarter
                                  --------------------------------------------------------------
Investment income                 $22,676,223      $21,556,022      $ 25,613,813     $ 22,830,443
Minority interest in net income
 of controlled subsidiaries       $   (48,115)     $    46,387      $   (854,163)    $   (404,636)
Net investment income             $ 7,053,996      $ 6,439,572      $  5,704,716     $  6,078,187
Net increase (decrease) in
 net assets from operations       $34,515,612      $34,699,315      $(52,781,248)    $118,535,107

Per share data:(1)
Investment income                 $      1.02      $      0.99      $       1.20     $       1.09
Net investment income             $      0.32      $      0.30      $       0.27     $       0.29
Net increase (decrease) in
 net assets from operations       $      1.56      $      1.59      $      (2.47)    $       5.65


                                                              2003
                                  --------------------------------------------------------------
                                      First           Second          Third           Fourth
                                    Quarter(2)      Quarter(2)      Quarter(2)        Quarter
                                  --------------------------------------------------------------

Investment income                 $ 24,737,532     $ 24,603,075     $22,963,420      $ 22,602,455
Minority interest in net income
 of controlled subsidiaries       $   (137,545)    $    (94,806)    $   (45,381)     $   (158,098)
Net investment income (loss)      $ 11,700,588     $ 11,435,095     $10,276,573      $ 10,311,763
Net increase (decrease) in net
 assets from operations           $(56,441,928)    $214,324,671     $49,210,874      $204,695,633

Per share data:(1)
Investment income                 $       1.06     $       1.06     $      1.00      $       1.01
Net investment income (loss)      $       0.50     $       0.49     $      0.45      $       0.46
Net increase (decrease) in net
 assets from operations           $      (2.42)    $       9.25     $      2.15      $       9.12

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

ITEM 9A. CONTROLS AND PROCEDURES.
----------------------------------

Eaton Vance, as the Fund's manager, evaluated the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934
Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. The Fund's disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processess, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Fund's disclosure controls and procedures were effective.

The Fund's Chief Executive Officer and Chief Financial Officer have established and maintain internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act). Fund management's report on internal control over financial reporting, including its assessment of the Fund's internal control over financial reporting, appears on page 58 of this Annual Report on Form 10-K. The Fund's Chief Executive Officer and Chief Financial Officer intend to report to the Board of Directors of Eaton Vance, Inc. any significant deficiency in the design or operation of internal control over financial reporting which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
---------------------------

None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.
------------------------------------------

(a) MANAGEMENT.
---------------

Pursuant to the Fund's LLC Agreement, the Fund's manager, Eaton Vance, has the authority to conduct the Fund's business. Eaton Vance appointed Thomas E. Faust Jr. and Michelle A. Green to serve indefinitely as the Fund's Chief Executive Officer and Chief Financial Officer, respectively. Information about Mr. Faust appears below. Ms. Green, 35, is a Vice President of Eaton Vance and Boston Management. She also serves as Chief Financial Officer of Belair Capital Fund LLC, Belcrest Capital Fund LLC, Belport Capital Fund LLC and Belrose Capital Fund LLC and as an officer of various other investment companies managed by Eaton Vance or Boston Management. Ms. Green has been an employee of Eaton Vance since 1997. As members of the Eaton Vance organization, Mr. Faust and Ms. Green receive no compensation from the Fund for serving as Fund officers. There are no other officers of the Fund. The Fund does not have a board of directors or similar governing body.

The Board of Directors of Eaton Vance, Inc., the sole trustee of Eaton Vance, oversees the accounting and financial reporting processes of the Fund and audits of the Fund's financial statements. The directors of Eaton Vance, Inc. are James
B. Hawkes and William M. Steul. The Fund's audit committee financial expert (as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act) is Mr. Steul. Messrs. Hawkes and Steul are senior officers of Eaton Vance and, as such, are not independent of Fund management. Information about Mr. Hawkes and Mr. Steul appears below.

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

The directors of Belmar Realty are Mr. Faust and Alan R. Dynner, each of whom is described below. William R. Cross, President and portfolio manager of Belmar Realty, has primary responsibility for providing research and analysis relating to the Fund's real estate investments held through Belmar Realty. Mr. Cross is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 1996. A majority of Mr. Cross's time is spent managing the real estate investments of Belmar Realty and the real estate subsidiaries of other investment funds advised by Boston Management. Mr. Cross, Mr. Carlson and Mr. Dynner serve as trustees of the Real Estate Joint Venture owned by Belmar Realty. Mr. Cross is also Chairman and President of the Real Estate Joint Venture. Mr. Calson is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 2001. Prior to joining Eaton Vance, Mr. Carlson was President of ILM Holding, nc., a real estate holding company. Information about Mr. Dynner appears below.

As disclosed under "The Eaton Vance Organization" in Item 1, Eaton Vance and Boston Management are wholly-owned subsidiaries of Eaton Vance Corp. The non-voting common stock of Eaton Vance Corp. is listed and traded on the NYSE. All shares of the voting common stock of Eaton Vance Corp. are held in a voting trust, the voting trustees of which are senior officers of the Eaton Vance organization. Eaton Vance, Inc., a wholly-owned subsidiary of Eaton Vance Corp., is the sole trustee of Eaton Vance and of Boston Management, each of which is a Massachusetts business trust. The names of the executive officers and the directors of Eaton Vance, Inc. and their ages and principal occupations (in addition to their responsibilities described above) are set forth below.

James B. Hawkes (63) is Chairman, President and Chief Executive Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. and a Director of Eaton Vance Corp. and Eaton Vance, Inc. He is Vice President and Director of EV Distributors. He is also a Trustee and an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1970.

Thomas E. Faust Jr. (46) is Executive Vice President and Chief Investment Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc., and a Director of Eaton Vance Corp. He is also Chief Executive Officer of Belair Capital Fund LLC, Belcrest Capital Fund LLC, Belport Capital Fund LLC and Belrose Capital Fund LLC and is an officer of various other investment companies managed by Eaton Vance or Boston Management. Mr. Faust has been employed by Eaton Vance since 1985.

Alan R. Dynner (64) is Vice President, Chief Legal Officer and Secretary of Eaton Vance, Boston Management, Eaton Vance Corp., EV Distributors and Eaton Vance, Inc. He is also an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1996.

William M. Steul (62) is Vice President and Chief Financial Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. and a Director of Eaton Vance, Inc. He is also Vice President of EV Distributors. He has been employed by Eaton Vance since 1994.

(b) COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.
-------------------------------------------------------------------------

Section 16(a) of the 1934 Act requires the Fund's officers and directors and persons who own more than ten percent of the Fund's Shares to file forms reporting their affiliation with the Fund and reports of ownership and changes in ownership of the Fund's Shares with the SEC. Eaton Vance, as manager of the Fund, and the Directors and executive officers of Eaton Vance, Inc., the sole trustee of Eaton Vance, also comply with Section 16(a). These persons and entities are required by SEC regulations to furnish the Fund with copies of all
Section 16(a) forms they file. To the best of the Fund's knowledge, during the year ended December 31, 2004 no Section 16(a) filings were required by such persons or entities.

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

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

As noted in Item 10, the officers of the Fund receive no compensation from the Fund. The Fund's manager, Eaton Vance, and its affiliates receive certain fees from the Fund for services provided to the Fund, which are described in Item 13 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the knowledge of the Fund, no person beneficially owns more than 5% of the Shares of the Fund.

SECURITY OWNERSHIP OF MANAGEMENT. As of March 1, 2005, Eaton Vance, the manager of the Fund, beneficially owned 1,117.175 Shares of the Fund. The Shares owned by Eaton Vance represent less than 1% of the outstanding Shares of the Fund as of March 1, 2005. None of the other entities or individuals named in response to
Item 10 above beneficially owned Shares of the Fund as of such date.

CHANGES IN CONTROL.  Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The table below sets forth the fees, paid or payable by, or allocable to, the Fund and Belmar Realty for the years ended December 31, 2004 and 2003 in connection with services rendered by Eaton Vance and its affiliates. Each fee is described following the table.

                                                  Year ended       Year ended
                                                 December 31,     December 31,
                                                     2004             2003
-------------------------------------------------------------------------------
Fund Advisory and Administrative Fees*           $ 1,684,719      $ 1,277,921
-------------------------------------------------------------------------------
Belmar Real Estate Management Fees*              $ 4,389,001      $ 4,060,122
-------------------------------------------------------------------------------
Fund's Allocable Portion of the Portfolio's      $ 8,392,976      $ 7,634,035
Advisory Fees**
-------------------------------------------------------------------------------
Fund Servicing Fees                              $ 1,778,204      $ 1,658,867
-------------------------------------------------------------------------------
Fund's Allocable Portion of Belvedere
Company's Servicing Fees                         $ 2,908,588      $ 2,617,051
-------------------------------------------------------------------------------
Fund Distribution Fees*                          $ 1,874,514      $ 1,711,661
-------------------------------------------------------------------------------
Aggregate Compensation Paid by the Fund to
Eaton Vance and its Affiliates                   $ 7,948,234      $ 7,049,704
-------------------------------------------------------------------------------

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

** For the years ended December 31, 2004 and 2003, advisory fees paid or payable by the Portfolio totaled $77,609,178 and $67,584,543, respectively. For the year ended December 31, 2004, Belvedere Company's allocable portion of that fee was $50,252,861 of which $8,392,976 was allocable to the Fund. For the year ended December 31, 2003, Belvedere Company's allocable portion of that fee was $41,671,111, of which $7,634,035 was allocable to the Fund.


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

CERTAIN REAL ESTATE INVESTMENT TRANSACTIONS. During the year ended December 31, 2004, Belmar Realty entered into the following real estate investment transactions with real estate subsidiaries of other investment funds advised by Boston Management:

     *    Belmar Realty  purchased  Partnership  Preference  Units from Belterra
          Realty Corporation, which realized a gain of approximately $3.0 million on the transaction;

     * Belmar Realty sold Partnership Preference Units to Belair Real Estate Corporation, realizing a gain of approximately $8.0 million on the transaction;

     * Belmar Realty sold Partnership Preference Units to Belcrest Realty Corporation, realizing a gain of approximately $18.5 million on the transactions;

     * Belmar Realty sold Partnership Preference Units to Belrose Realty Corporation, realizing a gain of approximately $3.0 million on the transactions;

     * Belmar Realty sold Partnership Preference Units to Bel Holdings LLC, realizing a gain of approximately $0.5 million on the transactions; and

     * Belmar Realty and Bel Apartments sold Partnership Preference Units to Belterra Realty Corporation, realizing a gain of approximately $2.7 million and $0.5 million on the transactions respectively.

The prices of the real estate investments purchased and sold by Belmar Realty were determined in good faith by Boston Management after consideration of factors, data and information that it considered relevant. See "Critical Accounting Estimates" in Item 7(e).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
------------------------------------------------

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the audit of the Fund's annual financial statements for the years ended December 31, 2004 and 2003 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year ended December 31,                                      2004       2003
--------------------------------------------------------------------------------
Audit fees                                                 $199,358   $123,906
Audit related fees(1)                                        39,790     35,040
Tax fees(2)                                                 328,703    151,774
All other fees(3)                                                --      4,200
                                                         -----------------------
Total                                                      $567,851   $314,920
                                                         -----------------------

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

The Directors of Eaton Vance, Inc. review all audit, audit-related and tax fees at least annually. The Directors pre-approved all audit, audit-related and tax services for the years ended December 31, 2004 and 2003. The Directors have concluded that the provision of the audit-related, tax and other services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
----------------------------------------------------------------

(a) Please see the Fund's consolidated financial statements followed by the Portfolio's financial statements on pages 36 to 79 of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K:

     None.

(c)  A list of the exhibits filed as a part of this Form 10-K is included in the
     Exhibit Index appearing on page 81 hereof.

  BELMAR 2004

                                                                      Appendix A



The Fund's Investment Structure as of December 31, 2004





[Chart depicting (1) the Fund investing in Belvedere  Company and Belmar Realty;
(2) Belvedere Company investing in the Portfolio; and (3) Belmar Realty investing in Brazos and Bel Stamford. The Fund is followed by footnote (A); Belvedere Company is followed by footnote (B); the Portfolio is followed by footnote (C); Belmar Realty is followed by footnote (D); Brazos is followed by footnote (E); and Bel Stamford is followed by footnote (F). The footnotes appear below.]









(A) Eaton Vance is the manager of the Fund; Boston Management is the Fund's investment adviser. (B) Boston Management is the manager of Belvedere Company.
(C) Boston Management is the Portfolio's investment adviser. (D) Boston Management is the manager of Belmar Realty. Belmar Realty also holds investments in Partnership Preference Units. (E) Belmar Realty owns a majority interest in this Real Estate Joint Venture. (F) Bel Stamford is a wholly-owned subsidiary of Belmar Realty.

BELMAR CAPITAL FUND LLC
CONSOLIDATED PORTFOLIOS OF INVESTMENTS
As of December 31, 2004

INVESTMENT IN BELVEDERE CAPITAL
FUND COMPANY LLC -- 75.7%

SECURITY                                           SHARES             VALUE
-------------------------------------------------------------------------------------
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)                                    11,843,299     $ 2,015,871,844
-------------------------------------------------------------------------------------

TOTAL INVESTMENT IN BELVEDERE COMPANY
   (IDENTIFIED COST, $2,289,690,157)                                  $ 2,015,871,844
-------------------------------------------------------------------------------------

PARTNERSHIP PREFERENCE UNITS -- 2.4%

SECURITY                                           UNITS              VALUE
-------------------------------------------------------------------------------------
MHC Operating Limited Partnership, L.P.
(Illinois Limited Partnership affiliate of
Equity Lifestyle Properties, Inc.), 9%
Series D Cumulative Redeemable
Perpetual Preference Units, Callable
from 9/29/04+(1)                                          800,000     $    20,064,000

PSA Institutional Partners, L.P. (California
Limited Partnership affiliate of Public
Storage, Inc.), 6.40% Series NN Cumulative
Redeemable Perpetual Preferred Units,
Callable from 3/17/10+(1)                                 555,000          13,275,600

Sun Communities Operating L.P.
(Michigan Limited Partnership affiliate of
Sun Communities, Inc.), 8.875% Series A
Cumulative Redeemable Perpetual Preferred
Units, Callable from 9/29/04+(1)                        1,200,000          30,348,000
-------------------------------------------------------------------------------------

TOTAL PARTNERSHIP PREFERENCE UNITS
   (IDENTIFIED COST, $60,158,761)                                     $    63,687,600
-------------------------------------------------------------------------------------

OTHER REAL ESTATE INVESTMENTS -- 21.8%

DESCRIPTION                                                           VALUE
-------------------------------------------------------------------------------------
Bel Stamford(1)(2)                                                    $   278,000,000
Rental property(1)(3)                                                     298,506,000
Investment in management contracts(1)(4)                                    2,990,359
-------------------------------------------------------------------------------------

TOTAL OTHER REAL ESTATE INVESTMENTS
   (IDENTIFIED COST, $638,556,732)                                    $   579,496,359
-------------------------------------------------------------------------------------

SHORT-TERM INVESTMENTS -- 0.1%

                                                   PRINCIPAL
                                                   AMOUNT
                                                   (000'S
SECURITY                                           OMITTED)           VALUE
-------------------------------------------------------------------------------------
Investors Bank & Trust Company --
Time Deposit, 2.25%, 1/3/05                        $        1,700     $     1,700,000
-------------------------------------------------------------------------------------

TOTAL SHORT-TERM INVESTMENTS
   (AT AMORTIZED COST, $1,700,000)                                    $     1,700,000
-------------------------------------------------------------------------------------

TOTAL INVESTMENTS -- 100.0%
   (IDENTIFIED COST, $2,990,105,650)                                  $ 2,660,755,803
-------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

As of December 31, 2003

INVESTMENT IN BELVEDERE CAPITAL
FUND COMPANY LLC -- 75.8%

SECURITY                                           SHARES           VALUE
-------------------------------------------------------------------------------------
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)                                    12,559,085   $   1,966,911,184
-------------------------------------------------------------------------------------

TOTAL INVESTMENT IN BELVEDERE COMPANY
   (IDENTIFIED COST, $2,352,813,010)                                $   1,966,911,184
-------------------------------------------------------------------------------------

PARTNERSHIP PREFERENCE UNITS -- 16.4%

SECURITY                                           UNITS               VALUE
-------------------------------------------------------------------------------------
Bel Holdings, LLC+(1)(5)                                  236,138      $   23,872,204

Cabot Industrial Properties, L.P. (Delaware
Limited Partnership affiliate of Cabot
Industrial Trust), 8.625% Series B
Cumulative Redeemable Preferred Units,
Callable from 4/29/04+(1)                               1,300,000          67,379,000

Camden Operating, L.P. (Delaware Limited
Partnership affiliate of Camden Property
Trust), 7% Series B Cumulative Redeemable
Perpetual Preferred Units, Callable
from 12/2/08+(1)                                        2,530,000          61,377,800

Essex Portfolio, L.P. (California Limited
Partnership affiliate of Essex Property
Trust, Inc.), 7.875% Series B Cumulative
Redeemable Preferred Units, Callable
from 2/6/03+(1)(6)                                        325,000          15,659,215

Essex Portfolio, L.P. (California Limited
Partnership affiliate of Essex Property
Trust, Inc.), 9.30% Series D Cumulative
Redeemable Preferred Units, Callable
from 7/28/10+(1)                                        2,000,000          51,221,200

MHC Operating Limited Partnership
(Illinois Limited Partnership affiliate of
Manufactured Home Communities, Inc.),
9% Series D Cumulative Redeemable
Perpetual Preference Units, Callable
from 9/29/04+(1)                                          800,000          20,104,000

PSA Institutional Partners, L.P. (California
Limited Partnership affiliate of Public
Storage, Inc.), 9.50% Series N Cumulative
Redeemable Perpetual Preferred Units,
Callable from 3/17/05+(1)                               2,555,000          66,430,000

Prentiss Properties Acquisition Partners, L.P.
(Delaware Limited Partnership affiliate of
Prentiss Properties Trust), 8.30% Series B
Cumulative Redeemable Perpetual Preferred
Units, Callable from 6/25/03+(1)                          663,536          32,599,524

Price Development Company, L.P.
(Maryland Limited Partnership affiliate of
J.P. Realty, Inc.), 8.95% Series B
Cumulative Redeemable Preferred
Partnership Units, Callable
from 7/28/04+(1)                                          800,000      $   19,648,000

Regency Centers, L.P. (Delaware Limited
Partnership affiliate of Regency Realty
Corporation), 9.125% Series D
Cumulative Redeemable Preferred Units,
Callable from 9/29/04+(1)                                 150,000          15,349,500

Sun Communities Operating L.P.
(Michigan Limited Partnership affiliate of
Sun Communities, Inc.), 8.875%
Series A Cumulative Redeemable
Perpetual Preferred Units, Callable
from 9/29/04+(1)                                        2,000,000          51,140,000
-------------------------------------------------------------------------------------

TOTAL PARTNERSHIP PREFERENCE UNITS
   (IDENTIFIED COST, $376,394,227)                                     $  424,780,443
-------------------------------------------------------------------------------------

OTHER REAL ESTATE INVESTMENTS -- 7.1%

DESCRIPTION                                                            VALUE
-------------------------------------------------------------------------------------
Rental property(1)(3)                                                  $  185,138,810
-------------------------------------------------------------------------------------

TOTAL OTHER REAL ESTATE INVESTMENTS
   (IDENTIFIED COST, $229,939,890)                                     $  185,138,810
-------------------------------------------------------------------------------------

SHORT-TERM INVESTMENTS -- 0.7%

                                                   PRINCIPAL
                                                   AMOUNT
                                                   (000'S
SECURITY                                           OMITTED)         VALUE
-------------------------------------------------------------------------------------
Investors Bank & Trust Company --
Time Deposit, 1.01%, 1/2/04                        $       16,973   $      16,973,476
-------------------------------------------------------------------------------------

TOTAL SHORT-TERM INVESTMENTS
   (AT AMORTIZED COST, $161,973,476)                                $      16,973,476
-------------------------------------------------------------------------------------

TOTAL INVESTMENTS -- 100.0%
   (IDENTIFIED COST, $2,976,120,603)                                $   2,593,803,913
-------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

The following footnotes are for the years ended December 31, 2004 and December 31, 2003:

+ Security exempt from registration under the Securities Act of 1933. At December 31, 2004 and 2003, the value of these securities totaled $63,687,600 and $424,780,443, or 3.3% and 22.1% of net assets, respectively.
(1) Investment valued at fair value using methods determined in good faith by or at the direction of the manager of Belmar Realty Corporation.
(2)  Bel Stamford represents one office building located in Connecticut.
(3) At December 31, 2004, rental property represents twenty-three industrial distribution properties located in eight states. At December 31, 2003, rental property represents nineteen multi-family residential properties located in eight states. None of the values of the individual properties represent more than 5% of net assets, respectively.
(4)  See Note 5 -- Investment Transactions.
(5) The sole investment of Bel Holdings LLC is as follows: Vornado Realty, LP (Delaware Limited Partnership affiliate of Vornado Realty Trust), 7% Series D-10 Cumulative Redeemable Preferred Units, Callable from 11/17/08. See
     Note 1B.
(6)  On January 8, 2004, the call date was changed to 12/31/09.

                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                         DECEMBER 31, 2004   DECEMBER 31, 2003
----------------------------------------------------------------------------------------------
ASSETS

Investments, at value (identified cost, $2,990,105,650
  and $2,976,120,603, respectively)                      $   2,660,755,803   $   2,593,803,913
Cash                                                             6,789,395           6,605,096
Escrow deposits -- restricted                                           --           3,817,390
Open interest rate swap agreements, at value                     2,701,342           2,090,845
Distributions and interest receivable                                6,511           1,960,318
Other assets                                                     6,789,882           3,661,857
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $   2,677,042,933   $   2,611,939,419
----------------------------------------------------------------------------------------------

LIABILITIES

Loan payable -- Credit Facility                          $     290,000,000   $     513,000,000
Mortgages payable                                              455,098,913         161,157,192
Payable for Fund Shares redeemed                                        --           1,361,403
Distributions payable to minority shareholders                          --              16,800
Security deposits                                                  502,487             744,420
Swap interest payable                                              144,508             242,283
Notes payable to minority shareholder                                   --             565,972
Accrued expenses:
   Interest expense                                              1,903,452           1,423,780
   Property taxes                                                   30,839           3,281,589
   Other expenses and liabilities                                2,879,715           1,586,790
Minority interests in controlled subsidiaries                   15,995,521           7,947,333
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                        $     766,555,435   $     691,327,562
----------------------------------------------------------------------------------------------
NET ASSETS                                               $   1,910,487,498   $   1,920,611,857
----------------------------------------------------------------------------------------------

SHAREHOLDERS' CAPITAL                                    $   1,910,487,498   $   1,920,611,857
----------------------------------------------------------------------------------------------

FUND SHARES OUTSTANDING                                         20,880,411          22,261,334
----------------------------------------------------------------------------------------------

NET ASSET VALUE AND REDEMPTION PRICE PER SHARE           $           91.50   $           86.28
----------------------------------------------------------------------------------------------

                        See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                         DECEMBER 31, 2004    DECEMBER 31, 2003    DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------
INVESTMENT INCOME

Dividends allocated from Belvedere Company
 (net of foreign taxes, $410,963, $301,745
 and $230,203, respectively)                             $       31,399,615   $       25,889,334   $       23,452,669
Interest allocated from Belvedere Company                           136,313              410,423              677,946
Expenses allocated from Belvedere Company                       (11,656,198)         (10,585,603)         (11,284,744)
---------------------------------------------------------------------------------------------------------------------
Net investment income allocated from
 Belvedere Company                                       $       19,879,730   $       15,714,154   $       12,845,871
Distributions from Partnership Preference Units                  14,708,477           44,949,869           52,071,790
Rental income                                                    57,195,941           33,969,790           34,819,869
Interest                                                            633,453              272,669               77,305
Miscellaneous income                                                258,900                   --                   --
---------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                                  $       92,676,501   $       94,906,482   $       99,814,835
---------------------------------------------------------------------------------------------------------------------

EXPENSES

Investment advisory and administrative fees              $        7,948,234   $        7,049,704   $        7,647,360
Property management fees                                          1,359,591            1,342,305            1,375,915
Distribution and servicing fees                                   3,652,718            3,370,528            3,672,900
Interest expense on mortgages                                    28,190,253           14,303,813           14,882,677
Interest expense on Credit Facility                               8,260,789            8,670,248           13,623,896
Property and maintenance expenses                                10,854,510           11,853,270           11,756,824
Property taxes and insurance                                      5,475,612            4,696,646            4,734,164
Miscellaneous                                                     2,337,282            1,171,780              797,636
---------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                           $       68,078,989   $       52,458,294   $       58,491,372
---------------------------------------------------------------------------------------------------------------------
Deduct --
 Reduction of investment advisory and
   administrative fees                                   $        1,874,514   $        1,711,661   $        1,847,235
---------------------------------------------------------------------------------------------------------------------
NET EXPENSES                                             $       66,204,475   $       50,746,633   $       56,644,137
---------------------------------------------------------------------------------------------------------------------
Net investment income before minority
 interests in net income of controlled subsidiaries      $       26,472,026   $       44,159,849   $       43,170,698
Minority interests in net income of controlled
 subsidiaries                                                    (1,247,532)            (435,830)            (424,054)
---------------------------------------------------------------------------------------------------------------------

NET INVESTMENT INCOME                                    $       25,224,494   $       43,724,019   $       42,746,644
---------------------------------------------------------------------------------------------------------------------

REALIZED AND UNREALIZED GAIN (LOSS)

Net realized gain (loss) --
 Investment transactions, securities sold short
   and foreign currency transactions allocated from
   Belvedere Company (identified cost basis)             $       45,278,877   $       22,323,706   $       (1,023,197)
 Investment transactions (identified cost basis)                         --                   --             (763,095)
 Investment transactions in other investment
  (identified cost basis)                                                --                   --           (2,338,586)
 Investment transactions in Partnership Preference
  Units (identified cost basis)                                  45,834,076           39,965,989            5,116,279
 Investment transactions in other real
  estate (net of minority interests in realized loss
  of controlled subsidiaries of $(27,592,937), $0
  and $(476,023), respectively)                                 (19,408,521)                  --           (1,782,650)
 Interest rate swap agreements(1)                               (14,032,550)         (56,378,606)         (40,731,435)
---------------------------------------------------------------------------------------------------------------------
NET REALIZED GAIN (LOSS)                                 $       57,671,882   $        5,911,089   $      (41,522,684)
---------------------------------------------------------------------------------------------------------------------
Change in unrealized appreciation (depreciation) --
 Investments, securities sold short, and foreign
 currency allocated from Belvedere Company
 (identified cost basis)                                 $      112,083,513   $      343,808,846   $     (424,007,010)
 Investments in Partnership Preference Units
  (identified cost basis)                                       (44,857,377)         (12,322,752)          17,761,335
 Investments in other real estate (net of minority
  interests in unrealized appreciation (depreciation)
  of controlled subsidiaries of $1,505,726,
  $(1,889,589) and $(3,723,223), respectively)                  (15,764,223)         (18,480,109)          (8,518,155)
 Interest rate swap agreements                                      610,497           49,148,157           (2,818,002)
---------------------------------------------------------------------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)     $       52,072,410   $      362,154,142   $     (417,581,832)
---------------------------------------------------------------------------------------------------------------------
NET REALIZED AND UNREALIZED GAIN (LOSS)                  $      109,744,292   $      368,065,231   $     (459,104,516)
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS    $      134,968,786   $      411,789,250   $     (416,357,872)
---------------------------------------------------------------------------------------------------------------------

(1) Amounts include periodic payments made in connection with interest rate swap agreements of $11,595,294, $29,626,765 and $40,731,435, respectively
     (Note 2).

                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                         YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                         DECEMBER 31, 2004    DECEMBER 31, 2003    DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN NET ASSETS

Net investment income                                    $       25,224,494   $       43,724,019   $       42,746,644
Net realized gain (loss) from investment transactions,
 securities sold short, foreign currency, transactions
 and interest rate swap agreements                               57,671,882            5,911,089          (41,522,684)
Net change in unrealized appreciation (depreciation)
 of investments, securities sold short, foreign
 currency and interest rate swap agreements                      52,072,410          362,154,142         (417,581,832)
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS    $      134,968,786   $      411,789,250   $     (416,357,872)
---------------------------------------------------------------------------------------------------------------------
Transactions in Fund Shares --
 Net asset value of Fund Shares issued to Shareholders
   in payment of distributions declared                  $       10,101,552   $       18,603,373   $               --
 Net asset value of Fund Shares redeemed                       (129,608,009)         (90,690,145)         (72,096,456)
---------------------------------------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM FUND SHARE TRANSACTIONS  $     (119,506,457)  $      (72,086,772)  $      (72,096,456)
---------------------------------------------------------------------------------------------------------------------
Distributions --
 Distributions to Shareholders                           $      (25,586,688)  $      (39,320,426)  $               --
---------------------------------------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                      $      (25,586,688)  $      (39,320,426)  $               --
---------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN NET ASSETS                    $      (10,124,359)  $      300,382,052   $     (488,454,328)
---------------------------------------------------------------------------------------------------------------------

NET ASSETS

At beginning of year                                     $    1,920,611,857   $    1,620,229,805   $    2,108,684,133
---------------------------------------------------------------------------------------------------------------------
AT END OF YEAR                                           $    1,910,487,498   $    1,920,611,857   $    1,620,229,805
---------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                         DECEMBER 31, 2004    DECEMBER 31, 2003    DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH

Cash Flows From (For) Operating Activities --
Net increase (decrease) in net assets from operations    $      134,968,786   $      411,789,250   $     (416,357,872)
Adjustments to reconcile net increase (decrease) in
   net assets from operations to net cash flows from
   (for) operating activities --
   Net investment income allocated from Belvedere
     Company                                                    (19,879,730)         (15,714,154)         (12,845,871)
   (Increase) decrease in escrow deposits                          (504,789)             766,420            1,251,018
   Decrease in receivable for securities sold                            --           29,285,540                   --
   (Increase) decrease in other assets                           (1,003,263)             (52,977)             372,239
   Decrease in distributions and interest receivable              1,953,807              496,052            2,478,889
   (Decrease) increase in interest payable for open
     swap agreements                                                (97,775)          (1,454,186)             248,825
   Increase (decrease) in security deposits, accrued
     interest and accrued other expenses and liabilities          4,324,537           (1,110,446)          (1,104,644)
   (Decrease) increase in accrued property taxes                   (614,721)             138,152              108,785
   Purchases of Partnership Preference Units                   (108,352,710)         (75,672,618)                  --
   Proceeds from sales of Partnership Preference Units          470,422,252          228,888,304           60,076,602
   Proceeds from sale of common stock                                    --                   --           90,874,505
   Payments for investments in other real estate               (479,708,008)                  --          (67,401,013)
   Proceeds from sale of investment in other real estate        182,557,032                   --                   --
   Proceeds from other investments                                       --                   --           65,062,425
   Cash assumed in connection with acquisition of other
     real estate                                                     15,051                   --                   --
   Decrease in cash due to sale of other real estate             (1,297,376)                  --              (17,946)
   Decrease (increase) in short-term investments                 15,273,476          (16,973,476)           3,919,805
   Improvements to rental property                               (1,217,999)          (1,567,752)          (1,963,230)
   Net increase in investment in Belvedere Company                       --          (25,866,250)        (116,904,831)
   Interest incurred on interest rate swap agreements           (11,595,294)         (29,626,765)         (40,731,435)
   Payment for termination of interest rate swap
     agreements                                                  (2,437,256)         (26,751,841)                  --
   Minority interests in net income of controlled
     subsidiaries                                                 1,247,532              435,830              424,054
   Net realized gain (loss) from investment
     transactions, securities sold short, foreign
     currency transactions and interest rate swap
     agreements                                                 (57,671,882)          (5,911,089)          41,522,684
   Net change in unrealized (appreciation) depreciation
     of investments, securities sold short, foreign
     currency, and interest rate swap agreements                (52,072,410)        (362,154,142)         417,581,832
---------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                 $       74,309,260   $      108,943,852   $       26,594,821
---------------------------------------------------------------------------------------------------------------------
Cash Flows From (For) Financing Activities --
   Proceeds from Credit Facility                         $      347,000,000   $        3,500,000   $       61,000,000
   Repayment of Credit Facility                                (570,000,000)         (87,000,000)         (78,000,000)
   Proceeds from mortgage                                       215,000,000                   --                   --
   Repayments of mortgage                                        (5,174,535)          (1,304,708)          (1,237,423)
   Payments for Fund Shares redeemed                             (2,687,952)          (3,265,017)          (3,715,985)
   Payment on notes payable to minority shareholder                      --                   --             (134,028)
   Decrease in minority interest                                   (210,000)                  --                   --
   Distributions paid to Shareholders                           (15,485,136)         (20,717,053)                  --
   Distributions paid to minority shareholders                     (446,326)                  --              (16,800)
   Return of capital distributed to minority shareholder        (43,000,000)                  --                   --
   Capital contributed to controlled subsidiary                     878,988              298,926                   --
---------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FOR FINANCING ACTIVITIES                  $      (74,124,961)  $     (108,487,852)  $      (22,104,236)
---------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                     $          184,299   $          456,000   $        4,490,585
---------------------------------------------------------------------------------------------------------------------
CASH AT BEGINNING OF YEAR                                $        6,605,096   $        6,149,096   $        1,658,511
---------------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                      $        6,789,395   $        6,605,096   $        6,149,096
---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE AND NON-CASH INVESTING AND
  FINANCING ACTIVITIES

Interest paid on loan -- Credit Facility                 $        8,234,733   $        8,248,335   $       11,186,341
Interest paid on mortgages                               $       26,002,996   $       13,933,726   $       14,515,550
Interest paid on swap agreements                         $       11,693,069   $       31,080,951   $       40,482,610
Market value of securities distributed in payment of
  redemptions                                            $      128,281,460   $       86,063,725   $       68,380,471
Market value of common stock received from Belvedere
  Company                                                $               --   $               --   $      120,923,140
Market value of real property and other assets, net of
  current liabilities, assumed in conjunction with the
  acquisitions of other real estate                      $      840,381,023   $               --   $               --
Mortgages assumed in conjunction with acquisitions of
  other real estate                                      $      244,129,496   $               --   $               --
Market value of minority interests assumed in
  conjunction with the acquisitions of other real estate $      116,686,185   $               --   $               --
Market value of real property and other assets, net of
  current liabilities, disposed of in conjunction with
  the sale of other real estate                          $      379,783,597   $               --   $       10,281,661
Mortgage disposed of in conjunction with the sale of
  one multifamily property in other real estate          $      160,013,240   $               --   $       11,776,683
Market value of minority interests disposed of in
  conjunction with the sale of other real estate         $       40,158,768   $               --   $               --
---------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS
FINANCIAL HIGHLIGHTS

                                                         YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                         DECEMBER 31, 2004    DECEMBER 31, 2003    DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------
Net asset value -- Beginning of year                     $           86.280   $           69.870   $           87.370
---------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS

Net investment income(1)                                 $            1.170   $            1.905   $            1.803
Net realized and unrealized gain (loss)                               5.200               16.205              (19.303)
---------------------------------------------------------------------------------------------------------------------
TOTAL INCOME (LOSS) FROM OPERATIONS                      $            6.370   $           18.110   $          (17.500)
---------------------------------------------------------------------------------------------------------------------

DISTRIBUTIONS

Distributions to Shareholders                            $           (1.150)  $           (1.700)  $               --
---------------------------------------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                      $           (1.150)  $           (1.700)  $               --
---------------------------------------------------------------------------------------------------------------------
NET ASSET VALUE -- END OF YEAR                           $           91.500   $           86.280   $           69.870
---------------------------------------------------------------------------------------------------------------------
TOTAL RETURN(2)                                                        7.48%               26.48%              (20.03)%
---------------------------------------------------------------------------------------------------------------------

RATIOS AS PERCENTAGE OF AVERAGE NET ASSETS(3):

Expenses of Consolidated Real Property Subsidiaries
   Interest and other borrowing costs(4)                               1.47%                0.58%                0.64%
   Operating expenses(4)                                               0.94%                0.74%                0.78%
Belmar Capital Fund LLC Expenses
   Interest and other borrowing costs(5)(6)                            0.44%                0.51%                0.74%
   Investment advisory and administrative fees,
     servicing fees and other Fund operating expenses
     (5)(7)                                                            1.23%                1.17%                1.16%
                                                         ------------------------------------------------------------
Total expenses                                                         4.08%                3.00%                3.32%

Net investment income                                                  1.34%                2.55%                2.32%
---------------------------------------------------------------------------------------------------------------------

RATIOS AS PERCENTAGE OF AVERAGE GROSS ASSETS(3)(8):

Expenses of Consolidated Real Property Subsidiaries
   Interest and other borrowing costs(4)                               1.01%                0.41%                0.45%
   Operating expenses(4)                                               0.64%                0.52%                0.54%
Belmar Capital Fund LLC Expenses
   Interest and other borrowing costs(5)(6)                            0.30%                0.35%                0.52%
   Investment advisory and administrative fees,
     servicing fees and other Fund operating expenses
     (5)(7)                                                            0.86%                0.82%                0.82%
                                                         ------------------------------------------------------------
Total expenses                                                         2.81%                2.10%                2.33%

Net investment income                                                  0.93%                1.79%                1.63%
---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DATA

Net assets, end of year (000's omitted)                  $        1,910,487   $        1,920,612   $        1,620,230
Portfolio turnover of Tax-Managed Growth Portfolio
   (the Portfolio)                                                        3%                  15%                  23%
---------------------------------------------------------------------------------------------------------------------

(1)  Calculated using average shares outstanding.
(2) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested.
(3) For the purpose of calculating ratios, the income and expenses of Belmar Realty Corporation's (Belmar Realty's) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belmar Realty.
(4) Includes Belmar Realty's proportional share of expenses incurred by its majority-owned subsidiaries.
(5) Includes the expenses of Belmar Capital Fund LLC (Belmar Capital) and Belmar Realty. Does not include expenses of the real estate subsidiaries majority-owned by Belmar Realty.
(6) Ratios do not include interest incurred in connection with the interest rate swap agreements. Had such amounts been included, ratios would be higher.
(7) Includes Belmar Capital's share of Belvedere Company's allocated expenses, including those expenses allocated from the Portfolio.
(8) Average Gross Assets is defined as the average daily amount of all assets of Belmar Capital (including Belmar Capital's interest in Belvedere Company and Belmar Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries (Note 1)), without reduction by any liabilities. For this purpose, the assets of Belmar Realty controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belmar Realty.

                 See notes to consolidated financial statements

BELMAR CAPITAL FUND LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    ORGANIZATION

A INVESTMENT OBJECTIVE -- Belmar Capital Fund LLC (Belmar Capital) is a Delaware limited liability company established to offer diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belmar Capital is to achieve long-term, after-tax returns for Belmar Capital shareholders (Shareholders). Belmar Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the state of New York. Belmar Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Company), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belmar Capital and Belvedere Company is directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Company, Belmar Capital invests in real estate assets through a controlled subsidiary, Belmar Realty Corporation (Belmar Realty). Such investments include income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly-traded real estate investment trusts (REITs) and interests in leasehold improvements held through Bel Stamford Investors LLC (Bel Stamford) and joint ventures that are controlled subsidiaries of Belmar Realty.

B SUBSIDIARIES -- Belmar Realty invests directly and indirectly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, Bel Alliance Apartments, LLC (Bel Apartments) (for the period in which Belmar Realty held an interest in Bel Apartments), Bel Stamford, Brazos Property Trust (Brazos) and Cimmaron Property Trust (Cimmaron) (for the period in which Belmar Realty held an interest in Cimmaron). At December 31, 2003, Belmar Realty's investments in Partnership Preference Units were held directly except for its indirect investment in Partnership Preference Units of Vornado Realty, LP (a Delaware Limited Partnership) which was held through its 29.6% investment in Bel Holdings LLC. Vornado Realty, LP is the sole investment of Bel Holdings LLC. At December 31, 2004, Belmar Realty did not hold an interest in Bel Holdings LLC.

Belmar Realty -- Belmar Capital owns 100% of the common stock issued by Belmar Realty and intends to hold all of Belmar Realty's common stock at all times. Additionally, 2,100 shares of preferred stock of Belmar Realty are outstanding at December 31, 2004 and 2003.

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

Bel Apartments -- Bel Apartments, a majority-owned subsidiary of Belmar Realty since September 2000, sold all of its multifamily residential properties (represented by 19 multifamily residential properties consisting of 5,403 units (collectively the Bel Apartment Properties) located in eight states, to an affiliate of the Bel Apartments minority shareholder (the Bel Apartments Minority Shareholder) in October 2004. Concurrent with this sale, Belmar Realty acquired the outstanding minority interest in Bel Apartments for a nominal amount. Prior to acquiring the interest of the Bel Apartments Minority Shareholder Belmar Realty owned 100% of the Class A units of Bel Apartments, representing 60% of the voting interests in Bel Apartments, and the Bel Apartments Minority Shareholder owned 100% of the Class B units, representing 40% of the voting interests in Bel Apartments. The primary distinctions between the two classes of units are the distribution priority and voting rights. Class A units have priority in distributions and greater voting rights than Class B units. In December 2004, Belmar Realty sold its interest in Bel Apartments to another fund advised by Boston Management and Research (Boston Management). Belmar Realty did not own an interest in Bel Apartments at December 31, 2004.

Bel  Stamford  -- Bel  Stamford,  a  wholly-owned  subsidiary  of Belmar  Realty
acquired  in  January  2004,   owns  a  100%  indirect   interest  in  leasehold
improvements of an office building and attached facilities in Stamford, Connecticut. The real property is leased to a single tenant on a triple net lease basis (Net Leased Property) pursuant to a non-cancelable, fixed term operating lease expiring in December 2017, with options to extend for renewal periods extending no later than December 2057. The Net Leased Property is 100% leased at December 31, 2004.

Brazos -- On May 3, 2004, Belmar Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Brazos. On June 30, 2004, Brazos acquired a majority interest in four industrial distribution properties located in two states (Tennessee and North Carolina). On August 4, 2004, Brazos acquired an additional nineteen industrial distribution properties located in six states (Florida, Indiana, New Jersey, Ohio, Pennsylvania and South Carolina). On December 31, 2004, Brazos owns twenty-three industrial distribution properties located in eight states (New Jersey, Pennsylvania, Indiana, Florida, South Carolina, North Carolina, Tennessee and Ohio). The average occupancy rate was approximately 85% at December 31, 2004. Belmar Realty owns 100% of the Class A shares of Brazos, representing 80% of the voting interests in Brazos and a minority shareholder (the Brazos Minority Shareholder) owns 100% of the Class B shares, representing 20% of the voting interests in Brazos. The Class B equity interest is recorded as a minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Class A shares have priority in distributions and greater voting rights than Class B shares. From and after August 4, 2014, either Belmar Realty or the Brazos Minority Shareholder may cause a liquidation of Brazos and, if Belmar Realty makes that election, the Brazos Minority Shareholder has the right either to purchase the shares of Brazos owned by Belmar Realty or to acquire the assets of Brazos, in either case at a price determined through an appraisal of the assets of Brazos.

Cimmaron -- On May 3, 2004, Belmar Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Cimmaron. On June 30, 2004, Cimmaron acquired a majority interest in four industrial distribution properties located in four states (Tennessee, Georgia, Texas and Ohio). On August 4, 2004, Cimmaron acquired an additional twenty industrial distribution properties located in five states (Florida, New Jersey, Ohio, Pennsylvania and South Carolina). On September 29, 2004, Belmar Realty sold its interest in Cimmaron to another investment fund advised by Boston Management. Prior to selling its interest Belmar Realty owned 100% of the Class A shares of Cimmaron, representing 60% of the voting interests in Cimmaron and a minority shareholder (the Cimmaron Minority Shareholder) owned 100% of the Class B shares, representing 40% of the voting interests in Cimmaron. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Class A shares have priority in distributions and greater voting rights than Class B shares. Belmar Realty did not own an interest in Cimmaron at December 31, 2004.

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

A PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Belmar Capital and its majority owned subsidiaries. Belmar Capital and Belmar Realty consolidate all investments in affiliates in which their ownership exceeds 50 percent. The accompanying consolidated financial statements include the accounts of Belmar Capital and Belmar Realty and may also include Bel Stamford, Bel Apartments, Brazos and Cimmaron (collectively, the
Fund). All material intercompany accounts and transactions have been eliminated.

B BASIS OF PRESENTATION -- Belmar Capital is an investment company and, as such, presents its assets at fair value. Fixed liabilities are generally stated at their principal value.

C INVESTMENT COSTS -- The Fund's investment assets were principally acquired through contributions of common stock by Shareholders in exchange for Shares of the Fund, through purchases of Partnership Preference Units and other real estate investments, and through contributions of real estate investments by each respective Minority Shareholder in exchange for cash and a minority interest in controlled subsidiaries. Upon receipt of common stock from Shareholders, Belmar Capital immediately exchanged the contributed securities into Belvedere Company for shares thereof, and Belvedere Company, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The initial cost at which the Fund's investments of contributed securities is carried in the consolidated financial statements is the value of the contributed securities as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Company is the same as the contributing Shareholders' basis in securities contributed to the Fund. The initial tax and financial reporting basis of the Fund's investment in Partnership Preference Units and other real estate investments purchased by the Fund is the purchase cost. The initial cost at which the Fund's investment in real estate contributed is carried in the consolidated financial statements is the market value on contribution date. The initial tax basis of real estate investments contributed is the contributor's tax basis at the time of contribution or the fair value at the time of contribution, depending on the taxability of the contribution.

D INVESTMENT AND OTHER VALUATIONS -- The Fund's investments may consist of shares of Belvedere Company, Partnership Preference Units, real property investments and short-term debt securities. Belvedere Company's only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein.

Additionally, the Fund has entered into interest rate swap agreements (Note 7). The valuation policy followed by the Fund, Belvedere Company and the Portfolio is as follows:

Securities listed on a U.S. securities exchange generally are valued at the last sale price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices therefore on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ National Market generally are valued at the official NASDAQ closing price. Unlisted or listed securities for which closing sales prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices or, in the case of preferred equity securities held by the Portfolio that are not listed or traded in the over-the-counter market, by an independent pricing service. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded or, in the absence of sales on such date, at the mean between the latest bid and asked prices therefore. Futures positions on securities and currencies generally are valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. If short-term debt securities were acquired with a remaining maturity of more than 60 days, their amortized cost value will be based on their value on the sixty-first day prior to maturity. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. Foreign securities and currencies are valued in U.S. dollars, based on foreign currency exchange rate quotations supplied by an independent quotation service. The daily valuation of foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair value as of the close of regular trading on the New York Stock Exchange (NYSE). When valuing foreign equity securities that meet certain criteria, the Trustees have approved the use of a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the securities held by the Portfolio. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees of the Portfolio considering relevant factors, data and information including the market value of freely tradable securities of the same class in the principal market on which such securities are normally traded. Interest rate swap agreements are valued by Boston Management, as investment adviser of Belmar Capital, based upon dealer and counterparty quotes and pricing models which take into consideration the market trading prices of interest rate swap agreements that have similar terms to the interest rate swap agreements the Fund has entered.

Market prices for the Fund's real estate investments (including Partnership Preference Units, joint ventures and Net Leased Properties) are not readily available and therefore they are stated in the Fund's consolidated financial statements at estimated fair value. The estimated fair value of an investment represents the amount at which Boston Management (as manager of Belmar Realty) believes the investment could be sold in a current transaction between willing parties in an orderly disposition, that is, other than in a forced or liquidation sale. In valuing these investments, Boston Management considers relevant factors, data and information. With respect to investments in Partnership Preference Units, Boston Management considers information from dealers and similar firms with knowledge of such issues and/or the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments, other than Partnership Preference Units, are primarily valued based upon independent valuations (ie, appraisals), that represent the amount at which Boston Management believes the investments could be sold in a current transaction between willing parties and assume an orderly disposition, that is, other than in a forced or liquidation sale. Detailed real property valuations are performed at least annually and reviewed periodically. When a property has not been appraised (such as when a propety has been recently acquired), Boston Management determines the estimated fair value of the property based on the transaction value of the property, which equals the total acquisition cost of the property, exclusive of certain legal and transaction costs. Once an appraisal of a property has been conducted, Boston Management bases the estimated fair value of the property principally on the estimated value as determined by the appraiser. Appraisals of newly acquired properties are conducted in the year following the acquisition. Interim valuations of properties may be adjusted to reflect significant changes in economic circumstances or recent evaluations of similar properties, and the results of operations and distributions. The equity value of each real estate joint venture between Belmar Realty and the respective Minority Shareholder is estimated using a financial model that considers (i) the terms of the joint venture agreements relating to allocation of distributable cash flow, (ii) the expected duration of the joint venture; and (iii) the projected property values and cash flows from the properties based on estimates used in the independent valuations. If detailed real property valuations have not been performed on every property within a joint venture (such as when a joint venture recently acquired the properties) then Boston Management allocates equity interest based on the contractual ownership interest of Belmar Realty and the respective Minority Shareholder. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances or recent independent evaluations of similar properties. The valuation of real estate investments includes many assumptions, including, but not limited to, a current transaction between willing parties and an orderly disposition of assets. If the assumptions used to value a real estate investment change, it may materially impact the estimated fair value of that investment.

If a rental property securing a mortgage note payable has an estimated fair value lower than the outstanding principal balance, the mortgage note payable may be adjusted to the estimated fair value of the property securing the mortgage note. No such adjustments have been made to mortgage notes payable at December 31, 2004 and 2003.

Changes in the fair value of the Fund's investments are recorded as unrealized appreciation or depreciation in the Consolidated Statements of Operations.

E INTEREST RATE SWAPS -- Belmar Capital has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, Belmar Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments from the counterparty at a predetermined spread to one-month or three-months LIBOR. Net interest paid and accrued or received and earned is recorded as realized gains or losses and changes in the underlying values of the swaps are recorded as unrealized appreciation (depreciation), each in the Consolidated Statements of Operations. Belmar Capital is exposed to credit loss in the event of non-performance by the swap counterparty. Risks may arise from the unanticipated movements in the value of interest rates.

F RENTAL OPERATIONS -- The apartment units held by Bel Apartments (for the period during which Belmar Realty maintained an interest in Bel Apartments) were leased to residents generally for a term averaging approximately one year, with monthly payments due in advance.

Bel Stamford holds an interest in leasehold improvements leased to a single tenant on a triple net lease basis pursuant to a non-cancelable, fixed-term operating lease expiring in December 2017, with options to extend for renewal periods extending no later than December 2057. During the initial lease term the rental income from the office building and attached facilities, together with any related payments received, are expected to equal the payments due under the mortgage.

The properties held by Brazos and Cimmaron (for the period during which Belmar Realty maintained an interest in Cimmaron) are leased under fixed long-term operating leases. At December 31, 2004, the minimum lease payments expected to be received by Bel Stamford and Brazos from leases with lease periods greater than one year are as follows:

TWELVE MONTHS ENDING DECEMBER 31,               AMOUNT
--------------------------------------------------------------
2005                                            $   47,970,113
2006                                                35,887,793
2007                                                35,207,628
2008                                                33,039,222
2009                                                30,154,702
Thereafter                                         183,203,797
--------------------------------------------------------------
                                                $  365,463,255
--------------------------------------------------------------

The mortgage escrow accounts consisted of deposits for real estate taxes, insurance, reserve for replacements and capital repairs that were required under the mortgage agreements. The mortgage escrow accounts were held and controlled by the mortgage lenders (Note 8).

Certain of the costs incurred in connection with acquisitions of properties have been capitalized. Significant betterments and improvements are capitalized as part of real property.

G INCOME -- Dividend income and distributions from Partnership Preference Units are recorded on the ex-dividend date and interest income is recorded on the accrual basis. Rental income is recorded on the accrual basis based upon the terms of the lease agreements.

Belvedere Company's net investment income or loss consists of Belvedere Company's pro rata share of the net investment income or loss of the Portfolio, less all actual or accrued expenses of Belvedere Company, determined in accordance with accounting principles generally accepted in the United States of America. The Fund's net investment income or loss consists of the Fund's pro rata share of the net investment income or loss of Belvedere Company, plus all income earned on the Fund's direct and indirect investments (including
Partnership Preference Units and real property), less all actual and accrued expenses of the Fund determined in accordance with accounting principles generally accepted in the United States of America.

H DEFERRED COSTS -- Mortgage origination expenses incurred in connection with the financing of real estate joint ventures are capitalized and amortized over the terms of the respective loans. Deferred loan costs are included in other assets and amortization expense is included in interest expense in the accompanying consolidated financial statements.

I INCOME TAXES -- Belmar Capital, Belvedere Company and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belmar Capital, Belvedere Company and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The policy of Belmar Realty, Bel Apartments, Brazos and Cimmaron (for the period during which Belmar Realty maintained an interest in Bel Apartments and Cimmaron) is to comply with the Internal Revenue Code of 1986, as amended, applicable to REITs. Belmar Realty and Brazos will generally not be subject to federal income tax to the extent that they distribute their earnings to their stockholders each year and maintain their qualification as a REIT. Bel Stamford is a single member liability company treated as pass-through entity for federal tax purposes.

Net investment income and capital gains determined in accordance with income tax regulations may differ from such amounts determined in accordance with generally accepted accounting principles. Such differences could be significant and are primarily due to differences in the cost basis of securities and other contributed investments, depreciation on real estate assets, periodic payments made in connection with interest rate swap agreements and the character of distributions received from REITs and Partnership Preference Units.

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

3    DISTRIBUTIONS TO SHAREHOLDERS

Belmar  Capital  intends  to  distribute  at the end of each  year,  or  shortly thereafter, all of its net investment income for the year, if any, and approximately 18% of its net realized capital gains for such year (reduced during the year ended December 31, 2003 from 22% to reflect the reduction in federal long-term capital gains tax rates), if any, other than precontribution gains allocated to a Shareholder in connection with a tender offer or other extraordinary event with respect to a security contributed by that Shareholder or such Shareholder's predecessor in interest. In addition, whenever a distribution in respect of a precontribution gain is made, Belmar Capital intends to make a supplemental distribution to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and supplemental distributions. Capital gain distributions that are made with respect to realized precontribution gains and the associated supplemental distributions (collectively, Special Distributions) are made solely to the Shareholders to whom such realized precontribution gain is allocated. There were no Special Distributions paid or accrued during the years ended December 31, 2004, 2003 and 2002.

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

In addition, Belmar Realty and Brazos intend to distribute substantially all of their taxable income earned by the respective entities during the year.

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

4    SHAREHOLDER TRANSACTIONS

Belmar Capital may issue an unlimited number of full and fractional Fund Shares. Transactions in Fund Shares were as follows:

                                             YEAR ENDED        YEAR ENDED        YEAR ENDED
                                             DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                             2004              2003              2002
-----------------------------------------------------------------------------------------------
Issued to Shareholders electing to receive
  payment of distributions in Fund Shares           118,507           253,148                --
Redemptions                                      (1,499,430)       (1,182,492)         (943,826)
-----------------------------------------------------------------------------------------------
NET DECREASE                                     (1,380,923)         (929,344)         (943,826)
-----------------------------------------------------------------------------------------------

Redemptions of Fund Shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of Fund Shares redeemed. The redemption fee is paid to Eaton Vance Distributors, Inc. (EV Distributors) by Belmar Capital on behalf of the redeeming Shareholder. No charge is levied on redemptions of Fund Shares acquired through the reinvestment of distributions, Fund Shares redeemed in connection with a taxable tender offer or other taxable corporate event or Fund Shares redeemed following the death of all of the initial holders of the Fund Shares redeemed. In addition, no fee applies to redemptions made pursuant to a Systematic Redemption Plan, whereby a Shareholder can redeem up to 2% of Fund Shares held on a quarterly basis. For the year ended December 31, 2004, EV Distributors did not receive redemption fees. For the years ended December 31, 2003 and 2002, EV Distributors received $340,087 and $293,328 in redemption fees, respectively.

Shareholders in Belmar Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. At December 31, 2004 and 2003, the Preferred Shares were valued at $91.50 and $86.28, respectively, and the Common Shares had no value. The existence of restructured Fund Shares does not adversely affect Shareholders who do not make an election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

5    INVESTMENT TRANSACTIONS

The following table summarizes the Fund's investment transactions other than short-term obligations for the years ended December 31, 2004, 2003 and 2002:

                                             YEAR ENDED       YEAR ENDED       YEAR ENDED
                                             DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
INVESTMENT TRANSACTION                       2004             2003             2002
---------------------------------------------------------------------------------------------
Increases in investment in
 Belvedere Company                           $           --   $   25,000,000   $  246,297,586
Decreases in investment in
 Belvedere Company(1)                        $  128,281,460   $   85,197,475   $  318,696,366
Acquisition of other real
 property(2)(3)                              $  479,708,008   $           --   $           --
Sale of other real
 property(3)(4)                              $  182,557,032   $           --   $           --
Sale of common stock(1)                      $           --   $           --   $  120,160,045
Sale of other investments(5)                 $           --   $           --   $   65,062,425
Purchases of Partnership
 Preference Units(6)                         $  108,352,710   $   75,672,618   $           --
Sales of Partnership
 Preference Units(7)                         $  470,422,252   $  228,888,304   $   60,076,602
---------------------------------------------------------------------------------------------

(1) Included in decreases in investment in Belvedere Company for the year ended December 31, 2002 is the receipt of common stock through a redemption-in-kind of $120,923,140. Belmar Capital subsequently sold the common stock during the year ended December 31, 2002 recognizing a loss of $763,095.

(2) In January 2004, Belmar Realty purchased indirect investments in real property through its wholly-owned subsidiary, Bel Stamford for $16,058,060.

(3) On June 30, 2004 and August 4, 2004 Belmar Realty purchased indirect investments in real property through two controlled subsidiaries, Brazos and Cimmaron, for $7,791,240 and $298,641,468 and $16,407,819 and
     $140,809,421, respectively (Note 1). On September 29, 2004, Belmar sold its interest in Cimmaron to another fund advised by Boston Management for proceeds of $159,062,857 for which a gain of $908,060 was recognized on the transaction.

(4)  In May  2004,  Bel  Apartments  agreed  to  sell  all  of  its  multifamily residential properties to an affiliate of the Bel Apartments Minority Shareholder. In October 2004, the sale transaction was completed and Bel Apartments received proceeds of $23,494,175 as consideration for all of its interest in the multifamily properties and did not retain any contingent liabilities associated with the mortgage debt secured by the properties or other liabilities. The Fund recognized a loss of $19,408,521 on this transaction. Concurrent with this sale, Belmar Realty acquired the outstanding minority interest in Bel Apartments for a nominal amount. In December 2004, the Fund sold its remaining interest in Bel Apartments to another fund advised by Boston Management and recognized a gain of $433,833 which is included in the net gains recognized from sales of Partnership Preference Units (included below in note 7). In June 2002, a multifamily residential property owned by Bel Apartments was sold to an affiliate of the Bel Apartments Minority Shareholder. Belmar Capital recognized a loss of $1,782,650, net of the minority interest in such loss of $476,023.
     (5)During the year ended December 31, 2002, Belmar Capital purchased $67,401,012 of other investments and subsequently sold the investments recognizing a loss of $2,338,586.

(6) Purchases of Partnership Preference Units for the years ended December 31, 2004, and 2003 represent purchases of Partnership Preference Units purchased from other investment funds advised by Boston Management. There were no purchases of Partnership Preference Units for the year ended December 31, 2002.

(7) Sales of Partnership Preference Units for the years ended December 31, 2004, 2003, and 2002 include Partnership Preference Units sold to other investment funds advised by Boston Management for which net gains of $33,340,051, $7,239,933 and $5,116,279 were recognized, respectively.

A portion of the Fund's indirect investment in Brazos represents a partial interest in certain property management contracts. Other interested parties to the property management contracts include an affiliate of the Brazos Minority Shareholder. This partial interest provides for Brazos to receive cash flows from management fees and certain other fees over the life of the contracts in amounts that exceed certain preferred payments to other interested parties. The estimated value of Brazos's interest in the management contracts is $2,990,359. Such value is estimated based upon discounting expected cash flows over the terms of the agreements. The value of such interests will be reviewed at least annually however will be adjusted when there has been a significant change in economic circumstances since the most recent valuation.

6    INDIRECT INVESTMENT IN THE PORTFOLIO

The following table summarizes the Fund's investment in the Portfolio through Belvedere Company, for the years ended December 31, 2004, 2003 and 2002, including allocations of income, expenses, and net realized and unrealized gains (losses) for the years then ended:

                                             YEAR ENDED          YEAR ENDED          YEAR ENDED
                                             DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                             2004                2003                2002
-----------------------------------------------------------------------------------------------------
Belvedere Company's interest in the
 Portfolio(1)                                $  12,806,516,230   $  11,100,012,615   $  8,753,268,522

The Fund's investment in Belvedere
 Company(2)                                  $   2,015,871,844   $   1,966,911,184   $  1,645,261,953

Income allocated to Belvedere Company
 from the Portfolio                          $     189,728,234   $     143,671,130   $    123,096,851

Income allocated to the Fund from
 Belvedere Company                           $      31,535,928   $      26,299,757   $     24,130,615

Expenses allocated to Belvedere Company
 from the Portfolio                          $      51,953,817   $      43,085,940   $     42,648,896

Expenses allocated to the Fund from
 Belvedere Company(3)                        $      11,656,198   $      10,585,603   $     11,284,744

Net realized gain (loss) from investment
 transactions, securities sold short and
 foreign currency transactions allocated
 to Belvedere Company from the
 Portfolio                                   $     276,250,393   $     128,352,887   $     (2,190,956)

Net realized gain (loss) from investment
 transactions, securities sold short and
 foreign currency transactions allocated
 to the Fund from Belvedere Company          $      45,278,877   $      22,323,706   $     (1,023,197)

Net change in unrealized appreciation
 (depreciation) of investments, securities
 sold short and foreign currency allocated
 to Belvedere Company from the Portfolio     $     691,783,587   $   1,892,271,872   $ (2,139,304,336)

Net change in unrealized appreciation
 (depreciation) of investments, securities
 sold short and foreign currency allocated
 to the Fund from Belvedere Company          $     112,083,513   $     343,808,846   $   (424,007,010)
-----------------------------------------------------------------------------------------------------

(1) As of December 31, 2004, 2003 and 2002 the value of Belvedere Company's interest in the Portfolio represents 66.9%, 63.0% and 60.1% of the Portfolio's net assets, respectively. (2) As of December 31, 2004, 2003 and 2002, the Fund's investment in Belvedere Company represents 15.7%, 17.7%, and 18.8% of Belvedere Company's net assets, respectively. (3) Allocated expenses include $8,676,304, $7,893,121 and $8,418,124 of expenses allocated from the Portfolio, operating expenses of $71,305, $75,431 and $71,205 and service fees of $2,908,588, $2,617,051 and $2,795,415, for the years ended December 31, 2004, 2003 and 2002, respectively (Note 9).

7    INTEREST RATE SWAP AGREEMENTS

Belmar Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at December 31, 2004 and 2003 are listed below.

                                                INITIAL               UNREALIZED     UNREALIZED
            NOTIONAL                            OPTIONAL   FINAL      APPRECI-       APPRECI-
            AMOUNT                              TERMI-     TERMI-     ATION AT       ATION AT
EFFECTIVE   (000'S      FIXED       FLOATING    NATION     NATION     DECEMBER 31,   DECEMBER 31,
DATE        OMITTED)    RATE        RATE        DATE       DATE       2004           2003
-------------------------------------------------------------------------------------------------
                                    LIBOR +
06/04       $ 279,760   4.875%        0.00%      --        6/12       $         --*  $         --

                                    LIBOR +
02/04          58,363    4.90%        0.20%     8/04       6/10            129,965             --

                                    LIBOR +
10/03          58,363    4.95%        0.20%     2/04       6/10                 --**      133,207

                                    LIBOR +
10/03          55,831   4.875%        0.20%     4/04       6/10            136,605        154,214

                                    LIBOR +
10/03          43,010   4.755%        0.20%     7/04       6/10            203,743        163,545

                                    LIBOR +
10/03          56,978   4.695%        0.20%     9/04       6/10            341,914        232,978

                                    LIBOR +
10/03          64,418   4.565%        0.20%     3/05       6/10            581,263        316,702

                                    LIBOR +
10/03         110,068   3.973%        0.20%      --        6/10          1,307,852      1,090,199
-------------------------------------------------------------------------------------------------
                                                                      $  2,701,342   $  2,090,845
-------------------------------------------------------------------------------------------------

* On May 3, 2004, Belmar Capital entered into a forward interest rate swap agreement with Merrill Lynch Capital Services, Inc. in anticipation of its investment in controlled subsidiaries, Brazos and Cimmaron, for the purpose of hedging Belmar Realty's proportionate share of the interest rate of substantially all of the expected fixed-rate mortgage financing of the real property over the expected 8-year term. Such agreement was terminated in July 2004 and the Fund realized a loss of $2,437,256 upon termination.

**   Agreement was terminated on the Initial Optional Termination Date.

On October 1, 2003, new interest rate swap agreements were entered into to fix a portion of the cost of Belmar Capital's borrowings under the Credit Facility (Note 8B) established on June 30, 2003. Concurrently, all interest rate swap agreements outstanding on September 30, 2003 were terminated, resulting in realized losses of $26,751,841.

8    DEBT

A MORTGAGES -- Rental property held by Belmar Realty's controlled subsidiaries, Bel Apartments (during the period which Belmar Realty maintained an interest in Bel Apartments), Brazos and Bel Stamford, is financed through mortgages issued to the controlled subsidiaries. The mortgages held by Bel Apartments were secured by the rental property, mortgage loan deposit accounts, including all subaccounts thereunder, and an assignment of certain leases and rents, and were without recourse to Belmar Capital and Belmar Realty. The mortgage debt obligation of Brazos is secured by all of the Brazos properties and is generally without recourse to the other assets of Belmar Capital and Belmar Realty. The mortgage debt obligation of a controlled subsidiary of Bel Stamford is generally without recourse to Belmar Capital, Belmar Realty and Shareholders.

The estimated fair value of the aggregate rental property securing the loans was $576,506,000 and $185,138,810 at December 31, 2004 and 2003, respectively.
Amounts outstanding at December 31, 2004 and 2003 are as follows:

                              MONTHLY
                   ANNUAL     PRINCIPAL      BALANCE AT          BALANCE AT
MATURITY           INTEREST   AND INTEREST   DECEMBER 31,        DECEMBER 31,
DATE               RATE       PAYMENT        2004                2003
-------------------------------------------------------------------------------
October 1, 2010        8.58%  $    165,866   $           --(1)   $   20,950,165
October 1, 2010        8.54%       458,550               --(1)       58,120,436
October 1, 2010        8.54%       207,681               --(1)       26,323,618
October 1, 2010        8.55%       364,480               --(1)       46,158,028
October 1, 2027        7.68%        73,293               --(1)        9,604,945
October 11, 2016       6.00%     1,513,419      225,751,737(2)               --
January 1, 2013        6.29%        90,893       14,347,176(3)               --
November 1, 2012       5.40%       967,500      215,000,000(4)               --
-------------------------------------------------------------------------------
                                             $  455,098,913      $  161,157,192
-------------------------------------------------------------------------------

(1) Upon the sale of Bel Apartment's interest in the Bel Apartment Properties in October 2004, Bel Apartment did not retain any contingent liabilities associated with the mortgage debt secured by the properties.

(2) In January 2004, a wholly-owned subsidiary of Belmar Realty, Bel Stamford, assumed a mortgage note to finance its interest in leasehold improvements of an office building and attached facilities. The mortgage note balance at the date of the transaction was $229,674,914.

(3) In connection with the acquisition of real properties on June 30, 2004, Brazos assumed an existing mortgage note with a principal balance of $14,454,582. Principal and interest payments are due monthly with a balloon payment of $12,395,774 due on January 1, 2013.

(4) On October 21, 2004, Brazos obtained first mortgage financing for its investment in real properties in the amount of $215,000,000. Interest payments are due monthly, starting November 1, 2004, with the unpaid principal due on November 1, 2012.

Principal payments due under the mortgage notes for the years subsequent to December 31, 2004 are as follows:

YEAR ENDING DECEMBER 31,         AMOUNT
------------------------------------------------
2005                             $     4,747,863
2006                                   5,045,286
2007                                   5,361,371
2008                                   5,660,549
2009                                   6,051,877
Thereafter                           428,231,967
------------------------------------------------
                                 $   455,098,913
------------------------------------------------

The estimated market value of the mortgage notes payable is approximately $463,100,000 and $182,000,000 at December 31, 2004 and 2003, respectively. The mortgage notes payable cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty or without the sale of the rental property financed by the mortgage notes payable. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable or sell the related rental property prior to the maturity date. The market value of the mortgages are based on estimates using discounted cash flow analysis and currently prevailing rates. Considerable judgment is necessary in interpreting market data to develop estimates of market value. The use of different assumptions or estimation methodologies may have a material effect on the estimated market value.

B CREDIT FACILITY -- On June 30, 2003, Belmar Capital refinanced its credit facility with Citicorp North America, Inc. with two new credit arrangements with DrKW Holdings, Inc. (DrKW) and Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) (collectively, the Credit Facility). The Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belmar Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Stamford and Brazos.

The credit arrangement with DrKW is a term loan facility that accrues interest at a rate of one-month LIBOR plus 0.20% per annum.

The credit arrangement with Merrill Lynch is a revolving loan facility in the amount of $118,500,000, including the ability to issue letters of credit up to $10,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. Belmar Capital pays all fees associated with issuing the letters of credit.

In August 2004, Belmar Capital made borrowings under its credit arrangement with Merrill Lynch in the amount of $118,500,000. At that time, Belmar Capital also increased the amount available with Merrill Lynch under a temporary arrangement (the Temporary Arrangement) by $213,500,000 and borrowed that amount. Belmar Capital used the proceeds from these borrowings to finance the Fund's investment in Brazos and Cimmaron (Note 5). The borrowing under the Temporary Arrangement accrued interest at a rate of one-month LIBOR plus 0.90% and was for a term of sixty days, subject to a thirty-day extension. Any unused amount of the increase pertaining to the Temporary Arrangement was subject to a commitment fee of 0.10% per annum.

On October 21, 2004, Brazos obtained first mortgage financing for its investment in real properties in the amount of $215,000,000. The proceeds from this financing were distributed to Belmar Realty and the Brazos Minority Shareholder in accordance with their equity interests. Belmar Realty's proceeds from this transaction along with other funds available were used to repay Belmar Capital's borrowings under the Temporary Arrangement as well as a portion of other borrowings under the Credit Facility. Pursuant to its terms, the Temporary Arrangement expired on October 29, 2004.

The following table summarizes Belmar Capital's Credit Facility.

                                               AT DECEMBER 31, 2004   AT DECEMBER 31, 2003
------------------------------------------------------------------------------------------
Total amount available under Credit Facility   $        408,500,000   $        631,500,000
DrKW borrowings outstanding                    $        290,000,000   $        513,000,000
Merrill Lynch borrowings outstanding           $                 --   $                 --
Outstanding letters of credit                  $                 --   $                 --
------------------------------------------------------------------------------------------

Borrowings under the Credit Facility have been used to purchase the Fund's interests in real estate investments, to pay organizational costys and selling expenses and to provide for the liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes.

C NOTES PAYABLE -- The Bel Apartments Minority Shareholder loaned $600,000 and $100,000 to Bel Apartments in November and December 2001, respectively. Interest on the notes was payable at a rate of 10% per annum. The remaining principal balance of the notes plus accrued interest thereon was due in August 2004 and December 2004. At December 31, 2003, the aggregate principal amount outstanding under the notes was $565,972. At December 31, 2003, total interest payable to the Bel Apartments Minority Shareholder was $101,403.

Belmar Realty also loaned $900,000 and $150,000 to Bel Apartments in August and December 2001, respectively. Interest on the notes was payable at a rate of 10% per annum. The remaining principal balance of the notes plus accrued interest thereon was due in August 2004 and December 2004. At December 31, 2003, the aggregate principal amount outstanding under the notes was $866,708. At December 31, 2003 total interest payable to Belmar Realty was $155,286. All balances and transactions related to the notes made by Belmar Realty have been eliminated through consolidation of the financial statements.

In October 2004, the liability of Bel Apartments for such notes payable was relieved upon the sale of Bel Apartments interests in the multifamily properties (Note 5).

9    MANAGEMENT FEE AND OTHER TRANSACTIONS WITH AFFILIATES

Belmar Capital and the Portfolio have engaged Boston Management as investment adviser. Under the terms of the advisory agreement with the Portfolio, Boston Management receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. Certain of the advisory fee rate reductions are pursuant to an agreement between the portfolio's Board of Trustees and Boston Management. Those reductions may not be changed without Trustee and interestholder approval. For the years ended December 31, 2004, 2003 and 2002, the advisory fee applicable to the Portfolio was 0.43%, 0.44% and 0.44% of average daily net assets, respectively.

In addition, Boston Management is, subject to the fee cap described below, entitled to receive a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross assets of Belmar Capital. The term "gross assets" with respect to Belmar Capital is defined to include the current value of all of Belmar Capital's assets including Belmar Capital's interest in Belvedere Company and Belmar Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries, without reduction by any liabilities. Belmar Realty pays Boston Management a monthly management fee at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belmar Realty. The term "gross assets" with respect to Belmar Realty is defined to include the current value of all assets of Belmar Realty, including Belmar Realty's ratable share of the assets of its controlled subsidiaries, without reduction by any liabilities. For this purpose, the assets of Belmar Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belmar Realty.

Eaton  Vance   Management  and  Boston   Management  do  not  receive   separate
compensation for serving as manager of Belmar Capital and manager of Belvedere Company, respectively.

As compensation for its services as Placement Agent, Belmar Capital pays Eaton Vance Distributors (EV Distributors) a monthly distribution fee at a rate of 1/120 of 1% (equivalent to 0.10% annually) of Belmar Capital's average daily net assets.

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

Pursuant to a servicing agreement between Belvedere Company and EV Distributors, Belvedere Company pays a servicing fee to EV Distributors for providing certain services and information to Shareholders. With respect to Shareholders who subscribe through a subagent, EV Distributors assigns servicing responsibilities and fees to the applicable subagent beginning twelve months after the issuance of Fund Shares to such persons. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Company's average daily net assets. Pursuant to a servicing agreement between Belmar Capital and EV Distributors,

Belmar Capital pays a servicing fee to EV Distributors on a quarterly basis at an annual rate of 0.25% of Belmar Capital's average daily net assets, less Belmar Capital's allocated share of the servicing fee payable by Belvedere Company.

Management services for the real property held by Bel Apartments, Brazos and Cimmaron (for the period during which Belmar Realty maintained interest in Bel Apartments and Cimmaron) are provided by an affiliate of each respective entity's Minority Shareholder (Note 1B). Each management agreement provides for a management fee and allows for reimbursement of payroll and other direct expenses incurred by the managers in conjunction with managing each respective entity's properties (Note 1B). In addition to the fees noted above, an affiliate of the Brazos Minority Shareholder also receives a REIT administration fee.

The table below sets forth the fees, paid or payable by, or allocable to, the Fund and Belmar Realty for the years ended December 31, 2004, 2003 and 2002 in connection with the services rendered by Eaton Vance, its affiliates, and affiliates of Belmar Realty's controlled subsidiaries.

                                   YEAR ENDED       YEAR ENDED       YEAR ENDED
                                   DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                   2004             2003             2002
-----------------------------------------------------------------------------------
Advisory fee allocated to
 Belvedere Company from
 the Portfolio                     $   50,252,861   $   41,671,111   $   41,180,780
Advisory fee allocated to the
 Fund from Belvedere Company       $    8,392,976   $    7,634,035   $    8,125,471
Advisory fee and administrative
 fee and management fee
 incurred directly by the
 Fund                              $    7,948,234   $    7,049,704   $    7,647,360
Distribution fees                  $    1,874,514   $    1,711,661   $    1,847,235
Reduction of advisory and
 administrative fees               $    1,874,514   $    1,711,661   $    1,847,235
Servicing fees of Belvedere
 Company                           $   17,418,515   $   14,288,579   $   14,167,556
Servicing fees allocated to the
 Fund from Belvedere Company       $    2,908,588   $    2,617,051   $    2,795,415
Servicing fees incurred directly
 by the Fund                       $    1,778,204   $    1,658,867   $    1,825,665
Servicing fees paid or accrued to
 subagents                         $    4,676,253   $    4,268,598   $    4,606,555
Property management fees           $    1,359,591   $    1,342,305   $    1,375,915
REIT administration fee            $      319,454   $           --   $           --
-----------------------------------------------------------------------------------

10   SEGMENT INFORMATION

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belmar Capital invests in real estate assets through its subsidiary Belmar Realty. Belmar Realty invests directly and indirectly in Partnership Preference Units and in real property through controlled subsidiaries, Bel Apartments, Bel Stamford, Brazos and Cimmaron (for the period during which Belmar Capital maintained an interest in Bel Apartments and Cimmaron) (Note 1 and Note 5).

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

                                   TAX-
                                   MANAGED
FOR THE YEAR ENDED                 GROWTH           REAL
DECEMBER 31, 2004                  PORTFOLIO*       ESTATE           TOTAL
-----------------------------------------------------------------------------------
Revenue                            $   19,879,730   $   72,201,124   $   92,080,854
Interest expense
 on mortgages                                  --      (28,190,253)     (28,190,253)
Interest expense on
 Credit Facility                       (1,652,158)      (4,873,866)      (6,526,024)
Operating expenses                     (1,684,719)     (23,969,912)     (25,654,631)
Minority interest in net income
 of controlled subsidiaries                    --       (1,247,532)      (1,247,532)
-----------------------------------------------------------------------------------

NET INVESTMENT INCOME              $   16,542,853   $   13,919,561   $   30,462,414
Net realized gain                      45,278,877       12,393,005       57,671,882
Net change in unrealized
 appreciation (depreciation)          112,083,513      (60,011,103)      52,072,410
-----------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN
 NET ASSETS FROM OPERATIONS
 OF REPORTABLE SEGMENTS            $  173,905,243   $  (33,698,537)  $  140,206,706
-----------------------------------------------------------------------------------

                                   TAX-
                                   MANAGED
FOR THE YEAR ENDED                 GROWTH           REAL
DECEMBER 31, 2003                  PORTFOLIO*       ESTATE           TOTAL
-----------------------------------------------------------------------------------
Revenue                            $   15,714,154   $   78,922,925   $   94,637,079
Interest expense on mortgages                  --      (14,303,813)     (14,303,813)
Interest expense on Credit
 Facility                              (1,040,430)      (7,109,603)      (8,150,033)
Operating expenses                     (1,277,920)     (22,735,245)     (24,013,165)
Minority interest in net income
 of controlled subsidiary                      --         (435,830)        (435,830)
-----------------------------------------------------------------------------------

NET INVESTMENT INCOME              $   13,395,804   $   34,338,434   $   47,734,238
Net realized gain (loss)               22,323,706      (16,412,617)       5,911,089
Net change in unrealized
 appreciation (depreciation)          343,808,846       18,345,296      362,154,142
-----------------------------------------------------------------------------------

NET INCREASE IN NET ASSETS
 FROM OPERATIONS OF
 REPORTABLE SEGMENTS               $  379,528,356   $   36,271,113   $  415,799,469
-----------------------------------------------------------------------------------

                                   TAX-
                                   MANAGED
FOR THE YEAR ENDED                 GROWTH           REAL
DECEMBER 31, 2002                  PORTFOLIO*       ESTATE           TOTAL
-----------------------------------------------------------------------------------
Revenue                            $   12,845,871   $   86,920,215   $   99,766,086
Interest expense on mortgages                  --      (14,882,677)     (14,882,677)
Interest expense on Credit
 Facility                                (136,239)     (12,806,462)     (12,942,701)
Operating expenses                     (1,246,862)     (22,848,604)     (24,095,466)
Minority interest in net income
 of controlled subsidiary                      --         (424,054)        (424,054)
-----------------------------------------------------------------------------------

NET INVESTMENT INCOME              $   11,462,770   $   35,958,418   $   47,421,188
Net realized loss                      (1,786,292)     (37,397,806)     (39,184,098)
Net change in unrealized
 appreciation (depreciation)         (424,007,010)       6,425,178     (417,581,832)
-----------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN NET
 ASSETS FROM OPERATIONS OF
 REPORTABLE SEGMENTS               $ (414,330,532)  $    4,985,790   $ (409,344,742)
-----------------------------------------------------------------------------------

The following tables reconcile the reported segment information reported to the consolidated financial statements for the periods indicated:

                                                    YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                    DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                    2004              2003              2002
-------------------------------------------------------------------------------------------------------
Revenue:
   Revenue from reportable
     segments                                       $    92,080,854   $    94,637,079   $    99,766,086
   Unallocated amounts:
      Interest earned on cash not invested in the
        Portfolio or in subsidiaries                        595,647           269,403            48,749
-------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                       $    92,676,501   $    94,906,482   $    99,814,835
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in net assets from
  operations:
   Net increase (decrease) in net assets from
      operations of reportable segments             $   140,206,706   $   415,799,469   $  (409,344,742)
   Unallocated investment income:
      Interest earned on cash not invested in the
        Portfolio or in subsidiaries                        595,647           269,403            48,749
   Unallocated expenses(1):
      Realized loss                                              --                --        (2,338,586)
      Distribution and servicing fees                    (3,652,718)       (3,370,528)       (3,672,900)
      Interest expense on Credit Facility                (1,734,765)         (520,215)         (681,195)
      Audit, tax and legal fees                            (326,449)         (279,016)         (242,914)
      Other operating expenses                             (119,635)         (109,863)         (129,284)
-------------------------------------------------------------------------------------------------------
TOTAL NET INCREASE (DECREASE) IN NET ASSETS FROM
  OPERATIONS                                        $   134,968,786   $   411,789,250   $  (416,357,872)
-------------------------------------------------------------------------------------------------------

(1) Unallocated expenses represent costs incurred that pertain to the overall operation of Belmar Capital, and do not pertain to either operating segment.

                                                    TAX-
                                                    MANAGED
                                                    GROWTH            REAL
AT DECEMBER 31, 2004                                PORTFOLIO*        ESTATE            TOTAL
-------------------------------------------------------------------------------------------------------
Segments assets                                     $ 2,015,871,844   $   658,486,334   $ 2,674,358,178
Segment liabilities                                      86,014,107       670,844,012       756,858,119
-------------------------------------------------------------------------------------------------------
NET ASSETS (LIABILITIES) OF REPORTABLE SEGMENTS     $ 1,929,857,737   $   (12,357,678)  $ 1,917,500,059
-------------------------------------------------------------------------------------------------------

                                                    TAX-
                                                    MANAGED
                                                    GROWTH            REAL
AT DECEMBER 31, 2003                                PORTFOLIO*        ESTATE            TOTAL
-------------------------------------------------------------------------------------------------------
Segment assets                                      $ 1,966,911,184   $   623,035,741   $ 2,589,946,925
Segment liabilities                                      87,378,722       549,380,252       636,758,974
-------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                   $ 1,879,532,462   $    73,655,489   $ 1,953,187,951
-------------------------------------------------------------------------------------------------------

* Belmar Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The  following  table  reconciles  the  reported  segment   information  to  the
consolidated financial statements for the periods indicated:

                                       DECEMBER 31, 2004   DECEMBER 31, 2003
----------------------------------------------------------------------------
Net assets:
 Net assets of reportable segments     $   1,917,500,059   $   1,953,187,951
 Unallocated amounts:
   Cash(1)                                       984,755           5,019,018
   Short-term investments(1)                   1,700,000          16,973,476
   Loan payable -- Credit Facility(2)         (9,454,900)        (54,357,683)
   Other liabilities                            (242,416)           (210,905)
----------------------------------------------------------------------------
TOTAL NET ASSETS                       $   1,910,487,498   $   1,920,611,857
----------------------------------------------------------------------------

(1) Unallocated cash and short-term investments represent cash and cash equivalents not currently invested in the Portfolio or real estate assets.

(2) Unallocated amount of loan payable - Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

11   SUBSEQUENT EVENT (UNAUDITED)

On January 27, 2005, the Fund made a distribution of $1.12 per share to Shareholders of record on January 26, 2005

BELMAR CAPITAL FUND LLC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS OF BELMAR CAPITAL FUND LLC AND SUBSIDIARIES

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated portfolio of investments, of Belmar Capital Fund LLC and subsidiaries, (collectively, the Fund) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for each of the three years in the period ended December 31, 2004. These financial statements and the financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2004 and 2003 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2004 and 2003, and the results of its operations, the changes in its net assets, its cash flows, and the financial highlights for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 11, 2005

BELMAR CAPITAL FUND LLC
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Eaton Vance Management ("Eaton Vance"), as manager of Belmar Capital Fund LLC (the "Fund"), with the participation of the Fund's Chief Executive Officer and Chief Financial Officer, (collectively referred to in this report as "management") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act. The Fund's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

During the second quarter of 2004, the Fund acquired an interest in a new real estate joint venture, Brazos Property Trust ("Brazos"). As of December 31, 2004, Brazos owned 23 industrial distribution properties located in 7 states. Management concluded that it was not possible to conduct an assessment of internal control over financial reporting of Brazos. Brazos represents approximately 11.7% of the Fund's consolidated total assets and 10.0% of the total investment income as of and for the period ended December 31, 2004. In accordance with guidance from the staff of the Securities and Exchange Commission, management intends to include an assessment of internal control over financial reporting of Brazos in its report on internal control over financial reporting for the fiscal year ended December 31, 2005.

Management assessed the effectiveness of the Fund's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment and those criteria, management believes that the Fund maintained effective internal control over financial reporting as of December 31, 2004.

The  Fund's  independent   registered  public  accounting  firm  has  issued  an
attestation report on management's assessment of the Fund's internal control over financial reporting. That report appears on the following page.

March 11, 2005

BELMAR CAPITAL FUND LLC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS OF BELMAR CAPITAL FUND LLC AND SUBSIDIARIES

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Belmar Capital Fund LLC and subsidiaries (the "Fund") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Brazos Property Trust, which was acquired on June 30, 2004. Brazos Property Trust represents approximately 11.7% of the Fund's consolidated total assets and 10.0% of the total investment income as of and for the period ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Brazos Property Trust. The Fund's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Fund and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 11, 2005

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2004
PORTFOLIO OF INVESTMENTS

COMMON STOCKS -- 99.8%

SECURITY                                                             SHARES         VALUE
------------------------------------------------------------------------------------------------------
AEROSPACE AND DEFENSE -- 2.8%

Boeing Company (The)                                                      796,801   $       41,250,388
General Dynamics                                                          735,000           76,881,000
Honeywell International, Inc.                                             277,798            9,836,827
Northrop Grumman Corp.                                                  3,497,103          190,102,519
Raytheon Company                                                          340,663           13,227,944
Rockwell Collins, Inc.                                                    190,614            7,517,816
Teledyne Technologies Incorporated(1)                                       6,117              180,023
United Technologies Corp.                                               1,897,601          196,117,063
------------------------------------------------------------------------------------------------------
                                                                                    $      535,113,580
------------------------------------------------------------------------------------------------------

AIR FREIGHT AND LOGISTICS -- 2.9%

FedEx Corporation                                                       2,106,578   $      207,476,867
Robinson (C.H.) Worldwide, Inc.                                         1,098,233           60,973,896
United Parcel Service, Inc. Class B                                     3,401,734          290,712,188
------------------------------------------------------------------------------------------------------
                                                                                    $      559,162,951
------------------------------------------------------------------------------------------------------

AIRLINES -- 0.0%

Southwest Airlines, Inc.                                                  294,642   $        4,796,772
------------------------------------------------------------------------------------------------------
                                                                                    $        4,796,772
------------------------------------------------------------------------------------------------------

AUTO COMPONENTS -- 0.2%

ArvinMeritor, Inc.                                                          8,000   $          178,960
Borg-Warner Automotive, Inc.                                              381,499           20,665,801
Dana Corp.                                                                 25,000              433,250
Delphi Automotive Systems Corp.                                             6,199               55,915
Johnson Controls, Inc.                                                    234,164           14,855,364
Visteon Corp.                                                               9,828               96,020
------------------------------------------------------------------------------------------------------
                                                                                    $       36,285,310
------------------------------------------------------------------------------------------------------

AUTOMOBILES -- 0.1%

DaimlerChrysler AG                                                          7,000   $          336,350
Ford Motor Co.                                                            145,050            2,123,532
General Motors Corp.                                                       13,492              540,490
Harley-Davidson, Inc.                                                     140,700            8,547,525
Honda Motor Co. Ltd. ADR                                                   20,000              521,200
------------------------------------------------------------------------------------------------------
                                                                                    $       12,069,097
------------------------------------------------------------------------------------------------------

BEVERAGES -- 4.0%

Anheuser-Busch Companies, Inc.                                          4,421,625   $      224,309,036
Brown-Forman Corp. Class A                                                547,732           27,802,876
Brown-Forman Corp. Class B                                                 45,820   $        2,230,518
Coca-Cola Company (The)                                                 3,442,924          143,328,926
Coca-Cola Enterprises, Inc.                                             1,756,930           36,631,991
PepsiCo., Inc.                                                          6,267,913          327,185,059
------------------------------------------------------------------------------------------------------
                                                                                    $      761,488,406
------------------------------------------------------------------------------------------------------

BIOTECHNOLOGY -- 1.7%

Amgen, Inc.(1)                                                          4,060,747   $      260,496,920
Applera Corp. - Celera Genomics Group(1)                                   26,000              357,500
Biogen Idec Inc.(1)                                                        11,200              746,032
Genzyme Corp. - General Division(1)                                       564,926           32,805,253
Gilead Sciences, Inc.(1)                                                  115,482            4,040,715
Incyte Pharmaceuticals, Inc.(1)                                            14,294              142,797
Invitrogen Corp.(1)                                                       429,910           28,859,858
Vertex Pharmaceuticals, Inc.(1)                                            13,000              137,410
------------------------------------------------------------------------------------------------------
                                                                                    $      327,586,485
------------------------------------------------------------------------------------------------------

BUILDING PRODUCTS -- 1.0%

American Standard Companies, Inc.(1)                                      977,738   $       40,400,134
Masco Corporation                                                       4,157,854          151,886,407
Water Pik Technologies(1)                                                   2,141               37,960
------------------------------------------------------------------------------------------------------
                                                                                    $      192,324,501
------------------------------------------------------------------------------------------------------

CAPITAL MARKETS -- 4.1%

Affiliated Managers Group(1)                                               20,520   $        1,390,025
Bank of New York Co., Inc. (The)                                          402,028           13,435,776
Bear Stearns Companies, Inc.                                               88,001            9,003,382
Credit Suisse Group(1)                                                    155,136            6,521,607
Federated Investors, Inc.                                               1,666,768           50,669,747
Franklin Resources, Inc.                                                1,462,116          101,836,379
Goldman Sachs Group, Inc.                                                 832,738           86,638,062
Investors Financial Services Corp.                                        453,428           22,662,331
Knight Trading Group, Inc.(1)                                           1,750,000           19,162,500
Legg Mason, Inc.                                                           26,461            1,938,533
Lehman Brothers Holdings, Inc.                                             99,493            8,703,648
Mellon Financial Corporation                                              221,912            6,903,682
Merrill Lynch & Co., Inc.                                               2,108,147          126,003,946
Morgan Stanley Dean Witter & Co.                                        4,737,998          263,053,649
Northern Trust Corp.                                                      368,571           17,905,179
Nuveen Investments Class A                                                150,000            5,920,500
Piper Jaffray Companies, Inc.(1)                                           41,059            1,968,779
Price (T. Rowe) Group, Inc.                                               191,743           11,926,415

                        See notes to financial statements

SECURITY                                                             SHARES         VALUE
------------------------------------------------------------------------------------------------------
CAPITAL MARKETS (CONTINUED)

Raymond James Financial, Inc.                                             147,337   $        4,564,500
Schwab (Charles) & Co.                                                    857,261           10,252,842
State Street Corp.                                                        131,670            6,467,630
UBS AG                                                                     63,392            5,314,785
Waddell & Reed Financial, Inc., Class A                                   340,438            8,133,064
------------------------------------------------------------------------------------------------------
                                                                                    $      790,376,961
------------------------------------------------------------------------------------------------------

CHEMICALS -- 1.0%

Airgas, Inc.                                                              353,715   $        9,376,985
Arch Chemicals, Inc.                                                        4,950              142,461
Bayer AG ADR                                                               40,000            1,359,200
Dow Chemical Co. (The)                                                    247,183           12,238,030
DuPont (E.I.) de Nemours & Co.                                          1,328,903           65,182,692
Ecolab, Inc.                                                              258,423            9,078,400
MacDermid, Inc.                                                            61,937            2,235,926
Monsanto Company                                                           19,181            1,065,505
Olin Corp.                                                                  9,900              217,998
PPG Industries, Inc.                                                       23,542            1,604,623
Rohm and Haas, Co.                                                          2,601              115,042
RPM, Inc.                                                                  70,138            1,378,913
Sigma-Aldrich Corp.                                                       630,897           38,144,033
Solutia Inc.(1)                                                            20,293               23,743
Valspar Corp.                                                             818,316           40,923,983
------------------------------------------------------------------------------------------------------
                                                                                    $      183,087,534
------------------------------------------------------------------------------------------------------

COMMERCIAL BANKS -- 8.6%

AmSouth Bancorporation                                                    626,715   $       16,231,919
Associated Banc-Corp                                                    1,061,378           35,248,363
Bank of America Corporation                                             4,845,034          227,668,148
Bank of Hawaii Corp.                                                       69,735            3,538,354
Bank of Montreal                                                          267,204           12,863,201
Banknorth Group, Inc.                                                      10,000              366,000
BB&T Corp.                                                              1,826,737           76,814,291
Canadian Imperial Bank of Commerce                                        100,000            6,026,000
City National Corp.                                                       273,260           19,305,819
Colonial Bancgroup, Inc. (The)                                            253,936            5,391,061
Comerica, Inc.                                                            331,589           20,233,561
Commerce Bancshares, Inc.                                                 155,154            7,788,731
Compass Bancshares, Inc.                                                  301,339           14,666,169
Fifth Third Bancorp                                                     1,355,381           64,082,414
First Citizens BancShares, Inc.                                            30,600            4,536,450
First Financial Bancorp                                                    47,933              838,828
First Horizon National Corp.                                              155,551   $        6,705,804
First Midwest Bancorp, Inc.                                               815,329           29,588,289
Hibernia Corp. Class A                                                    187,345            5,528,551
HSBC Holdings PLC ADR                                                     592,965           50,485,040
Huntington Bancshares, Inc.                                               586,532           14,534,263
Keycorp                                                                   625,951           21,219,739
M&T Bank Corp.                                                             47,419            5,113,665
Marshall & Ilsley Corp.                                                   629,932           27,842,994
National City Corp.                                                     1,677,060           62,973,603
North Fork Bancorporation, Inc.                                         1,785,892           51,522,984
PNC Bank Corp.                                                            156,003            8,960,812
Popular, Inc.                                                               1,432               41,285
Regions Financial Corp.                                                 2,282,030           81,217,448
Royal Bank of Canada                                                      349,353           18,669,424
Royal Bank of Scotland Group PLC                                           50,837            1,707,348
S&T Bancorp, Inc.                                                         100,000            3,769,000
Societe Generale                                                          809,647           81,960,387
Southwest Bancorporation of Texas, Inc.                                 1,255,140           29,232,211
SunTrust Banks, Inc.                                                    1,307,505           96,598,469
Synovus Financial Corp.                                                 1,345,581           38,456,705
TCF Financial Corporation                                                  72,500            2,330,150
U.S. Bancorp                                                            5,276,270          165,252,776
Valley National Bancorp                                                   164,652            4,552,628
Wachovia Corp.                                                          2,239,760          117,811,376
Wells Fargo & Company                                                   2,391,184          148,612,086
Westamerica Bancorporation                                                268,474           15,654,719
Whitney Holding Corp.                                                     347,200           15,620,528
Zions Bancorporation                                                      250,076           17,012,670
------------------------------------------------------------------------------------------------------
                                                                                    $    1,638,574,263
------------------------------------------------------------------------------------------------------

COMMERCIAL SERVICES AND SUPPLIES -- 2.0%

Allied Waste Industries, Inc.(1)                                        1,674,390   $       15,538,339
Apollo Group, Inc. Class A(1)                                              18,411            1,485,952
Avery Dennison Corp.                                                    1,157,598           69,421,152
Banta Corp.                                                                42,341            1,895,183
Block (H&R), Inc.                                                         732,354           35,885,346
Cendant Corp.                                                             549,359           12,844,013
Century Business Services, Inc.(1)                                        185,000              806,600
Cintas Corp.                                                            1,399,270           61,371,982
Consolidated Graphics, Inc.(1)                                             70,215            3,222,869
Deluxe Corporation                                                         32,000            1,194,560
Donnelley (R.R.) & Sons Co.                                                91,260            3,220,565
Equifax, Inc.                                                              80,000            2,248,000

                        See notes to financial statements

SECURITY                                                             SHARES         VALUE
------------------------------------------------------------------------------------------------------
COMMERCIAL SERVICES AND SUPPLIES (CONTINUED)

Gevity HR, Inc.                                                            78,125   $        1,606,250
HNI Corp.                                                               1,470,565           63,307,823
Hudson Highland Group, Inc.(1)                                             11,581              333,533
Ikon Office Solutions, Inc.                                                83,040              959,942
Imagistics International Inc.(1)                                              809               27,231
Laureate Education Inc.(1)                                                520,213           22,936,191
Manpower, Inc.                                                              2,000               96,600
Miller (Herman) Inc.                                                      541,800           14,969,934
Monster Worldwide Inc.(1)                                                 154,426            5,194,891
Navigant Consulting, Inc.(1)                                              463,017           12,316,252
Pitney Bowes, Inc.                                                         42,343            1,959,634
School Specialty Corp.(1)                                                  49,197            1,897,036
ServiceMaster Co.                                                       1,224,880           16,891,095
Steelcase Inc.                                                            123,000            1,702,320
Waste Management, Inc.                                                  1,145,998           34,311,180
------------------------------------------------------------------------------------------------------
                                                                                    $      387,644,473
------------------------------------------------------------------------------------------------------

COMMUNICATIONS EQUIPMENT -- 1.2%

3Com Corp.(1)                                                             873,949   $        3,644,367
ADC Telecommunications, Inc.(1)                                           301,164              807,119
Alcatel S.A. ADR(1)                                                        43,728              683,469
Avaya, Inc.(1)                                                             56,571              973,021
Ciena Corp.(1)                                                            380,378            1,270,463
Cisco Systems, Inc.(1)                                                  4,475,139           86,370,183
Comverse Technology, Inc.(1)                                              375,922            9,191,293
Corning, Inc.(1)                                                        3,645,380           42,906,123
Enterasys Networks, Inc.(1)                                                55,945              100,701
JDS Uniphase Corp.(1)                                                      52,451              166,270
Lucent Technologies, Inc.(1)                                              555,464            2,088,545
Motorola, Inc.                                                            980,426           16,863,327
Nokia Corp., Class A, ADR                                               2,050,478           32,130,990
Nortel Networks Corp.(1)                                                1,135,030            3,961,255
Qualcomm, Inc.                                                            758,638           32,166,251
Riverstone Networks, Inc.(1)                                               28,706               30,572
Tellabs, Inc.(1)                                                          110,405              948,379
------------------------------------------------------------------------------------------------------
                                                                                    $      234,302,328
------------------------------------------------------------------------------------------------------

COMPUTERS AND PERIPHERALS -- 3.4%

Dell Inc.(1)                                                            4,460,429   $      187,962,478
EMC Corp.(1)                                                            1,388,652           20,649,255
Gateway, Inc.(1)                                                           95,621              574,682
Hewlett-Packard Co.                                                     1,094,183           22,945,018
International Business Machines Corp.                                   2,426,216   $      239,176,373
Lexmark International Group, Inc.(1)                                    1,804,885          153,415,225
McData Corp., Class A(1)                                                   17,982              107,173
Network Appliance, Inc.(1)                                                488,000           16,211,360
Palmone, Inc.(1)                                                           65,230            2,058,007
Sun Microsystems, Inc.(1)                                                 366,670            1,972,685
------------------------------------------------------------------------------------------------------
                                                                                    $      645,072,256
------------------------------------------------------------------------------------------------------

CONSTRUCTION AND ENGINEERING -- 0.1%

Dycom Industries, Inc.(1)                                                 149,711   $        4,569,180
Jacobs Engineering Group, Inc.(1)                                         229,985           10,990,983
------------------------------------------------------------------------------------------------------
                                                                                    $       15,560,163
------------------------------------------------------------------------------------------------------

CONSTRUCTION MATERIALS -- 0.1%

CRH plc                                                                   329,450   $        8,812,801
Vulcan Materials Company                                                  184,512           10,076,200
------------------------------------------------------------------------------------------------------
                                                                                    $       18,889,001
------------------------------------------------------------------------------------------------------

CONSUMER FINANCE -- 1.2%

American Express Co.                                                      772,583   $       43,550,504
Capital One Financial Corp.                                             1,411,152          118,833,110
MBNA Corporation                                                          456,002           12,854,696
Providian Financial Corp.(1)                                              457,296            7,531,665
SLM Corp.                                                                 905,499           48,344,592
------------------------------------------------------------------------------------------------------
                                                                                    $      231,114,567
------------------------------------------------------------------------------------------------------

CONTAINERS AND PACKAGING -- 0.1%

Bemis Co.                                                                 295,186   $        8,586,961
Caraustar Industries, Inc.(1)                                             167,599            2,819,015
Sealed Air Corp.(1)                                                        37,014            1,971,736
Sonoco Products Co.                                                       160,690            4,764,459
Temple-Inland, Inc.                                                        57,962            3,964,601
------------------------------------------------------------------------------------------------------
                                                                                    $       22,106,772
------------------------------------------------------------------------------------------------------

DISTRIBUTORS -- 0.1%

Genuine Parts Company                                                     323,060   $       14,234,024
------------------------------------------------------------------------------------------------------
                                                                                    $       14,234,024
------------------------------------------------------------------------------------------------------

DIVERSIFIED FINANCIAL SERVICES -- 1.7%

Citigroup Inc.                                                          4,110,278   $      198,033,194
Finova Group, Inc.(1)                                                     175,587               28,094

                        See notes to financial statements

SECURITY                                                             SHARES         VALUE
------------------------------------------------------------------------------------------------------
DIVERSIFIED FINANCIAL SERVICES (CONTINUED)

ING groep, N.V. ADR                                                       257,281   $        7,782,750
Moody's Corp.                                                              67,543            5,866,110
Morgan (J.P.) Chase & Co.                                               2,952,221          115,166,141
------------------------------------------------------------------------------------------------------
                                                                                    $      326,876,289
------------------------------------------------------------------------------------------------------

DIVERSIFIED TELECOMMUNICATION SERVICES -- 2.1%

Alltel Corp.                                                            1,632,558   $       95,929,108
AT&T Corp.                                                                495,955            9,452,902
BCE, Inc.                                                               3,400,000           82,042,000
BellSouth Corp.                                                           455,705           12,664,042
Cincinnati Bell Inc.(1)                                                   169,013              701,404
Citizens Communications Co.                                                13,568              187,103
Deutsche Telekom AG(1)                                                  2,006,790           45,513,997
McLeodUSA(1)                                                               21,974               15,821
PTEK Holdings, Inc.(1)                                                     28,000              299,880
Qwest Communications International, Inc.(1)                                59,924              266,063
RSL Communications Ltd.(1)(2)                                             247,161                    0
SBC Communications, Inc.                                                1,464,924           37,751,091
Sprint Corp. - FON Group                                                  101,903            2,532,290
Talk America Holdings, Inc.(1)                                              9,703               64,234
Telefonos de Mexico ADR                                                 2,000,000           76,640,000
Verizon Communications                                                  1,050,565           42,558,388
------------------------------------------------------------------------------------------------------
                                                                                    $      406,618,323
------------------------------------------------------------------------------------------------------

ELECTRIC UTILITIES -- 0.3%

Ameren Corp.                                                                5,000   $          250,700
American Electric Power, Inc.                                                 960               32,966
Exelon Corp.                                                            1,002,000           44,158,140
PG&E Corp.(1)                                                              47,705            1,587,622
Southern Co. (The)                                                         65,985            2,211,817
TECO Energy, Inc.                                                          34,145              523,784
TXU Corp.                                                                 250,196           16,152,654
Wisconsin Energy Corp.                                                      9,576              322,807
------------------------------------------------------------------------------------------------------
                                                                                    $       65,240,490
------------------------------------------------------------------------------------------------------

ELECTRICAL EQUIPMENT -- 0.5%

American Power Conversion Corp.                                            34,704   $          742,666
Baldor Electric Co.                                                       149,060            4,103,622
Emerson Electric Co.                                                    1,111,539           77,918,884
Rockwell International Corp.                                              156,699            7,764,435
Roper Industries, Inc.                                                     23,122            1,405,124
Thomas & Betts Corp.(1)                                                   114,600            3,523,950
------------------------------------------------------------------------------------------------------
                                                                                    $       95,458,681
------------------------------------------------------------------------------------------------------

ELECTRONIC EQUIPMENT AND INSTRUMENTS -- 0.7%

Agilent Technologies, Inc.(1)                                             569,891   $       13,734,373
Arrow Electronics, Inc.(1)                                                  8,750              212,625
Dionex Corp.(1)                                                           139,750            7,919,633
Flextronics International Ltd.(1)                                         293,053            4,049,992
Jabil Circuit, Inc.(1)                                                  2,127,971           54,433,498
Molex, Inc., Class A                                                       65,367            1,742,031
National Instruments Corp.                                                735,687           20,047,471
PerkinElmer, Inc.                                                         254,526            5,724,290
Plexus Corp.(1)                                                           158,108            2,056,985
Sanmina Corp.(1)                                                        1,140,602            9,660,899
Solectron Corporation(1)                                                1,752,794            9,342,392
X-Rite Incorporated                                                       288,000            4,610,880
------------------------------------------------------------------------------------------------------
                                                                                    $      133,535,069
------------------------------------------------------------------------------------------------------

ENERGY EQUIPMENT AND SERVICES -- 0.7%

Baker Hughes, Inc.                                                        457,426   $       19,518,367
Core Laboratories N.V.(1)                                                  31,290              730,622
Grant Prideco, Inc.(1)                                                     35,444              710,652
Halliburton Company                                                       990,930           38,884,093
National-Oilwell, Inc.(1)                                                 514,062           18,141,248
Schlumberger Ltd.                                                         567,476           37,992,518
Smith International, Inc.(1)                                              140,000            7,617,400
Transocean Sedco Forex, Inc.(1)                                           106,247            4,503,810
------------------------------------------------------------------------------------------------------
                                                                                    $      128,098,710
------------------------------------------------------------------------------------------------------

FOOD AND STAPLES RETAILING -- 2.2%

Albertson's, Inc.                                                       1,022,529   $       24,417,993
Casey's General Stores, Inc.                                               89,966            1,632,883
Costco Wholesale Corp.                                                    927,132           44,882,460
CVS Corp.                                                                 132,268            5,961,319
Kroger Co. (The)(1)                                                     1,357,551           23,811,445
Safeway, Inc.(1)                                                        1,649,342           32,558,011
Sysco Corp.(2)(3)                                                          30,000            1,143,381
Sysco Corp.                                                             1,749,792           66,789,561
Sysco Corp.(2)(3)                                                          25,000              953,892
Walgreen Co.                                                              800,825           30,727,655
Wal-Mart Stores, Inc.                                                   3,481,821          183,909,785
Winn-Dixie Stores, Inc.                                                   204,622              931,030
------------------------------------------------------------------------------------------------------
                                                                                    $      417,719,415
------------------------------------------------------------------------------------------------------

FOOD PRODUCTS -- 2.8%

Archer-Daniels-Midland Co.                                              1,143,641   $       25,514,631

                        See notes to financial statements

SECURITY                                                             SHARES         VALUE
------------------------------------------------------------------------------------------------------
FOOD PRODUCTS (CONTINUED)

Campbell Soup Co.                                                       1,242,265   $       37,131,301
Conagra Inc.                                                            1,657,734           48,820,266
Dean Foods Co.(1)                                                         443,988           14,629,405
Del Monte Foods, Co.(1)                                                    99,492            1,096,402
General Mills, Inc.                                                       186,227            9,257,344
Heinz (H.J.) Co.                                                          292,208           11,393,190
Hershey Foods Corp.                                                       507,333           28,177,275
JM Smucker Co.                                                             12,365              582,021
Kellogg Co.                                                                59,640            2,663,522
Kraft Foods, Inc.                                                             465               16,559
McCormick & Co., Inc.                                                       1,624               62,686
Nestle SA                                                                 275,000           71,773,953
Sara Lee Corp.                                                          3,789,758           91,484,758
Smithfield Foods, Inc.(1)                                               4,207,530          124,500,813
Tyson Foods, Inc.                                                         315,272            5,801,005
Wrigley (Wm.) Jr. Company Class A                                         902,761           62,462,034
------------------------------------------------------------------------------------------------------
                                                                                    $      535,367,165
------------------------------------------------------------------------------------------------------

HEALTH CARE EQUIPMENT AND SUPPLIES -- 1.4%

Advanced Medical Optics(1)                                                  3,558   $          146,376
Bausch & Lomb, Inc.                                                        29,250            1,885,455
Baxter International, Inc.                                                221,749            7,659,210
Becton & Dickinson and Co.                                                 64,173            3,645,026
Biomet, Inc.                                                              419,890           18,219,027
Boston Scientific Corporation(1)                                        1,110,370           39,473,654
Dentsply International, Inc.                                               10,928              614,154
Edwards Lifesciences Corp.(1)                                              10,353              427,165
Guidant Corp.                                                              74,638            5,381,400
Hillenbrand Industries, Inc.                                              586,943           32,598,814
Hospira, Inc.(1)                                                          246,711            8,264,819
Lumenis Ltd.(1)                                                           100,000              193,500
Medtronic, Inc.                                                         2,312,831          114,878,316
St. Jude Medical, Inc.(1)                                                  48,028            2,013,814
Steris Corp.(1)                                                             8,125              192,725
Stryker Corp.                                                              36,741            1,772,753
VISX, Inc.(1)                                                              50,000            1,293,500
Waters Corp.(1)                                                           165,841            7,759,700
Zimmer Holdings, Inc.(1)                                                  285,489           22,873,379
------------------------------------------------------------------------------------------------------
                                                                                    $      269,292,787
------------------------------------------------------------------------------------------------------

HEALTH CARE PROVIDERS AND SERVICES -- 1.9%

AmerisourceBergen Corp.                                                   141,513   $        8,303,983
Andrx Group(1)                                                            180,170   $        3,933,111
Beverly Enterprises, Inc.(1)                                              357,143            3,267,858
Cardinal Health, Inc.                                                   1,840,995          107,053,859
Caremark Rx, Inc.(1)                                                      701,471           27,659,002
Cigna Corp.                                                                11,836              965,463
Express Scripts, Inc.(1)                                                   26,658            2,037,738
HCA Inc.                                                                      140                5,594
Health Management Associates, Inc., Class A                               856,502           19,459,725
IDX Systems Corp.(1)                                                       60,000            2,067,600
IMS Health, Inc.                                                          280,530            6,511,101
McKesson HBOC, Inc.                                                         2,631               82,771
Medco Health Solutions, Inc.(1)                                           170,891            7,109,066
Parexel International Corp.(1)                                             27,837              565,091
Renal Care Group, Inc.(1)                                                 480,046           17,276,856
Schein (Henry), Corp.(1)                                                1,188,477           82,765,538
Service Corp. International(1)                                            142,389            1,060,798
Stewart Enterprises, Inc.(1)                                              114,000              796,860
Sunrise Assisted Living, Inc.(1)                                          144,000            6,675,840
Tenet Healthcare Corp.(1)                                                   3,961               43,492
UnitedHealth Group, Inc.                                                  201,976           17,779,947
Ventiv Health, Inc.(1)                                                    160,833            3,268,127
WellPoint Inc.(1)                                                         404,000           46,460,000
------------------------------------------------------------------------------------------------------
                                                                                    $      365,149,420
------------------------------------------------------------------------------------------------------

HOTELS, RESTAURANTS AND LEISURE -- 1.9%

Brinker International, Inc.(1)                                            304,144   $       10,666,330
Carnival Corporation                                                      565,071           32,565,042
CBRL Group, Inc.                                                           62,047            2,596,667
Darden Restaurants Inc.                                                   184,714            5,123,966
Evans (Bob) Farms, Inc.                                                    51,662            1,350,445
Gaylord Entertainment Co.(1)                                              428,482           17,794,857
International Game Technology                                             400,000           13,752,000
International Speedway Corporation                                        118,344            6,248,563
Jack in the Box, Inc.(1)                                                  500,000           18,435,000
Lone Star Steakhouse & Saloon, Inc.                                       145,981            4,087,468
Marriott International, Inc.                                              288,169           18,148,884
McDonald's Corp.                                                          690,866           22,149,164
MGM Grand, Inc.(1)                                                         94,445            6,869,929
Navigant International, Inc.(1)                                            44,278              538,863
Outback Steakhouse, Inc.                                                1,641,207           75,134,456
Papa John's International, Inc.(1)                                        195,330            6,727,165
Royal Caribbean Cruises Ltd.                                              500,000           27,220,000
Sonic Corp.(1)                                                            159,765            4,872,833

                        See notes to financial statements

SECURITY                                                             SHARES         VALUE
------------------------------------------------------------------------------------------------------
HOTELS, RESTAURANTS AND LEISURE (CONTINUED)

Starbucks Corp.(1)                                                      1,229,375   $       76,663,825
Yum! Brands, Inc.                                                         236,779           11,171,233
------------------------------------------------------------------------------------------------------
                                                                                    $      362,116,690
------------------------------------------------------------------------------------------------------

HOUSEHOLD DURABLES -- 0.6%

Blyth Industries, Inc.                                                    708,382   $       20,939,772
D.R. Horton Inc.                                                          468,942           18,903,052
Department 56, Inc.(1)                                                    255,162            4,248,447
Fortune Brands Inc.                                                       128,148            9,890,463
Helen of Troy Ltd.(1)                                                      20,000              672,200
Interface, Inc. Class A(1)                                                 75,467              752,406
Leggett & Platt, Inc.                                                   1,813,805           51,566,476
Maytag Corp.                                                               27,073              571,240
Newell Rubbermaid, Inc.                                                   374,251            9,053,132
Snap-On, Inc.                                                              42,453            1,458,685
------------------------------------------------------------------------------------------------------
                                                                                    $      118,055,873
------------------------------------------------------------------------------------------------------

HOUSEHOLD PRODUCTS -- 1.7%

Clorox Co. (The)                                                           53,688   $        3,163,834
Colgate-Palmolive Co.                                                     699,356           35,779,053
Energizer Holdings(1)                                                     168,981            8,396,666
Kimberly-Clark Corp.                                                    1,476,156           97,145,826
Procter & Gamble Co.                                                    3,229,777          177,896,117
------------------------------------------------------------------------------------------------------
                                                                                    $      322,381,496
------------------------------------------------------------------------------------------------------

INDUSTRIAL CONGLOMERATES -- 2.9%

3M Co.                                                                    697,787   $       57,267,379
General Electric Co.                                                   11,805,529          430,901,809
Teleflex, Inc.                                                             33,700            1,750,378
Tyco International Ltd.                                                 2,017,132           72,092,298
------------------------------------------------------------------------------------------------------
                                                                                    $      562,011,864
------------------------------------------------------------------------------------------------------

INSURANCE -- 5.9%

21st Century Insurance Group                                               70,700   $          961,520
Aegon N.V. ADR                                                          5,311,829           72,825,176
AFLAC Inc.                                                              2,190,281           87,260,795
Allstate Corp. (The)                                                      199,712           10,329,105
American International Group, Inc.                                      5,670,853          372,404,917
AON Corp.                                                                 824,293           19,667,631
Berkshire Hathaway, Inc., Class A(1)                                          450           39,555,000
Berkshire Hathaway, Inc., Class B(1)                                       40,634          119,301,424
Chubb Corporation                                                           7,077              544,221
Commerce Group, Inc.                                                      120,000   $        7,324,800
Gallagher (Arthur J.) and Co.                                             821,773           26,707,623
Hartford Financial Services Group, Inc.                                    13,797              956,270
Jefferson-Pilot Corp.                                                     186,921            9,712,415
Lincoln National Corp.                                                     52,903            2,469,512
Manulife Financial Corp.                                                   74,958            3,463,060
Marsh & McLennan Cos., Inc.                                             1,080,587           35,551,312
MetLife, Inc.                                                           1,869,700           75,741,547
Old Republic International Corp.                                          240,548            6,085,864
Progressive Corp.(2)(3)                                                    10,900              923,369
Progressive Corp.                                                       1,991,008          168,917,119
Safeco Corp.                                                              173,122            9,043,893
St. Paul Companies, Inc. (The)                                            311,524           11,548,195
Torchmark Corp.                                                           417,159           23,836,465
UICI                                                                       43,597            1,477,938
UnumProvident Corp.                                                        53,710              963,557
XL Capital Ltd., Class A                                                  187,100           14,528,315
------------------------------------------------------------------------------------------------------
                                                                                    $    1,122,101,043
------------------------------------------------------------------------------------------------------

INTERNET AND CATALOG RETAIL -- 0.5%

Amazon.com Inc.(1)                                                         23,500   $        1,040,815
eBay, Inc.(1)                                                             619,501           72,035,576
IAC/InterActivecorp(1)                                                    806,192           22,267,023
------------------------------------------------------------------------------------------------------
                                                                                    $       95,343,414
------------------------------------------------------------------------------------------------------

INTERNET SOFTWARE AND SERVICES -- 0.0%

Retek, Inc.(1)                                                            110,742   $          681,063
------------------------------------------------------------------------------------------------------
                                                                                    $          681,063
------------------------------------------------------------------------------------------------------

IT SERVICES -- 2.8%

Accenture Ltd.(1)                                                       4,838,000   $      130,626,000
Acxiom Corp.                                                              647,804           17,037,245
Affiliated Computer Services(1)                                           183,730           11,058,709
Automatic Data Processing, Inc.                                         1,553,046           68,877,590
BISYS Group, Inc. (The)(1)                                                280,492            4,614,093
Ceridian Corp.(1)                                                          27,490              502,517
Certegy, Inc.                                                              42,862            1,522,887
Computer Sciences Corp.(1)                                                362,598           20,439,649
CSG Systems International, Inc.(1)                                         25,200              471,240
DST Systems, Inc.(1)                                                      391,634           20,411,964
eFunds Corp.(1)                                                            17,645              423,656
Electronic Data Systems Corp.                                              77,336            1,786,462

                        See notes to financial statements

SECURITY                                                             SHARES         VALUE
------------------------------------------------------------------------------------------------------
IT SERVICES (CONTINUED)

First Data Corp.                                                        3,776,540   $      160,654,012
Fiserv, Inc.(1)                                                           300,000           12,057,000
Gartner Group, Inc., Class A(1)                                             4,811               59,945
Gartner Group, Inc., Class B(1)                                            27,576              338,909
Keane, Inc.(1)                                                             50,295              739,337
Paychex, Inc.                                                           1,398,101           47,647,282
Perot Systems Corp.(1)                                                    725,507           11,629,877
Safeguard Scientifics, Inc.(1)                                             26,579               56,347
SunGard Data Systems, Inc.(1)                                             773,601           21,916,116
------------------------------------------------------------------------------------------------------
                                                                                    $      532,870,837
------------------------------------------------------------------------------------------------------

LEISURE EQUIPMENT AND PRODUCTS -- 0.0%

Eastman Kodak Co.                                                         113,722   $        3,667,535
Mattel, Inc.                                                                1,096               21,361
------------------------------------------------------------------------------------------------------
                                                                                    $        3,688,896
------------------------------------------------------------------------------------------------------

MACHINERY -- 3.1%

Caterpillar, Inc.                                                          53,830   $        5,248,963
Danaher Corporation                                                     4,031,970          231,475,398
Deere & Co.                                                             3,350,000          249,240,000
Donaldson Company, Inc.                                                    80,440            2,620,735
Dover Corp.                                                               165,567            6,943,880
Federal Signal Corp.                                                      283,471            5,006,098
Illinois Tool Works, Inc.                                                 809,040           74,981,827
ITT Industries, Inc.                                                        4,214              355,872
Nordson Corporation                                                       163,978            6,570,598
Parker-Hannifin Corporation                                                30,653            2,321,658
Tecumseh Products Co., Class A                                            125,700            6,008,460
Wabtec                                                                     94,504            2,014,825
------------------------------------------------------------------------------------------------------
                                                                                    $      592,788,314
------------------------------------------------------------------------------------------------------

MEDIA -- 5.3%

ADVO, Inc.                                                                750,000   $       26,737,500
Arbitron, Inc.(1)                                                          11,555              452,725
Belo (A.H.) Corp.                                                         542,924           14,246,326
Cablevision Systems Corp.(1)                                              207,410            5,165,546
Catalina Marketing Corp.                                                   88,490            2,621,959
Clear Channel Communications, Inc.                                        145,017            4,856,619
Comcast Corp. Class A(1)                                                1,968,785           65,521,165
Comcast Corp. Class A Special(1)                                        1,280,622           42,055,626
Disney (Walt) Company                                                   4,834,833          134,408,357
EchoStar Communications, Class A                                           35,150            1,168,386
Entercom Communications Corp.(1)                                          220,000   $        7,895,800
Gannett Co., Inc.                                                       1,562,342          127,643,341
Havas Advertising, S.A. ADR                                             3,142,938           17,565,880
Interpublic Group of Companies, Inc.(1)                                 1,134,505           15,202,367
Knight Ridder, Inc.                                                        18,123            1,213,154
Lamar Advertising Co.(1)                                                  241,409           10,327,477
Liberty Media Corp. Class A(1)                                          1,013,104           11,123,882
Liberty Media Corp. Class B(1)                                             32,876              381,362
Liberty Media International Inc. Class A(1)                                50,655            2,341,781
Liberty Media International Inc. Class B(1)                                 1,643               80,408
McClatchy Co. (The)                                                        48,066            3,451,619
McGraw-Hill Companies, Inc. (The)                                         446,964           40,915,085
Meredith Corp.                                                            190,000           10,298,000
New York Times Co. (The), Class A                                         303,168           12,369,254
News Corp. Inc. - Class A                                                 187,934            3,506,848
Omnicom Group, Inc.                                                     2,318,719          195,514,386
Proquest Company(1)                                                       115,000            3,415,500
Publicis Groupe SA                                                        360,784           11,681,944
Reuters Holdings plc ADR                                                    1,431               61,461
Scripps (The E.W) Company                                                  51,066            2,465,466
Time Warner Inc.(1)                                                     4,102,164           79,746,068
Tribune Co.                                                             1,428,878           60,212,919
Univision Communications, Inc.(1)                                         401,298           11,745,992
Viacom, Inc., Class A                                                      29,774            1,104,020
Viacom, Inc., Class B                                                     971,451           35,351,102
Vivendi Universal S.A. ADR(1)                                             490,725           15,737,551
Washington Post Co. (The)                                                  14,970           14,715,809
Westwood One, Inc.(1)                                                     122,400            3,296,232
WPP Group plc                                                             139,450            1,529,144
WPP Group plc ADR                                                         256,051           13,993,187
------------------------------------------------------------------------------------------------------
                                                                                    $    1,012,121,248
------------------------------------------------------------------------------------------------------

METALS AND MINING -- 0.4%

Alcoa, Inc.                                                               797,947   $       25,071,495
Allegheny Technologies, Inc.                                               21,408              463,911
Inco, Ltd.(1)                                                             200,000            7,356,000
Nucor Corp.                                                               442,924           23,182,642
Phelps Dodge Corp.                                                         14,862            1,470,149
Steel Dynamics, Inc.                                                      311,800           11,810,984
Worthington Industries, Inc.                                               75,160            1,471,633
------------------------------------------------------------------------------------------------------
                                                                                    $       70,826,814
------------------------------------------------------------------------------------------------------

                        See notes to financial statements

SECURITY                                                             SHARES         VALUE
------------------------------------------------------------------------------------------------------
MULTILINE RETAIL -- 1.8%

99 Cents Only Stores(1)                                                 1,142,232   $       18,458,469
Dollar General Corp.                                                      101,456            2,107,241
Dollar Tree Stores, Inc.(1)                                               813,306           23,325,616
Family Dollar Stores, Inc.                                              2,618,411           81,772,976
Kohls Corp.(1)                                                                 55                2,704
May Department Stores Co. (The)                                           607,760           17,868,144
Neiman Marcus Group, Inc. (The)                                                 6                  401
Nordstrom, Inc.                                                            65,692            3,069,787
Penney (J.C.) Company, Inc.                                               223,408            9,249,091
Sears, Roebuck & Co.                                                       23,074            1,177,466
Target Corp.                                                            3,547,475          184,220,377
------------------------------------------------------------------------------------------------------
                                                                                    $      341,252,272
------------------------------------------------------------------------------------------------------

MULTI-UTILITIES AND UNREGULATED POWER -- 0.1%

AES Corporation(1)                                                         49,542   $          677,239
Dominion Resources, Inc.                                                   10,464              708,831
Duke Energy Corp.                                                         417,416           10,573,147
Dynegy, Inc.(1)                                                            63,525              293,486
National Fuel Gas Co.                                                       4,000              113,360
------------------------------------------------------------------------------------------------------
                                                                                    $       12,366,063
------------------------------------------------------------------------------------------------------

OFFICE ELECTRONICS -- 0.0%

Xerox Corp.(1)                                                             42,878   $          729,355
Zebra Technologies Corp., Class A(1)                                       13,500              759,780
------------------------------------------------------------------------------------------------------
                                                                                    $        1,489,135
------------------------------------------------------------------------------------------------------

OIL AND GAS -- 7.8%

Amerada Hess Corp.                                                         18,947   $        1,560,854
Anadarko Petroleum Corp.                                                2,557,003          165,719,364
Apache Corporation                                                      2,075,352          104,950,551
Ashland, Inc.                                                              85,716            5,004,100
BP plc ADR                                                              5,081,540          296,761,936
Burlington Resources, Inc.                                              4,259,405          185,284,118
ChevronTexaco Corporation                                                 311,976           16,381,860
ConocoPhillips                                                          1,675,581          145,490,698
Devon Energy Corp.                                                      1,015,400           39,519,368
El Paso Corp.                                                             148,709            1,546,574
Exxon Mobil Corp.                                                       6,231,588          319,431,201
Kerr - McGee Corp.                                                        267,327           15,448,827
Kinder Morgan, Inc.                                                     1,781,672          130,293,673
Marathon Oil Corp.                                                          1,450               54,535
Murphy Oil Corporation                                                     19,518            1,570,223
Newfield Exploration Company(1)                                            60,000   $        3,543,000
Royal Dutch Petroleum Co.                                                  83,074            4,766,786
Total Fina Elf SA ADR                                                     400,000           43,936,000
Valero Energy Corp.                                                       103,020            4,677,108
Williams Companies Inc (The)                                              219,065            3,568,569
------------------------------------------------------------------------------------------------------
                                                                                    $    1,489,509,345
------------------------------------------------------------------------------------------------------

PAPER AND FOREST PRODUCTS -- 0.2%

Georgia-Pacific Corp.                                                     598,732   $       22,440,475
International Paper Co.                                                   112,154            4,710,468
Louisiana-Pacific Corp.                                                    70,750            1,891,855
MeadWestvaco Corp.                                                         84,358            2,858,893
Neenah Paper Inc.(1)                                                       44,890            1,463,414
Weyerhaeuser Co.                                                           89,778            6,034,877
------------------------------------------------------------------------------------------------------
                                                                                    $       39,399,982
------------------------------------------------------------------------------------------------------

PERSONAL PRODUCTS -- 1.5%

Avon Products, Inc.                                                       173,400   $        6,710,580
Gillette Company                                                        3,950,586          176,907,241
Lauder (Estee) Companies, Inc.                                          2,092,312           95,765,120
------------------------------------------------------------------------------------------------------
                                                                                    $      279,382,941
------------------------------------------------------------------------------------------------------

PHARMACEUTICALS -- 6.2%

Abbott Laboratories                                                     2,821,474   $      131,621,762
Allergan, Inc.                                                             38,300            3,104,981
Bristol-Myers Squibb Company                                            4,566,981          117,006,053
Elan Corp., PLC ADR(1)                                                     31,838              867,586
Forest Laboratories, Inc.(1)                                               56,800            2,548,048
GlaxoSmithKline plc                                                       430,517           20,402,201
Johnson & Johnson                                                       3,181,341          201,760,646
King Pharmaceuticals, Inc.(1)                                             505,637            6,269,899
Lilly (Eli) & Co.                                                       3,412,870          193,680,373
Merck & Co., Inc.                                                       2,317,124           74,472,365
Mylan Laboratories, Inc.                                                   27,992              494,899
Novo Nordisk ADR                                                          292,277           15,858,950
Pfizer, Inc.                                                            8,662,582          232,936,830
Schering AG ADR                                                            25,000            1,856,250
Schering-Plough Corp.                                                   2,515,998           52,534,038
Sepracor, Inc.(1)                                                           4,000              237,480
Teva Pharmaceutical Industries Ltd. ADR                                 2,282,011           68,140,848
Watson Pharmaceuticals, Inc.(1)                                           865,911           28,410,540
Wyeth Corp.                                                               790,783           33,679,448
------------------------------------------------------------------------------------------------------
                                                                                    $    1,185,883,197
------------------------------------------------------------------------------------------------------

                        See notes to financial statements

SECURITY                                                             SHARES         VALUE
------------------------------------------------------------------------------------------------------
REAL ESTATE -- 0.2%

AvalonBay Communities, Inc.                                                28,867   $        2,173,685
Catellus Development Corp.                                                419,601           12,839,791
Forest City Enterprises - Class A                                          38,663            2,225,056
Jones Lang Lasalle, Inc.(1)                                               154,567            5,782,351
Plum Creek Timber Co., Inc.                                               198,791            7,641,526
Trammell Crow Co.(1)                                                      764,200           13,839,662
------------------------------------------------------------------------------------------------------
                                                                                    $       44,502,071
------------------------------------------------------------------------------------------------------

ROAD AND RAIL -- 0.2%

ANC Rental Corporation(1)                                                 459,525   $               46
Burlington Northern Santa Fe Corp.                                        207,932            9,837,263
CSX Corporation                                                            38,134            1,528,411
Florida East Coast Industries, Inc.                                       121,978            5,501,208
Heartland Express, Inc.                                                   653,154           14,676,370
Kansas City Southern Industries, Inc.(1)                                   15,215              269,762
Norfolk Southern Corp.                                                      3,990              144,398
Union Pacific Corp.                                                         7,811              525,290
------------------------------------------------------------------------------------------------------
                                                                                    $       32,482,748
------------------------------------------------------------------------------------------------------

SEMICONDUCTORS AND SEMICONDUCTOR
EQUIPMENT -- 2.0%

Agere Systems, Inc.(1)                                                      6,495   $            8,898
Agere Systems, Inc., Class B(1)                                           159,398              215,187
Altera Corp.(1)                                                            66,116            1,368,601
Analog Devices, Inc.                                                      778,870           28,755,880
Applied Materials, Inc.(1)                                              1,741,642           29,782,078
Broadcom Corp. - Class A(1)                                               530,892           17,137,194
Broadcom Corp. - Class A(1)(2)(3)                                          35,000            1,128,105
Conexant Systems, Inc.(1)                                                 134,174              267,006
Cypress Semiconductor Corporation(1)                                      152,742            1,791,664
Freescale Semiconductor-B(1)                                              101,704            1,867,286
Intel Corp.                                                             9,580,974          224,098,982
KLA-Tencor Corp.(1)                                                       148,373            6,911,214
Linear Technologies Corp.                                                 187,760            7,277,578
LSI Logic Corporation(1)                                                  132,810              727,799
Maxim Integrated Products Co.                                             374,351           15,868,739
Mindspeed Technologies Inc.(1)                                             44,724              124,333
Skyworks Solutions, Inc.(1)                                                98,685              930,600
Taiwan Semiconductor ADR                                                      866                7,352
Teradyne, Inc.(1)                                                          27,996              477,892
Texas Instruments, Inc.                                                 1,912,604           47,088,310
Xilinx, Inc.                                                               59,554            1,765,776
------------------------------------------------------------------------------------------------------
                                                                                    $      387,600,474
------------------------------------------------------------------------------------------------------

SOFTWARE -- 2.1%

Adobe Systems, Inc.                                                       258,794   $       16,236,736
Cadence Design Systems, Inc.(1)                                           900,000           12,429,000
Cognos, Inc.(1)                                                            77,000            3,392,620
Computer Associates International, Inc.                                    33,070            1,027,154
Compuware Corp.(1)                                                        150,944              976,608
Electronic Arts Inc.(1)                                                    21,405            1,320,260
Fair, Isaac and Co., Inc.                                                 997,172           36,576,269
Henry (Jack) & Associates                                                 201,006            4,002,029
Intuit, Inc.(1)                                                           921,314           40,547,029
Microsoft Corp.                                                         7,312,311          195,311,827
Oracle Corp.(1)                                                           817,568           11,217,033
PalmSource, Inc.(1)                                                        20,208              257,450
Parametric Technology Corp.(1)                                             94,600              557,194
Reynolds & Reynolds, Co.                                                  216,412            5,737,082
Sap AG ADR                                                                600,000           26,526,000
Siebel Systems, Inc.(1)                                                   179,184            1,881,432
Symantec Corporation(1)                                                 1,499,722           38,632,839
VERITAS Software Corp.(1)                                                 243,942            6,964,544
Wind River Systems, Inc.(1)                                                91,910            1,245,381
------------------------------------------------------------------------------------------------------
                                                                                    $      404,838,487
------------------------------------------------------------------------------------------------------

SPECIALTY RETAIL -- 2.0%

Abercrombie & Fitch Co.                                                    11,225   $          527,014
AutoNation, Inc.(1)                                                     1,493,099           28,682,432
Best Buy Co., Inc.                                                        113,610            6,750,706
Burlington Coat Factory Warehouse Corp.                                   238,448            5,412,770
CarMax, Inc.(1)                                                            67,797            2,105,097
Circuit City Stores, Inc.                                                 216,000            3,378,240
Gap, Inc. (The)                                                           541,012           11,426,173
Home Depot, Inc. (The)                                                  4,281,726          183,000,969
Limited Brands, Inc.                                                      762,510           17,552,980
Lowe's Companies                                                          875,941           50,445,442
Office Depot, Inc.(1)                                                     205,276            3,563,591
Officemax Inc.                                                              2,192               68,785
Payless Shoesource, Inc.(1)                                                23,100              284,130
Pep Boys - Manny, Moe & Jack (The)                                         83,415            1,423,894
Radioshack Corp.                                                          631,599           20,766,975
Sherwin-Williams Co. (The)                                                 80,569            3,595,794
Staples, Inc.                                                             158,266            5,335,147
Tiffany & Co.                                                              57,286            1,831,433
TJX Companies, Inc. (The)                                               1,716,834           43,144,038
Too, Inc.(1)                                                               38,284              936,427
------------------------------------------------------------------------------------------------------
                                                                                    $      390,232,037
------------------------------------------------------------------------------------------------------

                        See notes to financial statements

SECURITY                                                             SHARES         VALUE
------------------------------------------------------------------------------------------------------
TEXTILES, APPAREL AND LUXURY GOODS -- 0.7%

Coach, Inc.(1)                                                            365,720   $       20,626,608
Nike Inc., Class B                                                      1,329,222          120,547,143
Unifi, Inc.(1)                                                              1,208                4,627
------------------------------------------------------------------------------------------------------
                                                                                    $      141,178,378
------------------------------------------------------------------------------------------------------

THRIFTS AND MORTGAGE FINANCE -- 0.7%

Countrywide Financial Corp.                                             1,499,998   $       55,514,926
Fannie Mae                                                                345,171           24,579,627
Freddie Mac                                                               135,586            9,992,688
Golden West Financial Corporation                                          74,590            4,581,318
MGIC Investment Corp.                                                      85,000            5,857,350
Radian Group, Inc.                                                         30,800            1,639,792
Washington Mutual, Inc.                                                   927,674           39,222,057
------------------------------------------------------------------------------------------------------
                                                                                    $      141,387,758
------------------------------------------------------------------------------------------------------

TOBACCO -- 0.2%

Altria Group Inc.                                                         763,945   $       46,677,040
UST, Inc.                                                                     439               21,120
------------------------------------------------------------------------------------------------------
                                                                                    $       46,698,160
------------------------------------------------------------------------------------------------------

TRADING COMPANIES AND DISTRIBUTORS -- 0.0%

United Rentals, Inc.(1)                                                   401,179   $        7,582,283
------------------------------------------------------------------------------------------------------
                                                                                    $        7,582,283
------------------------------------------------------------------------------------------------------

WIRELESS TELECOMMUNICATION SERVICES -- 0.1%

Nextel Communications, Inc., Class A(1)                                   134,072   $        4,022,160
Telephone and Data Systems, Inc.                                           70,844            5,451,446
Vodafone Group plc ADR                                                    213,962            5,858,280
------------------------------------------------------------------------------------------------------
                                                                                    $       15,331,886
------------------------------------------------------------------------------------------------------

TOTAL COMMON STOCKS
   (IDENTIFIED COST $14,860,534,853)                                                $   19,109,250,562
------------------------------------------------------------------------------------------------------

CONVERTIBLE PREFERRED STOCKS -- 0.0%

SECURITY                                                             SHARES         VALUE
------------------------------------------------------------------------------------------------------
MULTI-UTILITIES AND UNREGULATED POWER -- 0.0%

Enron Corp.(1)(2)                                                          11,050   $                0
------------------------------------------------------------------------------------------------------
                                                                                    $                0
------------------------------------------------------------------------------------------------------

TOTAL CONVERTIBLE PREFERRED STOCKS
   (IDENTIFIED COST $4,500,777)                                                     $                0
------------------------------------------------------------------------------------------------------

PREFERRED STOCKS -- 0.0%

SECURITY                                                             SHARES         VALUE
------------------------------------------------------------------------------------------------------
COMMERCIAL BANKS -- 0.0%

Wachovia Corp. (Dividend Equalization Preferred Shares)(1)                166,518   $              167
------------------------------------------------------------------------------------------------------
                                                                                    $              167
------------------------------------------------------------------------------------------------------

TOTAL PREFERRED STOCKS
   (IDENTIFIED COST $39,407)                                                        $              167
------------------------------------------------------------------------------------------------------

WARRANTS -- 0.0%

SECURITY                                                             SHARES         VALUE
------------------------------------------------------------------------------------------------------
COMMUNICATIONS EQUIPMENT -- 0.0%

Lucent Technologies, Inc.                                                  18,106   $           28,607
------------------------------------------------------------------------------------------------------
                                                                                    $           28,607
------------------------------------------------------------------------------------------------------

TOTAL WARRANTS
   (IDENTIFIED COST $0)                                                             $           28,607
------------------------------------------------------------------------------------------------------

RIGHTS -- 0.0%

SECURITY                                                             SHARES         VALUE
------------------------------------------------------------------------------------------------------
BANKS -- 0.0%

Bank United Corp. (Litigation Contingent Payment
 Rights)(1)(2)                                                            102,072   $            6,124
------------------------------------------------------------------------------------------------------
                                                                                    $            6,124
------------------------------------------------------------------------------------------------------

COMPUTERS AND BUSINESS EQUIPMENT -- 0.0%

Seagate Technology, Inc. (Tax Refund Rights)(1)(2)                        197,392   $                0
------------------------------------------------------------------------------------------------------
                                                                                    $                0
------------------------------------------------------------------------------------------------------

INTEGRATED TELECOMMUNICATION SERVICES -- 0.0%

McLeodUSA (Escrow Rights)(1)(2)                                         1,592,200   $                0
------------------------------------------------------------------------------------------------------
                                                                                    $                0
------------------------------------------------------------------------------------------------------

TOTAL RIGHTS
   (IDENTIFIED COST $50,596)                                                        $            6,124
------------------------------------------------------------------------------------------------------

                        See notes to financial statements

SHORT-TERM INVESTMENTS -- 0.1%

                                                               PRINCIPAL
                                                               AMOUNT
SECURITY                                                       (000'S OMITTED)      VALUE
------------------------------------------------------------------------------------------------------
Investors Bank & Trust Company --
Time Deposit, 2.25%, 1/3/05                                    $            7,668   $        7,668,000
------------------------------------------------------------------------------------------------------

TOTAL SHORT-TERM INVESTMENTS
   (AT AMORTIZED COST, $7,668,000)                                                  $        7,668,000
------------------------------------------------------------------------------------------------------

COMMERCIAL PAPER -- 0.1%

                                                               PRINCIPAL
                                                               AMOUNT
SECURITY                                                       (000'S OMITTED)      VALUE
------------------------------------------------------------------------------------------------------
Societe Generale North America, 2.32%, 1/5/05                  $           22,295   $       22,289,253
------------------------------------------------------------------------------------------------------

TOTAL COMMERCIAL PAPER
   (AT AMORTIZED COST, $22,289,253)                                                 $       22,289,253
------------------------------------------------------------------------------------------------------

TOTAL INVESTMENTS -- 100.0%
   (IDENTIFIED COST $14,895,082,886)                                                $   19,139,242,713
------------------------------------------------------------------------------------------------------

SECURITIES SOLD SHORT -- -1.0%

SECURITY                                                             SHARES         VALUE
------------------------------------------------------------------------------------------------------
American International Group, Inc.                                      3,000,000   $     (197,010,000)
------------------------------------------------------------------------------------------------------

TOTAL SECURITIES SOLD SHORT
   (PROCEEDS $169,710,627)                                                          $     (197,010,000)
------------------------------------------------------------------------------------------------------

OTHER ASSETS, LESS LIABILITIES
   EXCLUDING SECURITIES SOLD SHORT -- 1.0%                                          $      198,909,689
------------------------------------------------------------------------------------------------------

NET ASSETS -- 100.0%                                                                $   19,141,142,402
------------------------------------------------------------------------------------------------------

ADR - American Depositary Receipt

(1)  Non-income producing security.

(2) Security valued at fair value using methods determined in good faith by or at the direction of the Trustees.

(3)  Security subject to restrictions on resale (see Note 7).

                        See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2004
FINANCIAL STATEMENTS

STATEMENT OF ASSETS AND LIABILITIES

As of December 31, 2004

ASSETS

Investments, at value (identified cost, $14,895,082,886)                 $   19,139,242,713
Cash                                                                                  2,563
Deposits with brokers for securities sold short                                 169,710,627
Dividends and interest receivable                                                24,103,436
Receivable for investments sold                                                   4,256,707
Tax reclaim receivable                                                            1,180,262
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $   19,338,496,308
-------------------------------------------------------------------------------------------

LIABILITIES

Securities sold short, at value (proceeds received of $169,710,627)      $      197,010,000
Payable for dividends on securities sold short                                      225,000
Payable to affiliate for Trustees' fees                                               6,053
Accrued expenses                                                                    112,853
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        $      197,353,906
-------------------------------------------------------------------------------------------
NET ASSETS APPLICABLE TO INVESTORS' INTEREST IN PORTFOLIO                $   19,141,142,402
-------------------------------------------------------------------------------------------

SOURCES OF NET ASSETS

Net proceeds from capital contributions and withdrawals                  $   14,924,128,572
Net unrealized appreciation (computed on the basis of identified cost)        4,217,013,830
-------------------------------------------------------------------------------------------
TOTAL                                                                    $   19,141,142,402
-------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS

For the Year Ended
December 31, 2004

INVESTMENT INCOME

Dividends (net of foreign taxes, $3,794,755)                             $      291,107,513
Interest                                                                          1,157,693
-------------------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                                                  $      292,265,206
-------------------------------------------------------------------------------------------

EXPENSES

Investment adviser fee                                                   $       77,609,178
Trustees' fees and expenses                                                          25,376
Custodian fee                                                                     1,999,827
Dividends on securities sold short                                                  225,000
Legal and accounting services                                                        94,573
Miscellaneous                                                                       304,587
-------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                           $       80,258,541
-------------------------------------------------------------------------------------------
Deduct --
   Reduction of custodian fee                                            $               39
   Reduction of investment adviser fee                                               26,667
-------------------------------------------------------------------------------------------
TOTAL EXPENSE REDUCTIONS                                                 $           26,706
-------------------------------------------------------------------------------------------

NET EXPENSES                                                             $       80,231,835
-------------------------------------------------------------------------------------------

NET INVESTMENT INCOME                                                    $      212,033,371
-------------------------------------------------------------------------------------------

REALIZED AND UNREALIZED GAIN (LOSS)

Net realized gain (loss) --
   Investment transactions (identified cost basis)                       $      152,362,325
   Foreign currency transactions                                                     60,515
-------------------------------------------------------------------------------------------
NET REALIZED GAIN                                                        $      152,422,840
-------------------------------------------------------------------------------------------
Change in unrealized appreciation (depreciation) --
   Investments (identified cost basis)                                   $    1,345,093,649
   Securities sold short                                                        (27,299,373)
   Foreign currency                                                                  84,431
-------------------------------------------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)                     $    1,317,878,707
-------------------------------------------------------------------------------------------

NET REALIZED AND UNREALIZED GAIN                                         $    1,470,301,547
-------------------------------------------------------------------------------------------

NET INCREASE IN NET ASSETS FROM OPERATIONS                               $    1,682,334,918
-------------------------------------------------------------------------------------------

                        See notes to financial statements

STATEMENTS OF CHANGES IN NET ASSETS

INCREASE (DECREASE)                                            YEAR ENDED            YEAR ENDED
IN NET ASSETS                                                  DECEMBER 31, 2004     DECEMBER 31, 2003
-------------------------------------------------------------------------------------------------------
From operations --
   Net investment income                                       $      212,033,371    $      163,045,716
   Net realized gain from investment
      transactions, securities sold short
      and foreign currency transactions                               152,422,840            70,909,770
   Net change in unrealized appreciation
      (depreciation) of investments,
      securities sold short and
      foreign currency                                              1,317,878,707         3,174,709,110
-------------------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM OPERATIONS                     $    1,682,334,918    $    3,408,664,596
-------------------------------------------------------------------------------------------------------
Capital transactions --
   Contributions                                               $    1,775,098,351    $    1,351,483,956
   Withdrawals                                                     (1,925,879,872)       (1,722,081,135)
-------------------------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM
   CAPITAL TRANSACTIONS                                        $     (150,781,521)   $     (370,597,179)
-------------------------------------------------------------------------------------------------------

NET INCREASE IN NET ASSETS                                     $    1,531,553,397    $    3,038,067,417
-------------------------------------------------------------------------------------------------------

NET ASSETS

At beginning of year                                           $   17,609,589,005    $   14,571,521,588
-------------------------------------------------------------------------------------------------------
AT END OF YEAR                                                 $   19,141,142,402    $   17,609,589,005
-------------------------------------------------------------------------------------------------------

                        See notes to financial statements

SUPPLEMENTARY DATA

                                                                                 YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------------
                                                            2004            2003           2002           2001           2000
---------------------------------------------------------------------------------------------------------------------------------
RATIOS/SUPPLEMENTAL DATA+

Ratios (As a percentage of average daily net assets):
   Net expenses                                                 0.45%           0.45%          0.45%          0.45%          0.45%
   Net expenses after custodian fee reduction                   0.45%             --             --             --             --
   Net investment income                                        1.18%           1.05%          0.85%          0.64%          0.67%
Portfolio Turnover                                                 3%             15%            23%            18%            13%
---------------------------------------------------------------------------------------------------------------------------------
TOTAL RETURN(1)                                                 9.67%          23.88%        (19.52)%        (9.67)%           --
---------------------------------------------------------------------------------------------------------------------------------
NET ASSETS, END OF YEAR (000'S OMITTED)                 $ 19,141,142    $ 17,609,589   $ 14,571,522   $ 18,335,865   $ 18,385,069
---------------------------------------------------------------------------------------------------------------------------------

+ The operating expenses of the Portfolio reflect a reduction of the investment adviser fee. Had such action not been taken, the ratios would have been as follows:

Ratios (As a percentage of average daily net assets):
   Expenses                                                     0.45%             --             --             --             --
   Expenses after custodian fee reduction                       0.45%             --             --             --             --
   Net investment income                                        1.18%             --             --             --             --

(1) Total return is required to be disclosed for fiscal years beginning after December 15, 2000.

                        See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2004
NOTES TO FINANCIAL STATEMENTS

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

A INVESTMENT VALUATIONS -- Securities listed on a U.S. securities exchange generally are valued at the last sale price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices therefore on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ National Market System generally are valued at the official NASDAQ closing price. Unlisted or listed securities for which closing sales prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices or, in the case of preferred equity securities that are not listed or traded in the over-the-counter market, by an independent pricing service. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded or, in the absence of sales on such date, at the mean between the latest bid and asked prices therefore. Futures positions on securities and currencies generally are valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. If short-term debt securities were acquired with a remaining maturity of more than 60 days, their amortized cost value will be based on their value on the sixty-first day prior to maturity. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. Foreign securities and currencies are valued in U.S. dollars, based on foreign currency exchange rate quotations supplied by an independent quotation service. The daily valuation of foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair value as of the close of regular trading on the New York Stock Exchange. When valuing foreign equity securities that meet certain criteria, the Trustees have approved the use of a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the securities held by the Portfolio. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees of the Portfolio considering relevant factors, data and information including the market value of freely tradable securities of the same class in the principal market on which such securities are normally traded.

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

E SECURITIES SOLD SHORT -- The Portfolio may sell a security short if it owns at least an equal amount of the security sold short or another security exchangeable for an equal amount of the security sold short in anticipation of a decline in the market price of the securities or in order to hedge portfolio positions. The Portfolio will generally borrow the security sold in order to make delivery to the buyer. Upon executing the transaction, the Portfolio records the proceeds as deposits with brokers in the Statement of Assets and Liabilities and establishes an offsetting payable for securities sold short for the securities due on settlement. The proceeds are retained by the broker as collateral for the short position. The liability is marked-to-market and the Portfolio is required to pay the lending broker any dividend or interest income earned while the short position is open. A gain or loss is recognized when the security is delivered to the broker. The Portfolio may recognize a loss on the transaction if the market value of the securities sold increases before the securities are delivered.

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

G INDEMNIFICATIONS -- Under the Portfolio's organizational documents, its officers and Trustees may be indemnified against certain liabilities and expenses arising out of the performance of their duties to the Portfolio. Interestholders in the Portfolio are jointly and severally liable for the liabilities and obligations of the Portfolio in the event that the Portfolio fails to satisfy such liabilities and obligations; provided, however, that, to the extent assets are available in the Portfolio, the Portfolio may, under certain circumstances, indemnify interestholders from and against any claim or liability to which such holder may become subject by reason of being or having been an interestholder in the Portfolio. Additionally, in the normal course of business, the Fund enters into agreements with the service providers that may contain indemnification clauses. The Portfolio's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Portfolio that have not yet occurred.

H OTHER -- Investment transactions are accounted for on a trade-date basis. Dividend income is recorded on the ex-dividend date. However, if the ex-dividend date has passed, certain dividends from foreign securities are recorded as the Portfolio is informed of the ex-dividend date. Interest income is recorded on the accrual basis.

I EXPENSE REDUCTION -- Investors Bank & Trust Company (IBT) serves as custodian of the Portfolio. Pursuant to the custodian agreement, IBT receives a fee reduced by credits which are determined based on the average daily cash balances the Portfolio maintains with IBT. All credit balances used to reduce the Portfolio's custodian fees are reported as a reduction of expenses on the Statement of Operations.

J USE OF ESTIMATES -- The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

2    INVESTMENT ADVISER FEE AND OTHER TRANSACTIONS WITH AFFILIATES

The investment adviser fee is earned by Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM), as compensation for management and investment advisory services rendered to the Portfolio. Under the advisory agreement, BMR receives a monthly advisory fee in the amount of 0.625% annually of average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. Certain of the advisory fee rate reductions are pursuant to an agreement between the Portfolio's Board of Trustees and BMR. Those reductions may not be changed without Trustee and interestholder approval. For the year ended December 31, 2004, the advisory fee was 0.43% of the Portfolio's average daily net assets. BMR has also agreed to reduce the investment adviser fee by an amount equal to that portion of commissions paid to broker dealers in execution of Portfolio security transactions that is consideration for third-party research services. For the year ended December 31, 2004, BMR waived $26,667 of its advisory fee. Except for Trustees of the Portfolio who are not members of EVM's or BMR's organization, officers and Trustees receive remuneration for their services to the Portfolio out of such investment adviser fee. Trustees of the Portfolio who are not affiliated with the Investment Adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees' Deferred Compensation Plan. For the year ended December 31, 2004, no significant amounts have been deferred.

Certain officers and Trustees of the Portfolio are officers of the above organizations.

3    INVESTMENT TRANSACTIONS

For the year ended December 31, 2004, purchases and sales of investments, other than short-term obligations, aggregated $534,673,041 and $946,726,635, respectively. In addition, investments having an aggregate market value of $808,158,950 at dates of withdrawal were distributed in payment for capital withdrawals. During the year ended December 31, 2004, investors contributed securities with a value of $1,370,704,943.

4    FEDERAL INCOME TAX BASIS OF UNREALIZED APPRECIATION (DEPRECIATION)

The cost and unrealized appreciation (depreciation) in value of the investments owned at December 31, 2004 as computed on a federal income tax basis, were as follows:

AGGREGATE COST                          $   4,833,216,291
---------------------------------------------------------
Gross unrealized appreciation           $  14,307,238,475
Gross unrealized depreciation                  (1,212,053)
---------------------------------------------------------

NET UNREALIZED APPRECIATION             $  14,306,026,422
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

The notional or contractual amounts of these instruments represent the investment the Portfolio has in particular classes of financial instruments and does not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are considered. The Portfolio did not have any open obligations under these financial instruments at December 31, 2004.

6    LINE OF CREDIT

The Portfolio participates with other portfolios and funds managed by BMR and EVM and its affiliates in a $150 million unsecured line of credit agreement with a group of banks. Borrowings will be made by the Portfolio solely to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Interest is charged to each participating portfolio or fund based on its borrowings at an amount above either the Eurodollar rate or Federal Funds rate. In addition, a fee computed at an annual rate of 0.1% on the daily unused portion of the line of credit is allocated among the participating portfolios and funds at the end of each quarter. The Portfolio did not have any significant borrowings or allocated fees during the year ended December 31, 2004.

7    RESTRICTED SECURITIES

At December 31, 2004, the Portfolio owned the following securities (representing 0.02% of net assets) which were restricted as to public resale and not registered under the Securities Act of 1933. The securities are eligible for resale after December 15, 2005, except for the 25,000 shares of Sysco Corp. which are eligible for resale after March 3, 2005. The securities are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

                                 DATE OF
COMMON STOCKS                    ACQUISITION      SHARES          COST       FAIR VALUE
----------------------------------------------------------------------------------------
Broadcom Corp. - Class A           12/15/04       35,000     $  1,121,815   $  1,128,105

Progressive Corp.                  12/15/04       10,900          943,939        923,369

Sysco Corp.                          3/3/04       25,000          994,756        953,892

Sysco Corp.                        12/15/04       30,000        1,115,824      1,143,381
----------------------------------------------------------------------------------------
                                                             $  4,176,334   $  4,148,747
----------------------------------------------------------------------------------------

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2004
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE TRUSTEES AND INVESTORS OF TAX-MANAGED GROWTH PORTFOLIO:

We have audited the accompanying statement of assets and liabilities, including the portfolio of investments, of Tax-Managed Growth Portfolio (the Portfolio) as of December 31, 2004, and the related statement of operations for the year then ended, the statements of changes in net assets for each of the two years in the period then ended and the supplementary data for each of the five years in the period then ended. These financial statements and supplementary data are the responsibility of the Portfolio's management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Portfolio's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2004, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and supplementary data present fairly, in all material respects, the financial position of Tax-Managed Growth Portfolio at December 31, 2004, the results of its operations for the year then ended, the changes in its net assets for each of the two years in the period then ended and its supplementary data for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 18, 2005

BELMAR CAPITAL FUND LLC

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


          MANAGER OF BELMAR
          REALTY CORPORATION
          Boston Management and Research
          The Eaton Vance Building
          255 State Street
          Boston, MA 02109


          MANAGER OF BELMAR CAPITAL FUND LLC
          Eaton Vance Management
          The Eaton Vance Building
          255 State Street
          Boston, MA 02109


          CUSTODIAN AND TRANSFER AGENT
          Investors Bank & Trust Company
          200 Clarendon Street
          Boston, MA 02116


          INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          Deloitte & Touche LLP
          200 Berkeley Street
          Boston, MA 02116

                       THIS PAGE INTENTIONALLY LEFT BLANK

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BELMAR CAPITAL FUND LLC
                                          (Registrant)


                                          By: /s/ Michelle A. Green
                                              -------------------------
                                              Michelle A. Green
                                              Duly Authorized Officer and
                                              Principal Accounting Officer


Date:  March 15, 2005



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



                                          By: /s/ Thomas E. Faust Jr.
                                              --------------------------
                                              Thomas E. Faust Jr.
                                              Chief Executive Officer


Date:  March 15, 2005



                                          By: /s/ Michelle A. Green
                                              -------------------------
                                              Michelle A. Green
                                              Chief Financial Officer


Date:  March 15, 2005

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

  3(a) Copy of Amendment No. 1 to the Fund's Limited Liability Company Agreement dated December 30, 2003 filed as Exhibit 3(a) to the Fund's Report on Form 10-K for the period ended December 31, 2003.

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

  4.2(a) Copy of Amendment No. 1 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(a) to the Fund's Report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.

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

 21            List of Subsidiaries of the Fund filed herewith.

 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

 99.3          Form N-CSR of Eaton Vance Tax-Managed  Growth Portfolio (File No.
               811-7409) for its year ended December 31, 2004 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on March 8, 2004 (incorporated herein by reference pursuant to Rule 12b-32).