Form 10-Q
period 2005-03-31
BELMAR CAPITAL FUND LLC
filed 2005-05-10
CIK 1108991

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the quarterly period ended March 31, 2005

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

                                                                            Page
PART I      FINANCIAL INFORMATION............................................ 1

Item 1.     Financial Statements............................................. 1

            Condensed Consolidated Statements of Assets and Liabilities
            as of March 31, 2005 (Unaudited) and December 31, 2004........... 3

            Condensed Consolidated Statements of Operations (Unaudited)
            for the Three Months Ended March 31, 2005 and 2004............... 4

            Condensed Consolidated Statements of Changes in Net Assets
            for the Three Months Ended March 31, 2005 (Unaudited) and
            the Year Ended December 31, 2004................................. 6

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Three Months Ended March 31, 2005 and 2004............... 7

            Financial Highlights (Unaudited) for the Three Months Ended
            March 31, 2005................................................... 9

            Notes to Condensed Consolidated Financial Statements as of
            March 31, 2005 (Unaudited).......................................10

Item 2.     Management's Discussion and Analysis of Financial Condition
            (MD&A) and Results of Operations.................................15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......18

Item 4.     Controls and Procedures..........................................19

PART  II    OTHER INFORMATION................................................20

Item 1.     Legal Proceedings................................................20

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds......20

Item 3.     Defaults Upon Senior Securities..................................20

Item 4.     Submission of Matters to a Vote of Security Holders..............20

Item 5.     Other Information................................................20

Item 6.     Exhibits.........................................................21

SIGNATURES...................................................................22

EXHIBIT INDEX................................................................23

PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements.

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                       March 31, 2005            December 31,
                                                                                        (Unaudited)                  2004
                                                                                   -----------------------  -----------------------
Assets:
    Investment in Belvedere Capital Fund Company LLC
       (Belvedere Company)                                                          $   1,951,102,511        $   2,015,871,844
    Investment in Partnership Preference Units                                             33,829,050               63,687,600
    Investment in other real estate                                                       582,365,032              579,496,359
    Short-term investments                                                                 35,100,000                1,700,000
                                                                                   -----------------------  -----------------------
Total investments                                                                   $   2,602,396,593        $   2,660,755,803
    Cash                                                                                    3,518,877                6,789,395
    Open interest rate swap agreements, at value                                            8,366,254                2,701,342
    Distributions and interest receivable                                                       6,590                    6,511
    Other assets                                                                            7,202,175                6,789,882
                                                                                   -----------------------  -----------------------
Total assets                                                                        $   2,621,490,489        $   2,677,042,933
                                                                                   -----------------------  -----------------------

Liabilities:
    Loan payable - Credit Facility                                                  $     309,000,000        $     290,000,000
    Mortgages payable                                                                     453,908,265              455,098,913
    Swap interest payable                                                                      63,080                  144,508
    Security deposits                                                                         607,262                  502,487
    Accrued expenses:
       Interest expense                                                                     1,922,681                1,903,452
       Property taxes                                                                         491,245                   30,839
       Other expenses and liabilities                                                       3,705,689                2,879,715
    Minority interests in controlled subsidiaries                                          13,546,772               15,995,521
                                                                                   -----------------------  -----------------------
Total liabilities                                                                   $     783,244,994        $     766,555,435
                                                                                   -----------------------  -----------------------

Net assets                                                                          $   1,838,245,495        $   1,910,487,498

                                                                                   -----------------------  -----------------------
Shareholders' Capital                                                               $   1,838,245,495        $   1,910,487,498
                                                                                   -----------------------  -----------------------

Shares outstanding                                                                         20,720,707               20,880,411
                                                                                   -----------------------  -----------------------

Net asset value and redemption price per Share                                      $           88.72        $           91.50
                                                                                   -----------------------  -----------------------

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                                    Three Months             Three Months
                                                                        Ended                    Ended
                                                                   March 31, 2005           March 31, 2004
                                                               ------------------------ ------------------------
Investment Income:
    Dividends allocated from Belvedere Company
      (net of foreign taxes of $77,852 and
      $81,514, respectively)                                       $   8,091,353             $   6,838,925
    Interest allocated from Belvedere Company                             59,397                    33,780
    Expenses allocated from Belvedere Company                         (2,944,049)               (2,968,076)
                                                               ------------------------ ------------------------
    Net investment income allocated from
      Belvedere Company                                            $   5,206,701             $   3,904,629
    Rental income                                                     11,123,758                12,178,674
    Distributions from Partnership Preference Units                      667,833                 6,401,602
    Interest                                                             102,480                   191,318
                                                               ------------------------ ------------------------
Total investment income                                            $  17,100,772             $  22,676,223
                                                               ------------------------ ------------------------

Expenses:
    Investment advisory and administrative fees                    $   1,741,707             $   1,961,109
    Property management fees                                             158,133                   329,154
    Distribution and servicing fees                                      879,236                   939,591
    Interest expense on mortgages                                      6,481,670                 6,554,619
    Interest expense on Credit Facility                                2,131,608                 1,670,807
    Property and maintenance expenses                                    680,489                 2,915,734
    Property taxes and insurance                                         944,358                 1,169,214
    Miscellaneous                                                        768,733                   511,679
                                                               ------------------------ ------------------------
Total expenses                                                     $  13,785,934             $  16,051,907
Deduct-
    Reduction of investment advisory
      and administrative fees                                            462,142                   477,795
                                                               ------------------------ ------------------------
Net expenses                                                       $  13,323,792             $  15,574,112
                                                               ------------------------ ------------------------
Net investment income before
    minority interests in net income of
    controlled subsidiaries                                        $   3,776,980             $   7,102,111
Minority interests in net income
    of controlled subsidiaries                                          (236,262)                  (48,115)
                                                               ------------------------ ------------------------
Net investment income                                              $   3,540,718             $   7,053,996
                                                               ------------------------ ------------------------

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                                         Three Months             Three Months
                                                                            Ended                     Ended
                                                                        March 31, 2005           March 31, 2004
                                                                   ------------------------- ------------------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
   Investment transactions, securities sold short
     and foreign currency transactions allocated from
     Belvedere Company (identified cost basis)                        $  (1,174,904)              $   7,200,329
   Investment transactions in Partnership
     Preference Units (identified cost basis)                             4,349,676                  30,460,629
   Interest rate swap agreements (1)                                     (1,660,980)                 (3,033,976)
                                                                   ------------------------- ------------------------
Net realized gain                                                     $   1,513,792               $  34,626,982
                                                                   ------------------------- ------------------------

Change in unrealized appreciation
   (depreciation) -
     Investments, securities sold short and foreign
      currency allocated from Belvedere Company
      (identified cost basis)                                         $ (45,565,227)              $  29,534,797
     Investment in Partnership Preference Units
      (identified cost basis)                                            (3,631,351)                (27,504,776)
     Investment in other real estate
      (net of minority interest in unrealized (depreciation)
      appreciation of controlled subsidiaries of $(1,859,191)
      and $1,076,976, respectively)                                       4,130,077                  (3,426,498)
     Interest rate swap agreements                                        5,664,912                  (5,768,889)
                                                                   ------------------------- ------------------------
Net change in unrealized appreciation (depreciation)                  $ (39,401,589)              $  (7,165,366)
                                                                   ------------------------- ------------------------

Net realized and unrealized (loss) gain                               $ (37,887,797)              $  27,461,616
                                                                   ------------------------- ------------------------

Net (decrease) increase in net assets
      from operations                                                 $ (34,347,079)              $  34,515,612
                                                                   ========================= ========================

(1) Amounts represent periodic payments made in connection with interest rate swap agreements (Note 5).

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                                                     Three Months
                                                                                         Ended                   Year Ended
                                                                                    March 31, 2005              December 31,
                                                                                      (Unaudited)                   2004
                                                                                ------------------------    ----------------------
Increase (Decrease) in Net Assets:
    Net investment income                                                          $     3,540,718            $    25,224,494
    Net realized gain from investment transactions, securities sold short,
      foreign currency transactions and interest rate swap agreements                    1,513,792                 57,671,882
    Net change in unrealized appreciation (depreciation) of investments, securities sold short, foreign currency and interest rate swap
      agreements                                                                       (39,401,589)                52,072,410
                                                                                ------------------------    ----------------------
Net (decrease) increase in net assets from operations                              $   (34,347,079)           $   134,968,786
                                                                                ------------------------    ----------------------

Transactions in Fund Shares -
    Net asset value of Fund Shares issued to Shareholders in
      payment of distributions declared                                            $     9,834,087            $    10,101,552
    Net asset value of Fund Shares redeemed                                            (24,359,710)              (129,608,009)
                                                                                ------------------------    ----------------------
Net decrease in net assets from Fund Share transactions                            $   (14,525,623)           $  (119,506,457)
                                                                                ------------------------    ----------------------

Distributions -
    Distributions to Shareholders                                                  $   (23,369,301)           $   (25,586,688)
                                                                                ------------------------    ----------------------
Total distributions                                                                $   (23,369,301)           $   (25,586,688)
                                                                                ------------------------    ----------------------

Net decrease in net assets                                                         $   (72,242,003)           $   (10,124,359)

Net assets:
    At beginning of period                                                         $ 1,910,487,498            $ 1,920,611,857
                                                                                ------------------------    ----------------------
    At end of period                                                               $ 1,838,245,495            $ 1,910,487,498
                                                                                ========================    ======================

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Three Months           Three Months
                                                                                              Ended                  Ended
                                                                                          March 31, 2005         March 31, 2004
                                                                                    ----------------------- ---------------------
Cash Flows From (For) Operating Activities -
Net (decrease) increase in net assets from operations                                  $   (34,347,079)         $   34,515,612
Adjustments to reconcile net (decrease) increase in net assets from operations to net cash flows (for) from operating activities -
      Net investment income allocated from Belvedere Company                                (5,206,701)             (3,904,629)
      Decrease in escrow deposits                                                                    -                 811,800
      Increase in other assets                                                                (412,293)               (504,258)
      (Increase) decrease in distributions and interest receivable                                 (79)              1,108,013
      (Decrease) increase in interest payable for open swap agreements                         (81,428)                  2,739
      Increase in security deposits, accrued interest and
        accrued other expenses and liabilities                                                 949,978               1,282,177
      Increase (decrease) in accrued property taxes                                            460,406              (1,231,565)
      Proceeds from sales of Partnership Preference Units                                   30,576,875             213,665,294
      Payments for investments in other real estate                                                  -             (16,058,060)
      Increase in minority interest                                                            240,000                       -
      Increase in short-term investments                                                   (33,400,000)            (56,468,524)
      Improvements to rental property                                                         (597,790)               (267,893)
      Interest incurred on interest rate swap agreements                                    (1,660,980)             (3,033,976)
      Minority interests in net income of controlled subsidiaries                              236,262                  48,115
      Net realized gain from investment transactions,
        foreign currency transactions and interest rate swap agreements                     (1,513,792)            (34,626,982)
      Net change in unrealized (appreciation) depreciation of investments,
        foreign currency and interest rate swap agreements                                  39,401,589               7,165,366
                                                                                    ----------------------- ---------------------
Net cash flows (for) from operating activities                                         $    (5,355,032)         $  142,503,229
                                                                                    ----------------------- ---------------------

Cash Flows From (For) Financing Activities -
    Proceeds from Credit Facility                                                      $    19,000,000          $   15,000,000
    Repayment of Credit Facility                                                                     -            (143,000,000)
    Repayments of mortgages                                                                 (1,190,648)             (1,083,927)
    Payments for Fund Shares redeemed                                                       (1,123,807)               (767,886)
    Distributions paid to Shareholders                                                     (13,535,214)            (15,485,136)
    Distributions paid to minority shareholders                                             (1,065,817)                (16,800)
                                                                                    ----------------------- ---------------------
Net cash flows from (for) financing activities                                         $     2,084,514          $ (145,353,749)
                                                                                    ----------------------- ---------------------

Net decrease in cash                                                                   $    (3,270,518)         $   (2,850,520)

Cash at beginning of period                                                            $     6,789,395          $    6,605,096
                                                                                    ----------------------- ---------------------
Cash at end of period                                                                  $     3,518,877          $    3,754,576
                                                                                    ======================= =====================

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                     Three Months              Three Months
                                                                                        Ended                     Ended
                                                                                    March 31, 2005            March 31, 2004
                                                                                -----------------------  -------------------------
Supplemental Disclosure and Non-cash Investing and
     Financing Activities -
      Interest paid on loan - Credit Facility                                      $   2,090,452              $   1,660,547
      Interest paid on mortgages                                                   $   6,433,894              $   5,637,684
      Interest paid on swap agreements                                             $   1,742,408              $   3,031,237
      Market value of securities distributed in payment of
        redemptions                                                                $  23,235,903              $  38,996,734
      Market value of real property and other assets, net of
        current liabilities, assumed in conjunction with
        acquisition of other real estate                                           $           -              $ 245,732,974
      Mortgages assumed in conjunction with acquisition
        of other real estate                                                       $           -              $ 229,674,914

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC  as of March 31, 2005
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Highlights (Unaudited)

For the Three Months Ended March 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                                     $  91.500
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations
------------------------------------------------------------------------------------------------------------------------------------
Net investment income (1)                                                                                 $   0.170
Net realized and unrealized loss                                                                             (1.830)
------------------------------------------------------------------------------------------------------------------------------------
Total loss from operations                                                                                $  (1.660)
------------------------------------------------------------------------------------------------------------------------------------

Distributions
------------------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                                             $  (1.120)
------------------------------------------------------------------------------------------------------------------------------------
Total distributions                                                                                       $  (1.120)
------------------------------------------------------------------------------------------------------------------------------------

Net asset value - End of period                                                                           $  88.720
------------------------------------------------------------------------------------------------------------------------------------

Total Return (2)                                                                                              (1.80)%
------------------------------------------------------------------------------------------------------------------------------------


                                                                                     As a Percentage          As a Percentage
                                                                                     of Average Net           of Average Gross
Ratios                                                                                 Assets (3)              Assets (3)(8)
------------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
    Interest and other borrowing costs  (4)                                              1.29% (9)                0.94% (9)
    Operating expenses  (4)                                                              0.38% (9)                0.28% (9)
Belmar Capital Fund LLC Expenses
    Interest and other borrowing costs  (5)(6)                                           0.46% (9)                0.33% (9)
    Investment advisory and administrative fees, distribution and
        servicing fees and other Fund operating expenses (5)(7)                          1.20% (9)                0.87% (9)
                                                                                 --------------------------------------------------
Total expenses                                                                           3.33% (9)                2.42% (9)

Net investment income                                                                    0.77% (9)                0.56% (9)
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Data
------------------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                                 $ 1,838,246
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)                                               0.12%
------------------------------------------------------------------------------------------------------------------------------------

(1)  Calculated using average shares outstanding.
(2) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(3) For the purpose of calculating ratios, the income and expenses of Belmar Realty Corporation's (Belmar Realty) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belmar Realty.
(4) Includes Belmar Realty's proportional share of expenses incurred by its controlled subsidiaries.
(5) Includes the expenses of Belmar Capital Fund LLC (Belmar Capital) and Belmar Realty. Does not include expenses of Belmar Realty's controlled subsidiaries.
(6) Ratios do not include interest incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.
(7) Includes Belmar Capital's share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.
(8) Average Gross Assets is defined as the average daily amount of all assets of Belmar Capital (including Belmar Capital's interest in Belvedere Company and Belmar Capital's ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belmar Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belmar Realty.
(9)  Annualized.

       See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of March 31, 2005
Notes To Condensed Consolidated Financial Statements (Unaudited)

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

The balance sheet at December 31, 2004 and the statement of changes in net assets for the year then ended have been derived from the December 31, 2004 audited financial statements but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  periods'  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

2    Estate Freeze

Shareholders in Belmar Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to
(i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares' preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. At March 31, 2005 and December 31, 2004, the Preferred Shares were valued at $88.72 and $91.50, respectively, and the Common Shares had no value. The existence of restructured Fund Shares does not adversely affect Shareholders who do not make an election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who subdivide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

3    Investment Transactions

The following table summarizes the Fund's investment transactions, other than short-term obligations, for the three months ended March 31, 2005 and March 31, 2004:

                                                            Three Months Ended               Three Months Ended
               Investment Transaction                         March 31, 2005                   March 31, 2004
----------------------------------------------------------------------------------------------------------------------
Decreases in investment in Belvedere Capital Fund
 Company LLC (Belvedere Company)                             $ 23,235,903                       $ 38,996,734
Acquisition of other real property (1)                       $          -                       $ 16,058,060
Sales of Partnership Preference Units (2)                    $ 30,576,875                       $213,665,294
----------------------------------------------------------------------------------------------------------------------

(1) In January 2004, Belmar Realty purchased an indirect investment in real property through its wholly-owned subsidiary, Bel Stamford Investors, LLC (Bel Stamford) for a net investment of $16,058,060.

(2) Sales of Partnership Preference Units for the three months ended March 31, 2004 include Partnership Preference Units sold to other investment funds advised by Boston Management and Research (Boston Management) for which a gain of $22,355,905 was recognized. There were no sales of Partnership Preference Units to other investment funds advised by Boston Management for the three months ended March 31, 2005.

4    Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the three months ended March 31, 2005 and March 31, 2004, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                                Three Months Ended     Three Months Ended
                                                                                  March 31, 2005         March 31, 2004
----------------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio (1)                                $ 12,584,989,585        $ 11,520,846,141
The Fund's investment in Belvedere Company (2)                                   $  1,951,102,511        $  1,968,554,205
Income allocated to Belvedere Company from the Portfolio                         $     52,138,985        $     39,365,471
Income allocated to the Fund from Belvedere Company                              $      8,150,750        $      6,872,705
Expenses allocated to Belvedere Company from the Portfolio                       $     14,031,081        $     12,634,511
Expenses allocated to the Fund from Belvedere Company                            $      2,944,049        $      2,968,076
Net realized (loss) gain from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere Company
 from the Portfolio                                                              $     (7,321,051)       $     41,048,575
Net realized (loss) gain from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from
 Belvedere Company                                                               $     (1,174,904)       $      7,200,329
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere
 Company from the Portfolio                                                      $   (280,637,975)       $    163,577,445
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund from
 Belvedere Company                                                               $    (45,565,227)       $     29,534,797
---------------------------------------------------------------------------------------------------------------------------

(1) As of March 31, 2005 and 2004, the value of Belvedere Company's interest in the Portfolio represents 67.7% and 63.9% of the Portfolio's net assets, respectively.

(2) As of March 31, 2005 and 2004, the Fund's investment in Belvedere Company represents 15.5% and 17.1% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at March 31, 2005, December 31, 2004 and March 31, 2004 and its operations for the three months ended March 31, 2005, for the year ended December 31, 2004 and for the three months ended March 31, 2004 follows:

                                             March 31, 2005        December 31, 2004        March 31, 2004
                                           -------------------- ------------------------ ---------------------
Investments, at value                        $18,468,165,880         $19,139,242,713        $18,003,359,532
Other assets                                     119,669,991             199,253,595             25,944,066
--------------------------------------------------------------------------------------------------------------
Total assets                                 $18,587,835,871         $19,338,496,308        $18,029,303,598
--------------------------------------------------------------------------------------------------------------
Loan payable - Line of Credit                $     4,200,000         $             -        $             -
Securities sold short, at value                            -             197,010,000                      -
Other liabilities                                    125,209                 343,906                254,697
--------------------------------------------------------------------------------------------------------------
Total liabilities                            $     4,325,209         $   197,353,906        $       254,697
--------------------------------------------------------------------------------------------------------------
Net assets                                   $18,583,510,662         $19,141,142,402        $18,029,048,901
==============================================================================================================
Dividends and interest                       $    77,449,217         $   292,265,206        $    62,101,320
--------------------------------------------------------------------------------------------------------------
Investment adviser fee                       $    20,297,088         $    77,609,178        $    19,348,796
Other expenses                                       611,649               2,649,363                598,921
Total expense reductions                             (59,259)                (26,706)                     -
--------------------------------------------------------------------------------------------------------------
Net expenses                                 $    20,849,478         $    80,231,835        $    19,947,717
--------------------------------------------------------------------------------------------------------------
Net investment income                        $    56,599,739         $   212,033,371        $    42,153,603
Net realized (loss) gain from
 investment transactions,
 securities sold short and
 foreign currency transactions                   (11,056,277)            152,422,840             64,894,806
Net change in unrealized
 appreciation (depreciation) of
 investments, securities sold
 short and foreign currency                     (422,252,722)          1,317,878,707            261,922,214
--------------------------------------------------------------------------------------------------------------
Net (decrease) increase in net
 assets from operations                      $  (376,709,260)        $ 1,682,334,918        $   368,970,623
--------------------------------------------------------------------------------------------------------------

5    Interest Rate Swap Agreements

Belmar Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at March 31, 2005 and December 31, 2004 are listed below.

             Notional                                   Initial
              Amount                                   Optional         Final            Unrealized             Unrealized
 Effective    (000's       Fixed        Floating      Termination    Termination       Appreciation at        Appreciation at
    Date     omitted)      Rate           Rate           Date            Date          March 31, 2005        December 31, 2004
----------- ----------- ------------ --------------- -------------- --------------- ---------------------- --------------------
   02/04       $58,363     4.90%      LIBOR + 0.20%     8/04            6/10             $   668,409          $   129,965
   10/03        55,831     4.875%     LIBOR + 0.20%     4/04            6/10                 676,463              136,605
   10/03        43,010     4.755%     LIBOR + 0.20%     7/04            6/10                 666,966              203,743
   10/03        56,978     4.695%     LIBOR + 0.20%     9/04            6/10                 985,326              341,914
   10/03        64,418     4.565%     LIBOR + 0.20%     3/05            6/10               1,375,851              581,263
   10/03       110,068     3.9725%    LIBOR + 0.20%      -              6/10               3,993,239            1,307,852
----------- ----------- ------------ --------------- -------------- --------------- ---------------------- --------------------
  Total       $388,668                                                                  $  8,366,254          $ 2,701,342
----------- ----------- ------------ --------------- -------------- --------------- ---------------------- --------------------

6    Segment Information

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belmar Capital invests in real estate assets through its subsidiary Belmar Realty. Belmar

Realty invests directly and indirectly in Partnership Preference Units and in real property through controlled subsidiaries, Bel Alliance Apartments, LLC (Bel Apartments), Bel Stamford and Brazos Property Trust (Brazos) (for the period during which Belmar Realty maintained an interest in each of the controlled subsidiaries).

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

For the Three Months Ended                                   Tax-Managed              Real
March 31, 2005                                            Growth Portfolio*          Estate              Total
------------------------------------------------------- ----------------------- ------------------ -------------------
Revenue                                                      $   5,206,701         $    11,826,062     $ 17,032,763
Interest expense on mortgages                                            -              (6,481,670)      (6,481,670)
Interest expense on Credit Facility                               (596,850)               (852,643)      (1,449,493)
Operating expenses                                                (396,813)             (3,314,757)      (3,711,570)
Minority interest in net income of controlled
 subsidiaries                                                            -                (236,262)        (236,262)
------------------------------------------------------- ----------------------- ------------------ -------------------
Net investment income                                        $   4,213,038         $       940,730     $  5,153,768
Net realized (loss) gain                                        (1,174,904)              2,688,696        1,513,792
Net change in unrealized appreciation (depreciation)           (45,565,227)              6,163,638      (39,401,589)
------------------------------------------------------- ----------------------- ------------------ -------------------
Net (decrease) increase in net assets from operations
   of reportable segments                                    $ (42,527,093)        $     9,793,064     $(32,734,029)
------------------------------------------------------- ----------------------- ------------------ -------------------


For the Three Months Ended                                   Tax-Managed              Real
March 31, 2004                                            Growth Portfolio*          Estate              Total
------------------------------------------------------- ----------------------- ------------------ -------------------
Revenue                                                      $  3,904,629         $  18,581,141       $ 22,485,770
Interest expense on mortgages                                           -            (6,554,619)        (6,554,619)
Interest expense on Credit Facility                              (300,745)             (935,652)        (1,236,397)
Operating expenses                                               (460,439)           (5,873,117)        (6,333,556)
Minority interest in net income of controlled
 subsidiary                                                             -               (48,115)           (48,115)
------------------------------------------------------- ----------------------- ------------------ -------------------
Net investment income                                        $  3,143,445         $   5,169,638       $  8,313,083
Net realized gain                                               7,200,329            27,426,653         34,626,982
Net change in unrealized appreciation (depreciation)           29,534,797           (36,700,163)        (7,165,366)
------------------------------------------------------- ----------------------- ------------------ -------------------
Net increase (decrease) in net assets from operations
 of reportable segments                                      $ 39,878,571         $  (4,103,872)      $ 35,774,699
------------------------------------------------------- ----------------------- ------------------ -------------------


                                                             Tax-Managed              Real
At March 31, 2005                                         Growth Portfolio*          Estate              Total
---------------------------------------------------- ------------------------- ------------------ -------------------
Segment assets                                           $ 1,951,102,511          $ 634,887,590     $ 2,585,990,101
Segment liabilities                                           86,026,339            572,615,194         658,641,533
---------------------------------------------------- ------------------------- ------------------ -------------------
Net assets of reportable segments                        $ 1,865,076,172          $  62,272,396     $ 1,927,348,568
---------------------------------------------------- ------------------------- ------------------ -------------------


At December 31, 2004
---------------------------------------------------- ------------------------- ------------------ -------------------
Segment assets                                           $ 2,015,871,844          $ 658,486,334     $ 2,674,358,178
Segment liabilities                                           86,014,813            605,497,871         691,512,684
---------------------------------------------------- ------------------------- ------------------ -------------------
Net assets of reportable segments                        $ 1,929,857,031          $  52,988,463     $ 1,982,845,494
---------------------------------------------------- ------------------------- ------------------ -------------------

* Belmar Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:


                                                                    Three Months Ended          Three Months Ended
                                                                      March 31, 2005              March 31, 2004
                                                                  -----------------------     -----------------------
Revenue:
 Revenue from reportable segments                                      $   17,032,763              $ 22,485,770
 Unallocated amounts:
  Interest earned on cash not invested in
   the Portfolio or in subsidiaries                                            68,009                   190,453
                                                                  -----------------------     -----------------------
Total revenue                                                          $   17,100,772              $ 22,676,223
                                                                  -----------------------     -----------------------

Net increase (decrease) in net assets from operations:
 Net (decrease) increase in net assets from
  operations of reportable segments                                    $  (32,734,029)             $ 35,774,699
 Unallocated investment income:
  Interest earned on cash not invested
   in the Portfolio or in subsidiaries                                         68,009                   190,453
  Unallocated expenses (1):
   Distribution and servicing fees                                           (879,236)                 (939,591)
   Interest expense on Credit Facility                                       (682,115)                 (434,410)
   Audit, tax, and legal fees                                                 (99,196)                  (54,799)
   Other operating expenses                                                   (20,512)                  (20,740)
                                                                  -----------------------     -----------------------
Total net (decrease) increase in net assets
 from operations                                                       $  (34,347,079)             $ 34,515,612
                                                                  -----------------------     -----------------------

(1) Unallocated expenses represent costs incurred that pertain to the overall operation of Belmar Capital, and do not pertain to either operating segment.

                                                                      March 31, 2005            December 31, 2004
                                                                  -----------------------     -----------------------
Net assets:
 Net assets of reportable segments                                     $1,927,348,568               $1,982,845,494
 Unallocated amounts:
  Cash (1)                                                                    400,388                      984,755
  Short-term investments (1)                                               35,100,000                    1,700,000
  Loan payable - Credit Facility (2)                                     (124,373,684)                 (74,796,809)
  Other liabilities                                                          (229,777)                    (245,942)
                                                                  -----------------------     -----------------------
Total net assets                                                       $1,838,245,495               $1,910,487,498
                                                                  -----------------------     -----------------------

(1) Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(2) Unallocated amount of loan payable - Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (MD&A) AND RESULTS OF OPERATIONS.

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

(a) RESULTS OF OPERATIONS.

Increases and decreases in the Fund's net asset value per share are based on net investment income (or loss) and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the net investment income (or loss) attributable to the minority interest in controlled subsidiaries of Belmar Realty Corporation (Belmar Realty). The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Capital Fund Company LLC (Belvedere Company), rental income from the properties owned by Belmar Realty's controlled subsidiaries, partnership income allocated to the income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) owned directly or indirectly by Belmar Realty and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends and interest allocated to Belvedere Company by Tax-Managed Growth Portfolio (the Portfolio) less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgages on properties owned by Belmar Realty's controlled subsidiaries, interest expense on the Fund's Credit Facility (described in Item 2(b) below), property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belmar Realty's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belmar Realty, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

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

MD&A AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2005 COMPARED TO THE QUARTER ENDED MARCH 31, 2004

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund's primary performance benchmark. The S&P 500 Index is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the

(1) Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for non-Portfolio expenses of that fund. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an Index. 15

Portfolio. In measuring the performance of the Fund's real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix a substantial portion of the borrowing costs under the Credit Facility used to acquire equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value.

The Fund's total return was -1.80% for the quarter ended March 31, 2005. This return reflects a decrease in the Fund's net asset value per share from $91.50 to $88.72 and a distribution of $1.12 per share during the period. The total return of the S&P 500 Index was -2.15% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.18% during the period. Last year, the Fund had a total return performance of 1.80% for the quarter ended March 31, 2004. This return reflected an increase in the Fund's net asset value per share from $86.28 to $86.67 and a distribution of $1.15 per share during the period. The S&P 500 Index had a total return of 1.69% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.32% during th at period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended March 31, 2005, the Portfolio had a total return of -1.98%, compared to a total return of 2.12% during the quarter ended March 31, 2004. The total return of the Portfolio exceeded the total return of the S&P 500 Index by 0.17% in the first quarter of 2005 and 0.43% in the first quarter of 2004. Although most U.S. public companies have continued to demonstrate solid profitability and earnings growth, market performance in the first quarter was hampered by rising interest rates and growing inflation fears amid resurging oil prices. As expected, the Federal Reserve raised the federal funds target rate to 2.75%, the seventh increase in this short-term interest rate benchmark since June of last year. During the quarter, investors favored defensive, higher-yielding stocks over cyclicals, technology stocks and other high volatility stocks. The tech-heavy NASDAQ Composite Index lost over 8% during the quarter.

Utilities and energy were the best performing sectors of the S&P 500 Index, while telecommunications and technology were the poorest performing sectors. Market leading industries in the first quarter included: oil and gas, health care providers and personal products. In contrast, information technology consulting, auto manufacturers and multi-line insurers were among the worst performing industry groups.

The Portfolio's relative performance versus the S&P 500 Index was driven primarily by industry and sector exposure and stock selection. The Portfolio benefited from the continued overweighting of the energy sector, as oil and gas related investments advanced during the quarter on rising commodity prices. The Portfolio's relative performance also benefited from underweight positions in the lagging information technology and telecommunication sectors. Relative performance was adversely affected by an overweighting of the lagging industrial sector and an underweighting of the utilities sector, which was among the strongest performers in a defensive market. Favorable stock selection within the thrift bank, media and catalog retailer industries was also beneficial to the overall results.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belmar Realty. As of March 31, 2005, real estate investments included an interest in a real estate joint venture (the Real Estate Joint Venture), Brazos Property Trust (Brazos), a Net Leased Property, Bel Stamford Investors LLC (Bel Stamford), and a portfolio of Partnership Preference Units. Brazos owns industrial distribution properties and Bel Stamford owns an interest in leasehold improvements of an office building and attached facilities subject to a triple net lease. As of March 31, 2005, the estimated fair value of the Fund's real estate investments represented 23.5% of the Fund's total assets on a consolidated basis. After adjusting for the minority interest in the Real Estate Joint Venture, the Fund's real estate investments represented 30.8% of the Fund's net assets as of March 31, 2005.

During the quarter ended March 31, 2005, rental income from real estate operations was approximately $11.1 million compared to approximately $12.2 million for the quarter ended March 31, 2004, a decrease of $1.1 million or 9%. This decrease in rental income was due to the fact that rental revenues of the properties owned by Brazos during the quarter ended March 31, 2005 were less than the rental revenues of the multifamily properties owned by Bel Alliance Apartments LLC (Bel Apartments) during the quarter ended March 31, 2004. Belmar Realty sold its interest in the Bel Apartments properties in October 2004. During the quarter ended March 31, 2004, rental income increased primarily due to the acquisition of Bel Stamford. The increase was partially offset by a decrease in rental revenue for the multifamily properties of Bel Apartments.
During the quarter ended March 31, 2004, Bel Apartments' rental revenue was affected by reduced apartment rental rates, increased rent concessions, and lower occupancy levels.

During the quarter ended March 31, 2005, property operating expenses were approximately $1.8 million compared to approximately $4.4 million for the quarter ended March 31, 2004, a decrease of $2.6 million or 60% (property operating expenses are before certain operating expenses of Belmar Realty of approximately $1.5 million for the quarter ended March 31, 2005 and $1.5 million for the quarter ended March 31, 2004). The decrease in property operating expenses was principally due to the fact that property operating expenses of properties owned by Brazos during the quarter ended March 31, 2005 were less than property operating expenses of Bel Apartments during the quarter ended March 31, 2004. Property operating expenses for the quarter ended March 31, 2004 were not materially different from operating expenses for the quarter ended March 31, 2003. Belmar Realty does not record property operting expenses for Bel Stamford because expenses are assumed by the tenant under the terms of the lease agreement.

For many industrial distribution properties, reduced rent levels are likely to continue over the near term as above-market leases mature and space is re-leased at current market rates. Boston Management and Research (Boston Management), Belmar Realty's manager, expects that improvements in industrial distribution property operating performance will occur over the longer term.

At March 31, 2005, the estimated fair value of the real properties indirectly held through Belmar Realty was approximately $579.4 million compared to approximately $428.8 million at March 31, 2004, a net increase of $150.6 million or 35%. The net increase in estimated real property values at March 31, 2005 as compared to March 31, 2004 resulted from Belmar Realty's acquisition of an interest in Brazos in the third quarter of 2004, offset in part by its sale of an interest in Bel Apartments in 2004. The increase in estimated real property value at March 31, 2004 was principally due to the acquisition of Bel Stamford. The increase was offset in part by lower values for the properties held by Bel Apartments.

Despite weak real estate operating conditions over the past several years, property values in the U.S. have remained stable or increased modestly as lower near-term property earning expectations have generally been offset by lower capitalization and discount rates applied in valuing the properties. Capitalization rates and discount rates, terms commonly used in the real estate industry, are rate of return percentages applied to actual or projected income levels to estimate the value of real estate investments.

During the quarter ended March 31, 2005, the Fund saw unrealized appreciation of the estimated fair value of its other real estate investments (which includes Brazos) of approximately $4.1 million compared to unrealized depreciation of approximately $3.4 million during the quarter ended March 31, 2004. Net unrealized appreciation of approximately $4.1 million during the quarter ended March 31, 2005 consisted of unrealized appreciation in the estimated fair value of the properties of Brazos.

During the quarter ended March 31, 2005, Belmar Realty experienced scheduled redemptions of certain of its Partnership Preference Units totaling approximately $30.6 million, recognizing a gain of approximately $4.3 million on the transactions. At March 31, 2005, the estimated fair value of Belmar Realty's Partnership Preference Units totaled approximately $33.8 million compared to approximately $214.1 million at March 31, 2004, a net decrease of $180.3 million or 84%. The net decrease in value was principally due to fewer Partnership Preference Units held at March 31, 2005 compared to March 31, 2004. Partnership Preference Unit values at March 31, 2004 decreased compared to March 31, 2003 due to fewer Partnership Preference Units held and lower average per unit values of the Partnership Preference Units held at March 31, 2004 due to their lower average coupon rates. In the current low interest rate environment, many issuers have been redeeming Partnership Preference Units as Belmar Realty's call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belmar Realty during the quarter ended March 31, 2004 were no longer held at March 31, 2005.

During the quarter ended March 31, 2005, the Fund saw net unrealized depreciation of the estimated fair value of its Partnership Preference Units of approximately $3.6 million compared to net unrealized depreciation of approximately $27.5 million during the quarter ended March 31, 2004. The net unrealized depreciation of approximately $3.6 million during the quarter ended March 31, 2005 consisted of approximately $0.5 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units held by Belmar Realty at March 31, 2005, and approximately $4.1 million of unrealized depreciation resulting from the reclassification of previously recorded unrealized appreciation as realized gains due to the sales of Partnership Preference Units during the quarter ended March 31, 2005. The net unrealized depreciation in the first quarter of 2004 consisted of approximately $1.5 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units held by Belmar Realty at March 31, 2004, and approximately $26.0 million of unrealized depreciation resulting from the reclassification of previously recorded unrealized appreciation as realized gains due to sales of Partnership Preference Units during the quarter ended March 31, 2004.

Distributions from Partnership Preference Units for the quarter ended March 31, 2005 totaled approximately $0.7 million compared to approximately $6.4 million for the quarter ended March 31, 2004, a decrease of $5.7 million or 90%. The decrease was principally due to fewer Partnership Preference Units held on average during the quarter as well as to lower average distribution rates. Distributions from Partnership Preference Units for the quarter ended March 31, 2004 compared to March 31, 2003 decreased due to fewer Partnership Preference Units held on average, as well as lower average distribution rates on Partnership Preference Units held during the quarter ended March 31, 2004.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended March 31, 2005, net realized and unrealized gains on the Fund's interest rate swap agreements totaled approximately $4.0 million, compared to approximately $8.8 million of net realized and unrealized losses for the quarter ended March 31, 2004. Net realized and unrealized gains on swap agreements for the quarter ended March 31, 2005 consisted of $5.7 million of net unrealized gains due to changes in swap agreement valuations, offset by $1.7 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended March 31, 2004, the Fund had net unrealized losses of $5.8 million due to swap agreement valuation changes and $3.0 million of swap agreement periodic payments. The positive impact on Fund performance for the quarter ended March 31, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period. The negative impact on Fund performance from changes in swap valuations for the quarter ended March 31, 2004 was due to a decline in swap rates during the period.

(b) LIQUIDITY AND CAPITAL RESOURCES.

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2005, the Fund had outstanding borrowings of $309.0 million and $99.5 million of unused loan commitments under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2005, the unrealized appreciation related to the interest rate swap agreements was approximately $8.4 million. As of March 31, 2004, the unrealized depreciation related to the interest rate swap agreements was approximately $3.7 million.

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

                                                        Interest Rate Sensitivity
                                                     Cost, Principal (Notional) Amount
                                                 by Contractual Maturity and Callable Date
                                                  for the Twelve Months Ended March 31,*

                                                                                                                      Estimated Fair
                                                                                                                       Value as of
                                2006       2007-2008        2009         2010           Thereafter        Total       March 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
------------------------
Long-term debt:
------------------------
Fixed-rate mortgages                                                                   $453,908,265    $453,908,265    $452,000,000

Average interest rate                                                                          5.72%           5.72%
------------------------
Variable-rate Credit
Facility                                                                               $309,000,000    $309,000,000    $309,000,000

Average interest rate                                                                          3.08%           3.08%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
------------------------
Pay fixed/receive
variable interest rate
swap agreements                                                                        $388,668,000    $388,668,000    $  8,366,254

Average pay rate                                                                               4.53%           4.53%

Average receive rate                                                                           3.07%           3.07%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive
investments:
------------------------
Fixed-rate Partnership
Preference Units:
------------------------
MHC Operating Limited
Partnership, 8.0625% Series
D Cumulative Redeemable
Perpetual Preference Units,
Callable 3/24/10, Current
Yield: 7.89%                                                            $20,544,240                    $ 20,544,240    $ 20,448,000

PSA Institutional Partners,
L.P., 6.40% Series NN
Cumulative Redeemable Perpetual
Preferred Units, Callable
3/17/10, Current Yield: 6.64%                                           $13,387,321                    $ 13,387,321    $ 13,381,050

* The amounts listed reflect the Fund's positions as of March 31, 2005. The Fund's current positions may differ.

ITEM 4. CONTROLS AND PROCEDURES.

Eaton Vance, as the Fund's manager, evaluated the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934
Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. The Fund's disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Fund's disclosure controls and procedures were effective. During the quarter, the Fund adopted additional internal controls relating to its real estate investments, including the establishment of a valuation committee to oversee the implementation of the valuation policies relating to the Fund's real estate and other investments. There were no other changes in the Fund's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Effective April 15, 2005, Eaton Vance appointed James L. O'Connor interim Chief Financial Officer to serve during Michelle A. Green's maternity leave, which is expected to continue for three to four months.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2004, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible (except for Shares subject to an estate freeze election as described in Item 5 of the Fund's Annual Report on Form 10-K for the fiscal year ending December 31, 2004). During each month in the quarter ended March 31, 2005, the total number of shares redeemed and the average price paid per share were as follows:

                              Total No. of Shares    Average Price Paid
Month Ended                      Redeemed(1)            Per Share
-------------------------------------------------------------------------
January 31, 2005                  29,040.982              $88.21
-------------------------------------------------------------------------
February 28, 2005                148,562.899              $89.77
-------------------------------------------------------------------------
March 31, 2005                    94,400.082              $89.97
-------------------------------------------------------------------------
Total                            272,003.963              $89.79
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended March 31, 2005.

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

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on May 10, 2005.



                                  BELMAR CAPITAL FUND LLC

                                  /s/ James L. O'Connor
                                  ---------------------
                                  James L. O'Connor
                                  Chief Financial Officer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer)

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