Form 10-Q
period 2005-09-30
BELMAR CAPITAL FUND LLC
filed 2005-11-09
CIK 1108991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to

Commission File No. 000-32633

Belmar Capital Fund LLC (Exact name of registrant as specified in its charter)

Delaware	04-3508106
(State of organization)	(I.R.S. Employer Identification No.)

The Eaton Vance Building
255 State Street
Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:	617-482-8260

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

YES	__X__	NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES	__X__	NO _____

		Belmar Capital Fund LLC
		Index to Form 10-Q
PART I		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements
		Condensed Consolidated Statements of Assets and Liabilities as of
		September 30, 2005 (Unaudited) and December 31, 2004	3
		Condensed Consolidated Statements of Operations (Unaudited) for the
		Three Months Ended September 30, 2005 and 2004 and for the Nine Months
		Ended September 30, 2005 and 2004	4
		Condensed Consolidated Statements of Changes in Net Assets for the
		Nine Months Ended September 30, 2005 (Unaudited) and the Year
		Ended December 31, 2004	6
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the
		Nine Months Ended September 30, 2005 and 2004	7
		Financial Highlights for the Nine Months Ended
		September 30, 2005 (Unaudited) and the Year Ended December 31, 2004	9
		Notes to Condensed Consolidated Financial Statements
		as of September 30, 2005 (Unaudited)	10
Item	2.	Management’s Discussion and Analysis of Financial Condition (MD&A)
		and Results of Operations	17
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item	4.	Controls and Procedures	23
PART II		OTHER INFORMATION
Item	1.	Legal Proceedings	23
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item	3.	Defaults Upon Senior Securities	24
Item	4.	Submission of Matters to a Vote of Security Holders	24
Item	5.	Other Information	24
Item	6.	Exhibits	24
SIGNATURES			25
EXHIBIT INDEX			26

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

	September 30, 2005	December 31,
	(Unaudited)	2004

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,980,647,865	$ 2,015,871,844
Investment in Partnership Preference Units	53,980,844	63,687,600
Investment in other real estate	581,531,919	579,496,359
Short-term investments	2,352,924	1,700,000

Total investments	$2,618,513,552	$ 2,660,755,803
Cash	8,234,305	6,789,395
Open interest rate swap agreements, at value	8,364,927	2,701,342
Distributions and interest receivable	288	6,511
Other assets	6,258,464	6,789,882

Total assets	$2,641,371,536	$ 2,677,042,933

Liabilities:
Loan payable – Credit Facility	$304,000,000	$ 290,000,000
Mortgages payable	451,590,399	455,098,913
Payable for Fund Shares redeemed	925,412	-
Payable to affiliate for investment advisory and administrative fees	427,890	-
Payable to affiliate for distribution and servicing fees	578,407	-
Security deposits	619,173	502,487
Accrued expenses:
Swap interest expense	32,527	144,508
Interest expense	1,971,943	1,903,452
Property taxes	1,011,841	30,839
Other expenses and liabilities	1,748,896	2,879,715
Minority interests in controlled subsidiaries	13,683,078	15,995,521

Total liabilities	$776,589,566	$ 766,555,435

Net assets	$1,864,781,970	$ 1,910,487,498

Shareholders’ Capital	$1,864,781,970	$ 1,910,487,498

Shares outstanding	20,149,568	20,880,411

Net asset value and redemption price per Share	$92.55	$ 91.50

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

		Three Months Ended		Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes of $50,880, $79,280,
$414,469 and $324,083, respectively)	$7,754,451	$7,130,416	$24,483,494	$21,458,195
Interest allocated from Belvedere Company	50,178	12,098	148,210	67,873
Expenses allocated from Belvedere Company	(2,975,165)	(2,857,329)	(8,812,238)	(8,734,857)

Net investment income allocated from
Belvedere Company	$4,829,464	$4,285,185	$15,819,466	$12,791,211
Rental income	11,200,910	18,553,658	33,448,052	43,685,281
Distributions from Partnership Preference Units	625,125	2,656,063	1,918,083	12,865,212
Interest	126,283	118,907	515,343	504,354

Total investment income	$16,781,782	$25,613,813	$51,700,944	$69,846,058

Expenses:
Investment advisory and administrative fees	$1,732,559	$2,145,643	$5,202,749	$5,914,189
Property management fees	176,376	438,736	522,035	1,102,334
Distribution and servicing fees	895,473	885,242	2,635,022	2,738,036
Interest expense on mortgages	6,573,884	7,325,098	19,612,406	20,924,661
Interest expense on Credit Facility	2,813,072	2,699,050	7,484,339	5,647,769
Property and maintenance expenses	344,535	3,329,290	1,560,557	9,153,931
Property taxes and insurance	928,871	1,884,234	2,806,513	4,226,575
Miscellaneous	379,222	802,831	1,579,124	1,488,451

Total expenses	$13,843,992	$19,510,124	$41,402,745	$51,195,946
Deduct-
Reduction of investment advisory
and administrative fees	469,993	455,190	1,384,279	1,404,063

Net expenses	$13,373,999	$19,054,934	$40,018,466	$49,791,883

Net investment income before minority
interests in net income of
controlled subsidiaries	$3,407,783	$6,558,879	$11,682,478	$20,054,175
Minority interests in net income
of controlled subsidiaries	(289,744)	(854,163)	(759,625)	(855,891)

Net investment income	$3,118,039	$5,704,716	$10,922,853	$19,198,284

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

		Three Months Ended		Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
Investment transactions, securities sold short
and foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$6,527,748	$1,379	$7,883,696	$11,420,583
Investment transactions in Partnership
Preference Units (identified cost basis)	-	4,063,620	4,349,676	40,590,325
Investment transactions in other real estate
(net minority interest in realized gain of
controlled subsidiaries of $307,905, $0,
$307,905 and $0, respectively)	1,616,502	908,060	1,616,502	908,060
Interest rate swap agreements (1)	(853,766)	(5,426,650)	(3,768,305)	(11,700,552)

Net realized gain (loss)	$7,290,484	$(453,591)	$10,081,569	$41,218,416

Change in unrealized appreciation (depreciation) -
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$59,250,586	$(46,048,567)	$13,763,636	$(552,457)
Investment in Partnership Preference Units
(identified cost basis)	(468,256)	(4,242,068)	(3,479,557)	(42,589,557)
Investment in other real estate
(net of minority interest in unrealized appreciation
(depreciation) of controlled subsidiaries of $(191,455),
$(372,466), $(2,515,829) and $(6,780,437), respectively)	473,784	(1,654,928)	6,602,730	(1,384)
Interest rate swap agreements	5,263,748	(6,086,810)	5,663,585	(839,623)

Net change in unrealized appreciation (depreciation)	$64,519,862	$(58,032,373)	$22,550,394	$(43,983,021)

Net realized and unrealized gain (loss)	$71,810,346	$(58,485,964)	$32,631,963	$(2,764,605)

Net increase (decrease) in net assets
from operations	$74,928,385	$(52,781,248)	$43,554,816	$16,433,679

(1) Amounts include periodic payments made in connection with interest rate swap agreements of $853,766, $2,989,394, $3,768,305 and $9,263,296, respectively (Note 5).

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

	Nine Months Ended	Year Ended
	September 30, 2005	December 31,
	(Unaudited)	2004

Increase (Decrease) in Net Assets:
From operations -
Net investment income	$10,922,853	$ 25,224,494
Net realized gain from investment transactions, securities sold short,
foreign currency transactions and interest rate swap agreements	10,081,569	57,671,882
Net change in unrealized appreciation (depreciation) of investments, securities sold short, foreign currency and interest rate swap
agreements	22,550,394	52,072,410

Net increase in net assets from operations	$43,554,816	$ 134,968,786

Transactions in Fund Shares -
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$9,834,087	$ 10,101,552
Net asset value of Fund Shares redeemed	(75,725,130)	(129,608,009)

Net decrease in net assets from Fund Share transactions	$(65,891,043)	$ (119,506,457)

Distributions -
Distributions to Shareholders	$(23,369,301)	$ (25,586,688)

Total distributions	$(23,369,301)	$ (25,586,688)

Net decrease in net assets	$(45,705,528)	$ (10,124,359)

Net assets:
At beginning of period	$1,910,487,498	$ 1,920,611,857

At end of period	$1,864,781,970	$ 1,910,487,498

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

	September 30, 2005	September 30, 2004

Cash Flows From (For) Operating Activities –
Net increase in net assets from operations	$43,554,816	$16,433,679
Adjustments to reconcile net increase in net assets from
operations to net cash flows from (for) operating activities -
Net investment income allocated from Belvedere Company	(15,819,466)	(12,791,211)
Increase in escrow deposits		(265,697)
(Increase) decrease in other assets	2,147,574	(9,130,315)
Decrease in distributions and interest receivable	6,223	1,008,112
Decrease in interest payable for open swap agreements	(111,981)	(80,848)
Increase in payable to affiliate for investment advisory and
administrative fees	427,890	-
Increase in payable to affiliate for distribution and servicing fees	578,407	-
Increase (decrease) in security deposits, accrued interest and
accrued other expenses and liabilities	(945,642)	5,873,730
Increase (decrease) in accrued property taxes	981,002	(705,236)
Purchases of Partnership Preference Units	(20,000,000)	(88,924,869)
Proceeds from sales of Partnership Preference Units	30,576,875	341,436,352
Payments for investments in other real estate		(479,631,795)
Proceeds from sale of investment in other real estate	4,078,517	159,062,857
Cash assumed in connection with acquisition
of other real estate investments	-	15,051
Decrease in cash due to sale of majority interest in controlled
subsidiary	-	(395,135)
(Increase) decrease in short-term investments	(652,924)	13,311,476
Improvements to rental property	(1,718,925)	(1,004,811)
Interest incurred on interest rate swap agreements	(3,768,305)	(9,263,296)
Payment for termination of interest rate swap agreements		(2,437,256)
Minority interests in net income of controlled subsidiaries	759,625	855,891
Net realized gain from investment transactions,
foreign currency transactions and interest rate swap agreements	(10,081,569)	(41,218,416)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(22,550,394)	43,983,021

Net cash flows from (for) operating activities	$7,461,723	$(63,868,716)

Cash Flows From (For) Financing Activities -
Proceeds from Credit Facility	$33,000,000	$347,000,000
Repayments of Credit Facility	(19,000,000)	(263,000,000)
Repayments of mortgages	(3,508,514)	(3,871,712)
Issuance of real estate joint venture preferred shares	240,000	-
Payments for Fund Shares redeemed	(2,108,941)	(2,169,077)
Distributions paid to Shareholders	(13,535,214)	(15,485,136)
Distributions paid to minority shareholders	(1,104,144)	(16,800)

Net cash flows (for) from financing activities	$(6,016,813)	$62,457,275

Net increase (decrease) in cash	$1,444,910	$(1,411,441)

Cash at beginning of period	$6,789,395	$6,605,096

Cash at end of period	$8,234,305	$5,193,655

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended

	September 30, 2005	September 30, 2004

Supplemental Disclosure and Non-cash Investing and
Financing Activities –
Interest paid on loan – Credit Facility	$ 7,297,641	$5,534,316
Interest paid on mortgages	$ 19,546,904	$19,749,183
Interest paid on swap agreements	$ 3,880,286	$9,344,144
Market value of securities distributed in payment of
redemptions	$ 72,690,777	$113,459,174
Market value of real property and other assets, net of
current liabilities, assumed in conjunction with the
acquisition of other real estate	$-	$840,381,023
Market value of minority interests assumed in
conjunction with the acquisitions of other real estate	$-	$116,686,185
Mortgages assumed in conjunction with the acquisition
of other real estate	$-	$244,129,496
Market value of real property and other assets, net of
current liabilities, disposed of in conjunction with
the sale of other real estate	$-	$197,178,423
Market value of minority interests disposed of in conjunction with
the sale of other real estate	$-	$40,158,768
Non-cash change in working capital of real estate investments	$ 1,616,156	$-

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Financial Statements (Continued)

Financial Highlights		Nine Months Ended		Year Ended
		September 30, 2005		December 31,
		(Unaudited)		2004

Net asset value – Beginning of period		$91.500		$86.280

Income (loss) from operations

Net investment income (1)		$0.531		$1.170
Net realized and unrealized gain		1.639		5.200

Total income from operations		$2.170		$6.370

Distributions

Distributions to Shareholders		$(1.120)		$(1.150)

Total distributions		$(1.120)		$(1.150)

Net asset value – End of period		$92.550		$91.500

Total Return (2)		2.44%		7.48%

Ratios as percentage of average net assets (3)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs	(4)	1.31%	(9)	1.47%
Operating expenses (4)		0.35%	(9)	0.94%
Belmar Capital Fund LLC Expenses
Interest and other borrowing costs	(5)(6)	0.54%	(9)	0.44%
Investment advisory and administrative fees, distribution and
servicing fees and other Fund operating expenses (5)(7)		1.15%	(9)	1.23%

Total expenses		3.35%	(9)	4.08%

Net investment income		0.79%	(9)	1.34%

Ratios as percentage of average gross assets (3)(8)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs	(4)	0.94%	(9)	1.01%
Operating expenses (4)		0.25%	(9)	0.64%
Belmar Capital Fund LLC Expenses
Interest and other borrowing costs	(5)(6)	0.39%	(9)	0.30%
Investment advisory and administrative fees, distribution and
servicing fees and other Fund operating expenses (5)(7)		0.83%	(9)	0.86%

Total expenses		2.41%	(9)	2.81%

Net investment income		0.57%	(9)	0.93%

Supplemental Data

Net assets, end of period (000’s omitted)		$1,864,782		$1,910,487
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)		0.32%		3%

(1)	Calculated using average shares outstanding.

(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.

(3)	For the purpose of calculating ratios, the income and expenses of Belmar Realty Corporation's (Belmar Realty) controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belmar Realty

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

(8)	Average gross assets is defined as the average daily amount of all assets of Belmar Capital (including Belmar Capital’s interest in Belvedere Company an Belmar Capital’s ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belmar Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belmar Realty

(9)	Annualized.

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of September 30, 2005 Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2 Estate Freeze

Shareholders in Belmar Capital are entitled to restructure their Fund Share interests under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and
Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to (i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5%
of the Preferred Shares’ preferential interest in the original capital contribution of the undivided Fund
Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. At September 30, 2005 and December 31, 2004, the Preferred Shares
were valued at $92.55 and $91.50, respectively, and the Common Shares had no value. The existence of restructured Fund Shares does not adversely affect Shareholders who do not make an election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured.
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

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended

Investment Transactions	September 30, 2005	September 30, 2004

Decreases in investment in Belvedere Capital Fund Company LLC	$72,690,777	$113,459,174
Acquisition of other real estate (1)	$-	$479,631,795
Sales of other real estate (2)	$4,078,517	$159,062,857
Purchases of Partnership Preference Units (3)	$20,000,000	$88,924,869
Sales of Partnership Preference Units (4)	$30,576,875	$341,436,352

(1)	In January 2004, Belmar Realty Corporation (Belmar Realty) purchased an indirect investment in real property through its wholly–owned subsidiary, Bel Stamford Investors, LLC (Bel Stamford) for $16,058,060. On June 30, 2004 and August 4, 2004, Belmar Realty purchased an indirect investment in real property through two controlled subsidiaries, Brazos Property Trust (Brazos) and Cimmaron Property Trust (Cimmaron), for $7,791,240 and $298,565,255 and $16,407,819 and $140,809,421, respectively.

(2)	On September 30, 2005, Brazos sold a portion of its interest in property management contracts pertaining to properties of which the Fund does not own a direct or indirect interest for which Belmar Realty recognized a gain of $1,616,502. On September 29, 2004, Belmar sold its interest in Cimmaron to another fund advised by Boston Management for which a gain of $908,060 was recognized on the transaction.

(3)	Purchases of Partnership Preference Units during the nine months ended September 30, 2004, include Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management). There were no Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management for the nine months ended September 30, 2005.

(4)	Sales of Partnership Preference Units for the nine months ended September 30, 2004 include Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which a gain of $32,432,139 was recognized. There were no sales of Partnership Preference Units to real estate investment affiliates of other investment funds advised by Boston Management for the nine months ended September 30, 2005.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2005 and 2004, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Nine Months Ended

	September 30, 2005	September 30, 2004

Belvedere Company’s interest in the Portfolio (1)	$12,961,349,455	$11,744,785,646
The Fund’s investment in Belvedere Company (2)	$1,980,647,865	$1,877,111,347
Income allocated to Belvedere Company from the Portfolio	$159,159,909	$127,279,355
Income allocated to the Fund from Belvedere Company	$24,631,704	$21,526,068
Expenses allocated to Belvedere Company from the Portfolio	$42,358,154	$38,377,075
Expenses allocated to the Fund from Belvedere Company	$8,812,238	$8,734,857
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere Company from
the Portfolio	$51,628,117	$72,613,080
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from Belvedere
Company	$7,883,696	$11,420,583
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere
Company from the Portfolio	$102,841,168	$(18,939,820)
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund from
Belvedere Company	$13,763,636	$(552,457)

(1)	As of September 30, 2005 and 2004, the value of Belvedere Company’s interest in the Portfolio represents 69.3% and 65.9% of the Portfolio’s net assets, respectively.

(2)	As of September 30, 2005 and 2004, the Fund’s investment in Belvedere Company represents 15.3% and 16.0% of Belvedere Company’s net assets, respectively.

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2005, December 31, 2004 and September 30, 2004 and its operations for the nine months ended September 30, 2005, for the year ended December 31, 2004 and for the nine months ended September 30, 2004 follows:

	September 30, 2005	December 31, 2004	September 30, 2004

Investments, at value	$18,678,299,659	$19,139,242,713	$17,792,133,580
Other assets	34,063,419	199,253,595	38,445,443

Total assets	$18,712,363,078	$19,338,496,308	$17,830,579,023

Securities sold short, at value	$-	$197,010,000	$-
Loan payable – Line of Credit	-	-	15,200,000
Management fee payable	6,726,529	-	-
Other liabilities	435,227	343,906	218,380

Total liabilities	$7,161,756	$197,353,906	$15,418,380

Net assets	$18,705,201,322	$19,141,142,402	$17,815,160,643

	September 30, 2005	December 31, 2004	September 30, 2004

Dividends and interest	$233,961,240	$292,265,206	$197,869,361

Investment adviser fee	$60,374,997	$77,609,178	$57,812,972
Other expenses	1,919,988	2,649,363	1,911,200
Total expense reductions	(88,889)	(26,706)	-

Net expenses	$62,206,096	$80,231,835	$59,724,172

Net investment income	$171,755,144	$212,033,371	$138,145,189
Net realized gain from
investment transactions,
securities sold short and
foreign currency transactions	74,792,208	152,422,840	118,172,446
Net change in unrealized
appreciation (depreciation)
of investments, securities
sold short and foreign
currency	137,782,375	1,317,878,707	(29,473,230)

Net increase in net assets from
operations	$384,329,727	$1,682,334,918	$226,844,405

5 Interest Rate Swap Agreements

Belmar Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at September 30, 2005 and December 31, 2004 are listed below.

	Notional					Initial		Unrealized Appreciation
	Amount					Optional	Final
Effective	(000’s	Fixed	Floating			Termination	Termination	September 30,	December 31,
Date	omitted)	Rate	Rate			Date	Date	2005	2004

10/03	$ 55,831	4.875%	LIBOR	+	0.20%	4/04	6/10	$765,993	$136,605
10/03	43,010	4.755%	LIBOR	+	0.20%	7/04	6/10	720,873	203,743
10/03	56,978	4.695%	LIBOR	+	0.20%	9/04	6/10	1,045,616	341,914
10/03	64,418	4.565%	LIBOR	+	0.20%	3/05	6/10	1,413,845	581,263
10/03	110,068	3.9725%	LIBOR	+	0.20%	-	6/10	3,652,862	1,307,852
02/04	58,363	4.90%	LIBOR	+	0.20%	8/04	6/10	765,738	129,965

Total	$388,668							$8,364,927	$2,701,342

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

For the Three Months Ended	Tax-Managed	Real
September 30, 2005	Growth Portfolio*	Estate	Total

Revenue	$4,829,464	$11,867,610	$16,697,074
Interest expense on mortgages	-	(6,573,884)	(6,573,884)
Interest expense on Credit Facility	(862,503)	(1,097,098)	(1,959,601)
Operating expenses	(389,691)	(2,625,565)	(3,015,256)
Minority interest in net income of controlled
subsidiaries	-	(289,744)	(289,744)

Net investment income	$3,577,270	$1,281,319	$4,858,589
Net realized gain	6,527,748	762,736	7,290,484
Net change in unrealized appreciation (depreciation)	59,250,586	5,269,276	64,519,862

Net increase in net assets from operations of
reportable segments	$69,355,604	$7,313,331	$76,668,935

For the Three Months Ended	Tax-Managed	Real
September 30, 2004	Growth Portfolio*	Estate	Total

Revenue	$4,285,185	$21,211,013	$ 25,496,198
Interest expense on mortgages	-	(7,325,098)	(7,325,098)
Interest expense on Credit Facility	(483,332)	(1,572,939)	(2,056,271)
Operating expenses	(377,078)	(7,692,094)	(8,069,172)
Minority interest in net income of controlled
subsidiaries	-	(854,163)	(854,163)

Net investment income	$3,424,775	$3,766,719	$7,191,494
Net realized gain (loss)	1,379	(454,970)	(453,591)
Net change in unrealized appreciation (depreciation)	(46,048,567)	(11,983,806)	(58,032,373)

Net decrease in net assets from operations of
reportable segments	$(42,622,413) $	(8,672,057)	$ (51,294,470)

For the Nine Months Ended	Tax-Managed	Real
September 30, 2005	Growth Portfolio*	Estate	Total

Revenue	$15,819,466	$35,474,530	$51,293,996
Interest expense on mortgages	-	(19,612,406)	(19,612,406)
Interest expense on Credit Facility	(2,170,458)	(2,918,892)	(5,089,350)
Operating expenses	(1,202,573)	(8,801,161)	(10,003,734)
Minority interest in net income of controlled
subsidiaries	-	(759,625)	(759,625)

Net investment income	$12,446,435	$3,382,446	$15,828,881
Net realized gain	7,883,696	2,197,873	10,081,569
Net change in unrealized appreciation (depreciation)	13,763,636	8,786,758	22,550,394

Net increase in net assets from operations of
reportable segments	$34,093,767	$14,367,077	$48,460,844

For the Nine Months Ended	Tax-Managed	Real
September 30, 2004	Growth Portfolio*	Estate	Total

Revenue	$12,791,211	$56,555,069	$69,346,280
Interest expense on mortgages	-	(20,924,661)	(20,924,661)
Interest expense on Credit Facility	(1,073,076)	(3,106,273)	(4,179,349)
Operating expenses	(1,307,732)	(18,932,525)	(20,240,257)
Minority interest in net income of controlled
subsidiaries	-	(855,891)	(855,891)

Net investment income	$10,410,403	$12,735,719	$23,146,122
Net realized gain	11,420,583	29,797,833	41,218,416
Net change in unrealized appreciation
(depreciation)	(552,457)	(43,430,564)	(43,983,021)

Net increase (decrease) in net assets from
operations of reportable segments	$21,278,529	$(897,012)	$20,381,517

* Belmar Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

		Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Revenue:
Revenue from reportable segments	$16,697,074	$25,496,198	$51,293,996	$69,346,280
Unallocated amounts:
Interest earned on cash not invested in
the Portfolio or in subsidiaries	84,708	117,615	406,948	499,778

Total revenue	$16,781,782	$25,613,813	$51,700,944	$69,846,058

Net increase (decrease) in net assets from
operations:
Net increase (decrease) in net assets from
operations of reportable segments	$76,668,935	$(51,294,470)	$48,460,844	$20,381,517
Unallocated investment income:
Interest earned on cash not invested in
the Portfolio or in subsidiaries	84,708	117,615	406,948	499,778
Unallocated expenses (1):
Distribution and servicing fees	(895,473)	(885,242)	(2,635,022)	(2,738,036)
Interest expense on Credit Facility	(853,471)	(642,779)	(2,394,989)	(1,468,420)
Audit, tax and legal fees	(52,903)	(55,401)	(211,429)	(168,251)
Other operating expenses	(23,411)	(20,971)	(71,536)	(72,909)

Net increase (decrease) in net assets from
operations	$74,928,385	$(52,781,248)	$43,554,816	$16,433,679

(1)	Unallocated expenses represent costs incurred that pertain to the overall operation of Belmar Capital, and do not pertain to either operating segment.
15

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

	Tax-Managed	Real
At September 30, 2005	Growth Portfolio*	Estate	Total

Segment assets	$1,980,647,865	$657,734,372	$ 2,638,382,237
Segment liabilities	87,111,638	596,276,280	683,387,918

Net assets of reportable segments	$1,893,536,227	$61,458,092	$ 1,954,994,319

	Tax-Managed	Real
At December 31, 2004	Growth Portfolio*	Estate	Total

Segment assets	$2,015,871,844	$658,486,334	$ 2,674,358,178
Segment liabilities	86,014,813	605,497,871	691,512,684

Net assets of reportable segments	$1,929,857,031	$52,988,463	$ 1,982,845,494

* Belmar Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

	September 30, 2005	December 31, 2004

Net assets:
Net assets of reportable segments	$1,954,994,319	$1,982,845,494
Unallocated amounts:
Cash (1)	636,375	984,755
Short-term investments (1)	2,352,924	1,700,000
Loan payable – Credit Facility (2)	(92,329,033)	(74,796,809)
Payable to affiliate for distribution and
servicing fees	(578,407)	-
Other liabilities	(294,208)	(245,942)

Net assets	$1,864,781,970	$1,910,487,498

(1)	Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(2)	Unallocated amount of loan payable – Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.
16

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

MD&A and Results of Operations for the Quarter Ended September 30, 2005 Compared to the Quarter Ended September 30, 2004

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

The Fund’s total return was 4.14% for the quarter ended September 30, 2005. This return reflects an increase in the Fund’s net asset value per share from $88.87 to $92.55 during the period. The total return of the S&P 500 Index was 3.60% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.47% during the period. Last year, the Fund had a total return performance of -2.75% for the quarter ended September 30, 2004. This return reflected a decrease in the Fund’s net asset value per share from $88.27 to $85.84 during the period. The S&P 500 Index had a total return of -1.87% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.71% during that period.

Performance of the Portfolio. For the quarter ended September 30, 2005, the Portfolio had a total return of 3.67%, which compares to the 3.60% total return of the S&P 500 Index over the same period. During the third quarter of last year, the Portfolio had a total return of -2.04% and the S&P 500 Index had a total return of -1.87% . Following a lackluster first half, U.S. equities posted modest gains for the third quarter of 2005. The spike in energy costs, exacerbated by two catastrophic Gulf Coast hurricanes, began to weigh on the resilient US consumer. However, an improving job market and continued strength in capital spending helped keep the economy growing at a healthy pace. For the period, energy and utility sectors continued to lead the market, while small- and mid-cap stocks generally outperformed large-cap holdings. Also notable, technology stocks reversed course and outperformed the market.

Similar to last quarter, defensive sectors such as utilities and health care performed the best, while on average telecommunications and consumer discretionary stocks were disappointing. Market leading industries included electric utilities, metals and biotechnology, while diversified consumer services, chemicals, and wireless telecommunication were among the worst performing industries.

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

The Portfolio’s large-cap growth focus was once again out of favor with the market’s continued preference for value and smaller capitalization stocks. An underweight of the utilities sector and an overweight of the underperforming consumer discretionary and industrials sectors also hurt returns. Sub-par performance of investments within the computers, machinery, and semiconductor industries was also disappointing.

On the positive side, continued emphasis of energy stocks and an underweight of the telecommunication services sector proved beneficial. Investments within commercial banks, health care services, pharmaceuticals and staples industries were also positive.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belmar Realty Corporation (Belmar Realty). As of September 30, 2005, real estate investments included an interest in a real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos), a property subject to a long-term lease (Net Leased Property), Bel Stamford LLC (Bel Stamford), and a portfolio of income-producing preferred equity securities in real estate operating partnerships (Partnership Preference Units). Brazos owns industrial distribution properties and Bel Stamford owns an interest in leasehold improvements of an office building and attached facilities. As of September 30, 2005, the estimated fair value of the Fund’s real estate investments represented 24.1% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in the Real Estate Joint Venture, the Fund’s real estate investments represented 31.5% of the Fund’s net assets as of September 30, 2005.

During the quarter ended September 30, 2005, rental income from real estate operations was approximately $11.2 million compared to approximately $18.6 million for the quarter ended September 30, 2004, a decrease of $7.4 million or 40%. This decrease in rental income was principally due to Belmar Realty’s October 2004 sale of the properties held by a multifamily Real Estate Joint Venture that provided 45% of the consolidated rental income for the quarter ended September 30, 2004 and the September 2004 sale of an industrial distribution Real Estate Joint Venture that provided 8% of consolidated rental income for the quarter ended September 30, 2004. The decline in rental income due to the sales referenced in the preceding sentence was offset in part by the rental income of Brazos, which was acquired in June 2004. For the quarter ended September 30, 2005, Brazos’ rental income was negatively affected by a less favorable leasing environment than expected. During the quarter ended September 30, 2004, rental income increased due to income from the industrial distribution properties acquired on June 30 and August 4, 2004 and income from Bel Stamford, offset in part by a modest decline in income from multifamily properties.

During the quarter ended September 30, 2005, property operating expenses were approximately $1.4 million compared to approximately $5.7 million for the quarter ended September 30, 2004, a decrease of $4.3 million or 75% (property operating expenses are before certain operating expenses of Belmar Realty of approximately $1.2 million for the quarter ended September 30, 2005 and $2.0 million for the quarter ended September 30, 2004). The decrease in property operating expenses was principally due to the October 2004 asset sale referenced in the preceding paragraph, offset in part by the operating expenses of Brazos, which was acquired in June 2004. For the quarter ended September 30, 2005, Brazos’ property operating expenses were in line with expectations. Belmar Realty does not record property operating expenses for Bel Stamford, as such expenses are assumed by the tenant under the terms of the lease agreement. Property operating expenses for the quarter ended September 30, 2004 increased approximately 27% due principally to the expenses of the industrial distribution properties acquired on June 30 and August 4, 2004.

For many industrial distribution properties, rent levels are expected to see minimal growth over the near term. Boston Management and Research (Boston Management) expects that improvements in industrial distribution property operating performance will occur over the longer term.

During the quarter ended September 30, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its other real estate investments (which includes Brazos) of approximately $0.5 million compared to net unrealized depreciation of approximately $1.7 million during the quarter ended September 30, 2004. Net unrealized appreciation of approximately $0.5 million during the quarter ended September 30, 2005 consisted of net unrealized appreciation in the value of the properties of Brazos. The Fund’s net unrealized depreciation for the quarter ended September 30, 2004 included approximately $1.5 million of unrealized depreciation due to certain legal and transaction costs associated with Brazos’ property acquisitions.

During the quarter ended September 30, 2005, Belmar Realty acquired interests in additional Partnership Preference Units for a total of $20.0 million. During the quarter ended September 30, 2005, the Fund saw net unrealized depreciation of the estimated fair value of its Partnership Preference Units of approximately $0.5 million compared to net unrealized depreciation of approximately $4.2 million during the quarter ended September 30, 2004. The net unrealized depreciation of approximately $0.5 million during the quarter ended September 30, 2005 resulted from decreases in the per unit values of Partnership Preference Units held, due primarily to increasing long-term interest rates. The Fund’s net unrealized depreciation in the third quarter of 2004 consisted of approximately $1.2 million of unrealized depreciation resulting from modest decreases in per unit values of Partnership Preference Units held, due principally to low interest rates and tight spreads on real estate securities, and approximately $3.0 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units.

Distributions from Partnership Preference Units for the quarter ended September 30, 2005 totaled approximately $0.6 million compared to approximately $2.7 million for the quarter ended September 30, 2004, a decrease of $2.1 million or 78%. The decrease was due principally to fewer Partnership Preference Units held on average during the quarter as well as lower average distribution rates for Partnership Preference Units held. The decrease in average distribution rates of Partnership Preference Units was primarily due to the restructuring of certain Partnership Preference Units (reflecting lower market rates for preferred securities) as they neared their potential call dates. Distributions from Partnership Preference Units decreased for the quarter ended September 30, 2004 due to fewer Partnership Preference Units held on average as well as lower average distribution rates for Partnership Preference Units held.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2005, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $4.4 million, compared to net realized and unrealized losses of approximately $11.5 million for the quarter ended September 30, 2004. Net realized and unrealized gains on swap agreements for the quarter ended September 30, 2005 consisted of $5.3 million of unrealized appreciation due to changes in swap agreement valuations offset in part by $0.9 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended September 30, 2004, net realized and unrealized losses on swap agreements consisted of unrealized depreciation of $6.1 million on swap agreement valuation changes, $3.0 million of swap agreement periodic payments and $2.4 million of realized losses on swap terminations. The positive contribution to Fund performance for the quarter ended September 30, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period for swaps with maturities comparable to those of the Fund’s swaps. The negative impact on Fund performance for the quarter ended September 30, 2004 from changes in swap agreement valuations was attributable to a decrease in swap rates during the period.

MD&A and Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Performance of the Fund. The Fund’s total return was 2.44% for the nine months ended September 30, 2005. This return reflects an increase in the Fund’s net asset value per share from $91.50 to $92.55 and a distributin of $1.12 per share during the period. The S&P 500 Index had a total return of 2.77% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.32% during the period. Last year, the Fund had a total return performance of 0.83% for the nine months ended September 30, 2004. This return reflected a decrease in the Fund’s net asset value per share from $86.28 to $85.84 and a distribution of $1.15 per share during the period. The S&P 500 Index had a total return of 1.51% over the same period. The performance of the Fund trailed that of the Portfolio by 0.50% during that period.

Performance of the Portfolio. For the nine months ended September 30, 2005, the Portfolio had a total return of 2.12%, which compares to the 2.77% total return of the S&P 500 Index over the same period. During the first nine months of last year, the Portfolio had a total return of 1.33% and the S&P 500 Index had a total return of 1.51% . Although consumer and business spending and corporate earnings growth remained healthy during the first nine months of 2005, investor concerns about rising interest rates, a mounting trade deficit and record oil prices held back stock market performance. Equity market leadership for the first nine months of 2005 can be characterized as commodity-driven, as well as defensive and interest rate sensitive. Higher yielding stocks generally outperformed more aggressive stocks, and small- and mid-cap stocks generally outperformed large-cap stocks. Energy, utilities and health care were the strongest performing sectors, while telecommunications, consumer discretionary, and materials were the worst perfomers during the period.

The Portfolio’s sector allocation at September 30, 2005 remained comparable to that as of September 30, 2004, with a slight increase to the consumer staples, health care, and energy sectors and a slight decrease to the information technology and financials sectors. During the nine months ended September 30, 2005, the Portfolio’s large-cap growth focus was once again out of favor with the market’s continued preference for value and smaller capitalization stocks. An underweight of the utilities sector and an overweight of the consumer discretionary and financials during the period was also negative, as were investments within the lagging industrials multi-line retail and insurance industries.

On the positive side, an overweight position in the energy sector helped the Portfolio’s performance, as investments within oil and gas exploration, storage and transportation companies advanced on record oil prices. The Portfolio’s underweight of the information technology and materials sectors was also helpful, as electronic equipment, software and chemical industries declined during the first nine months of 2005. The Portfolio also benefited from investments within diversified telecommunication, mortgage-thrift and media industries.

Performance of Real Estate Investments. During the nine months ended September 30, 2005, rental income from real estate operations was approximately $33.4 million compared to approximately $43.7 million for the nine months ended September 30, 2004, a decrease of $10.3 million or 23%. This decrease in rental income from real estate operations was principally due to Belmar Realty’s October 2004 sale of all of the properties held by a multifamily Real Estate Joint Venture that provided 57% of consolidated rental income for the nine months ended September 30, 2004, and also due to the September 2004 sale of an industrial distribution Real Estate Joint Venture that provided 3% of consolidated net rental income for the nine months ended September 30, 2004. The decline in rental income due to the sales referenced in the preceding sentence was offset in part by the rental income of Brazos, which was acquired in 2004. For the nine months ended September 30, 2005, Brazos’ rental income was negatively affected by a less favorable leasing environment than expected. For the nine months ended September 30, 2004 rental income from real estate operations increased due to income from the industrial distribution properties acquired on June 30 and August 4, 2004 and income from Bel Stamford, offset in part by a modest decline in income from multifamily properties.

During the nine months ended September 30, 2005, property operating expenses were approximately $4.9 million compared to approximately $14.5 million for the nine months ended September 30, 2004, a decrease of $9.6 million or 66% (property operating expenses are before certain operating expenses of Belmar Realty of approximately $3.9 million for the nine months ended September 30, 2005 and $4.4 million for the nine months ended September 30, 2004). This decrease in property operating expenses was principally due to the 2004 asset sales referenced in the preceding paragraph, offset in part by the operating expenses of Brazos, which was acquired in June 2004. For the nine months ended September 30, 2005, Brazos’ property operating expenses were in line with expectations. For the nine months ended September 30, 2004, property operating expenses increased principally due to the expenses of the industrial distribution properties acquired on June 30 and August 4, 2004.

The estimated fair value of the real properties indirectly held through Belmar Realty was approximately $581.1 million at September 30, 2005 compared to approximately $576.5 million at December 31, 2004, an increase of $4.6 million or 1%. This net increase in the estimated fair value of the real properties for the nine months ended September 30, 2005 was principally due to modest increases in the net values of properties held by Brazos. Despite weak market conditions over the past several years, property values have remained stable or increased modestly as lower near-term property earnings expectations have generally been offset by lower capitalization and discount rates applied in valuing the properties.

During the nine months ended September 30, 2005, the Fund saw net unrealized appreciation in the estimated fair value of its other real estate investments (which includes Brazos) of approximately $6.6 million compared to slight unrealized depreciation for the nine months ended September 30, 2004, an increase of $6.6 million. Net unrealized appreciation of $6.6 million during the nine months ended September 30, 2005 was due to increases in the estimated fair value of properties owned by Brazos. During the nine months ended September 30, 2004, the Fund saw unrealized depreciation of approximately $4.5 million due to certain legal and transaction costs associated with Brazos’ acquisitions and the acquisition of the Net Leased Property, offset by unrealized appreciation of approximately $4.5 million due to the agreement to sell certain properties.

During the nine months ended September 30, 2005, Belmar Realty experienced a scheduled redemption of certain of its Partnership Preference Units totaling $30.6 million, recognizing a gain of approximately $4.3 million on the transaction. During the nine months ended September 30, 2005, Belmar Realty also acquired interests in additional Partnership Preference Units for a total of approximately $20.0 million. At September 30, 2005, the estimated fair value of Belmar Realty’s Partnership Preference Units totaled approximately $54.0 million compared to approximately $63.7 million at December 31, 2004, a decrease of $9.7 million or 15%. This net decrease in the estimated fair value of Belmar Realty’s Partnership Preference Units for the nine months ended September 30, 2005 was principally due to fewer Partnership Preference Units held, offset in part by increases in the average per unit values of the Partnership Preference Units. Prior to the third quarter of 2005, estimated fair values for Partnership Preference Units had been positively affected by low long-term interest rates and by tight spreads for credit-sensitive income securities, including real estate-related securities. As discussed above, per unit values decreased during the quarter ended September 30, 2005 as a result of an increase in long-term interest rates.

The Fund saw net unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $3.5 million during the nine months ended September 30, 2005 compared to net unrealized depreciation of approximately $42.6 million for the nine months ended September 30, 2004. The net unrealized depreciation of approximately $3.5 million during the nine months ended September 30, 2005 consisted of approximately $0.6 million of unrealized appreciation as a result of increases in average per unit values of the Partnership Preference Units held and approximately $4.1 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation as realized gains due to the sales of Partnership Preference Units during the nine months ended September 30, 2005. The Fund’s net unrealized depreciation for the first nine months of 2004 consisted of approximately $6.0 million of unrealized depreciation resulting from decreases in average per unit values of the Partnership Preference Units held and approximately $36.6 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the nine months ended September 30, 2004.

Distributions from Partnership Preference Units for the nine months ended September 30, 2005 totaled approximately $1.9 million compared to approximately $12.9 million for the nine months ended September 30, 2004, a decrease of $11.0 million or 85%. The decrease in the distributions from Partnership Preference Units for the nine months ended September 30, 2005 was principally due to fewer Partnership Preference Units held on average and lower average distribution rates. The decrease in average distribution rates of Partnership Preference Units was primarily due to the restructuring of certain Partnership Preference Units (reflecting lower market rates for preferred securities) as they neared their potential call dates. Distributions from Partnership Preference Units decreased during the first nine months of 2004 due to fewer Partnership Preference Units held on average and lower average distribution rates for the Partnership Preference Units held, partially offset by a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units during the period.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2005, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $1.9 million, compared to net realized and unrealized losses of approximately $12.5 million for the nine months ended September 30, 2004. Net realized and unrealized gains on swap agreements for the nine months ended September 30, 2005 consisted of $5.7 million of unrealized appreciation due to changes in swap agreement valuations offset in part by $3.8 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the nine months ended September 30, 2004, net realized and unrealized losses on swap agreements consisted of unrealized depreciation of $0.8 million on swap agreement valuation changes, $9.3 million of swap agreement periodic payments and $2.4 million of realized losses on termination of swap agreements. The positive contribution to Fund performance for the nine months ended September 30, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period for swaps with maturities comparable to those of the Fund’s swaps. The negative impact on Fund performance for the nine months ended September 30, 2004 from changes in swap agreement valuations was attributable to a decrease in swap rates during the period.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2005, the Fund had outstanding borrowings of $304.0 million and $104.5 million of unused loan commitments under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2005, the unrealized appreciation related to the interest rate swap agreements was approximately $8.4 million. As of December 31, 2004, the unrealized appreciation related to the interest rate swap agreements was approximately $2.7 million.

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

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended September 30,*

					Estimated
					Fair Value as
	2006-				of Septem-
	2009	2010	Thereafter	Total	ber 30, 2005

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages			$451,590,399	$451,590,399	$460,200,000
Average interest rate			5.72%	5.72%

Variable-rate Credit Facility		$304,000,000		$304,000,000	$304,000,000
Average interest rate		4.07%		4.07%

Rate sensitive derivative financial
instruments:

Pay fixed / receive variable interest rate
swap agreements		$388,668,000		$388,668,000	$8,364,927
Average pay rate		4.53%		4.53%
Average receive rate		4.06%		4.06%

Rate sensitive investments:

Fixed-rate Partnership Preference Units:

MHC Operating Limited Partnership,
8.0625% Series D Cumulative
Redeemable Perpetual Preference Units,
Callable 3/24/10, Current Yield: 7.94%		$20,544,240		$20,544,240	$20,320,000

22

					Estimated
					Fair Value as
	2006-				of Septem-
	2009	2010	Thereafter	Total	ber 30, 2005

PSA Institutional Partners, L.P., 6.4%
Series NN Cumulative Redeemable
Perpetual Preferred Units, Callable
3/17/10, Current Yield: 6.54%		$13,387,321		$13,387,321	$13,586,400

Vornado Realty, L.P., 6.75% Series D-14
Cumulative Redeemable Preferred Units,
Callable 9/9/10, Current Yield: 6.72%(1)		$20,000,000		$20,000,000	$20,074,444

* The amounts listed reflect the Fund’s positions as of September 30, 2005. The Fund’s current positions may differ.

(1) Belmar Realty’s interest in these Partnership Preference Units is held through Belvorn Holdings LLC.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2004, shares of the Fund may be redeemed by Fund Shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all Shareholders and all outstanding Fund shares are eligible (except for Shares subject to an estate freeze election as described in Item 5 of the Fund’s Annual Report on Form 10-K for the fiscal year ending December 31, 2004). During each month in the quarter ended September 30, 2005, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

July 31, 2005	73,371.423	$91.41

August 31, 2005	102,773.166	$92.31

September 30, 2005	102,306.937	$92.90

Total	278,451.526	$92.73

(1)	All shares redeemed during the periods were redeemed at the option of Shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended September 30, 2005.

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

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 9, 2005.

BELMAR CAPITAL FUND LLC

/s/ Michelle A. Green Michelle A. Green Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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