Form 10-K
period 2005-12-31
BELMAR CAPITAL FUND LLC
filed 2006-03-15
CIK 1108991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 (THE ACT) For the Fiscal Year Ended December 31, 2005 Commission File No. 000-32633

Belmar Capital Fund LLC (the Fund) (Exact name of registrant as specified in its charter)

Delaware	04-3508106
(State of organization)	(I.R.S. Employer Identification No.)

The Eaton Vance Building 255 State Street Boston, Massachusetts 02109 (Address and zip code of principal executive offices)

617-482-8260 (Registrant’s telephone number)

Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Interests in the Fund (Shares)

Indicate by check mark if Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act of 1933. [X] Yes [ ] No

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [ X] No

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large Accelerated Filer [X] Accelerated Filer [ ] Non-accelerated Filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes [ ] No [X]

Aggregate market value of the Shares held by non-affiliates of Registrant, based on the closing net asset value on June 30, 2005 was $1,815,355,649. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the Registrant’s manager, its executive officers and directors and persons holding 5% or more of the Registrant’s Shares are affiliates.

Incorporations by Reference: None.

The Exhibit Index is located on page 80.

Belmar Capital Fund LLC

6	Selected Financial Data .......................................................................................................	12
	Table of Selected Financial Data .................................................................................	12

7	Management’s Discussion and Analysis of Financial Condition (MD&A)
	and Results of Operations ...................................................................................................	13
	Results of Operations ..................................................................................................	14
	MD&A and Results of Operations for the Year Ended December 31, 2005
	Compared to the Year Ended December 31, 2004 ...................................................	14
	Performance of the Fund ..................................................................................	14
	Performance of the Portfolio ..............................................................................	15
	Performance of Real Estate Investments ............................................................	15
	Performance of Interest Rate Swap Agreements ................................................	17
	MD&A and Results of Operations for the Year Ended December 31, 2004
	Compared to the Year Ended December 31, 2003 ...................................................	17
	Performance of the Fund ..................................................................................	17
	Performance of the Portfolio .............................................................................	17
	Performance of Real Estate Investments ............................................................	18
	Performance of Interest Rate Swap Agreements ................................................	19
	Liquidity and Capital Resources ..................................................................................	20
	Outstanding Borrowings ....................................................................................	20
	Liquidity ..........................................................................................................	20
	Off-Balance Sheet Arrangements ................................................................................	20
	The Fund’s Contractual Obligations .............................................................................	21
	Critical Accounting Estimates .....................................................................................	21

7A	Quantitative and Qualitative Disclosures About Market Risk ..................................................	24
	Quantitative Information About Market Risk ................................................................	24
	Interest Rate Risk ..............................................................................................	24
	Qualitative Information About Market Risk .................................................................	26
	Risks Associated with Equity Investing ..............................................................	26
	Risks of Investing in Foreign Securities ...............................................................	26
	Risks of Certain Investment Techniques .............................................................	26
	Risks of Real Estate Investments .......................................................................	27
	Risks of Interest Rate Swap Agreements ...........................................................	29
	Risks of Leverage .............................................................................................	29

8	Financial Statements and Supplementary Data .......................................................................	30

9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure ..................................................................................	30

9A	Controls and Procedures ......................................................................................................	30
	Fund Governance ........................................................................................................	30
	Disclosure Controls and Procedures ............................................................................	30
	Internal Control Over Financial Reporting ....................................................................	31

9B	Other Information ................................................................................................................	31

	PART III

10	Directors and Executive Officers of the Registrant ...........................................................	32
	Management ........................................................................................................	32
	Compliance with Section 16(a) of the Securities Exchange Act of 1934 ..................	33
	Code of Ethics .....................................................................................................	33

11	Executive Compensation ...............................................................................................	33

12	Security Ownership of Certain Beneficial Owners and Management
	and Related Shareholder Matters ..................................................................................	33
	Security Ownership of Certain Beneficial Owners .................................................	33
	Security Ownership of Management ......................................................................	33
	Changes in Control ...............................................................................................	33

13	Certain Relationships and Related Transactions ..............................................................	33
	The Fund’s Investment Advisory and Administrative Fee ......................................	34
	Belmar Realty’s Management Fee ........................................................................	34
	The Portfolio’s Investment Advisory Fee ..............................................................	35
	Servicing Fees Paid by the Fund ..........................................................................	35
	Servicing Fees Paid by Belvedere Company .........................................................	35
	Distribution Fees Paid to EV Distributors ...............................................................	35
	Certain Real Estate Investment Transactions .........................................................	35

14	Principal Accountant Fees and Services .........................................................................	36

	PART IV

15	Exhibits and Financial Statement Schedules ...................................................................	37

APPENDIX A ....................................................................................................................................		38

FINANCIAL STATEMENTS ............................................................................................................		39

SIGNATURES ..................................................................................................................................		79

EXHIBIT INDEX ...............................................................................................................................		80

PART I

Item 1. Business.

Fund Overview. Belmar Capital Fund LLC (the Fund) is a private investment company organized by Eaton Vance Management (Eaton Vance) to provide diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected public companies. The Fund’s investment objective is to achieve long-term, after-tax returns for persons who have invested in the Fund (Shareholders). The Fund, a Delaware limited liability company, commenced its investment operations on March 17, 2000. Limited liability company interests of the Fund (Shares) were issued to Shareholders at five closings during 2000. At each Fund closing, the Fund accepted contributions of stock from investors in exchange for Shares of the Fund. The Fund discontinued offering Shares on November 29, 2000 and, while the Fund is not prohibited from doing so, no future offering is anticipated. As of December 31, 2005, the Fund had net assets of approximately $1.9 billion.

Structure of the Fund. The Fund is structured to provide tax-free diversification and tax-sensitive investment management to Shareholders. To meet the objective of tax-free diversification, the Fund must satisfy specific requirements of the Internal Revenue Code of 1986, as amended (the Code). In order for the contributions of appreciated stock to the Fund by Shareholders to be nontaxable, not more than 80% of the Fund’s assets (calculated in the manner prescribed) may consist of “stocks and securities” as defined in the Code. To meet this requirement, the Fund invests at least 20% of its assets as so determined in certain real estate investments (see “The Fund’s Real Estate Investments” below). The Fund invests up to 80% of its assets in a diversified portfolio of common stocks (see “The Fund’s Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio” below). The Fund acquired its real estate investments with borrowed funds, as described below under “Fund Borrowings”. See Appendix A for a chart detailing the investment structure of the Fund.

In its investment program, the Fund balances investment considerations and tax considerations, and takes into account the taxes payable by Shareholders on allocated investment income and realized capital gains. See “The Fund’s Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio” below.

There is no trading market for the Fund’s Shares. As described further under “Redemption of Fund Shares” in Item 5(a), Fund Shares may be redeemed on any business day. The Fund satisfies redemption requests principally by distributing securities, but may also distribute cash. The value of securities and cash distributed to satisfy a redemption will equal the net asset value of the number of Shares redeemed. Under most circumstances, a redemption from the Fund that is met by distributing securities as described herein will not result in the recognition of capital gains by the Fund or by the redeeming Shareholder. The redeeming Shareholder would generally recognize capital gains upon the sale of the securities received upon the redemption.

The Fund intends to distribute at the end of each year, or shortly thereafter, all of its net investment income for such year, if any. The Fund also intends to make annual capital gain distributions equal to approximately 18% of the amount of its net realized capital gains, if any, other than certain precontribution gains. The Fund’s distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income or loss and net realized gain or loss as set forth in the Fund’s consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under generally accepted accounting principles (GAAP). The Fund intends to pay any distributions on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. See “Distributions” in Item 5(c).

Fund Management. The manager of the Fund is Eaton Vance, a Massachusetts business trust registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the Advisers Act). Eaton Vance and its subsidiary, Boston Management and Research (Boston Management), provide management and advisory services to the Fund, its real estate subsidiary and the investment portfolio in which the Fund invests. Boston Management is also registered as an investment adviser under the Advisers Act. Eaton Vance and Boston Management provide advisory, administration and/or management services to over 150 investment companies, as well as separate accounts managed for individual and institutional investors. As of December 31, 2005, Eaton Vance and its affiliates managed more than $110 billion on behalf of clients. The fees payable to the Eaton Vance organization, as well as other fees payable by the Fund, are described in Item 13. The Eaton Vance organization is subject to certain conflicts of interest in providing services to the Fund, its subsidiaries and the investment portfolio in which the Fund invests. See “The Eaton Vance Organization – Conflicts of Interest" below.

The Fund’s Offering. Shares of the Fund were privately offered and sold only to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933, as amended (the Securities Act), who were “qualified purchasers” (as defined in Section 2(a)(51)(A) of the Investment Company Act of 1940, as amended (the 1940 Act)). The offering was conducted by Eaton Vance Distributors, Inc. (EV Distributors), a wholly-owned subsidiary of Eaton Vance, as placement agent and by certain subagents appointed by EV Distributors. The Shares were offered and sold in reliance upon an exemption from registration provided by Rule 506 under the Securities Act. The Fund issued Shares to Shareholders at closings taking place on March 17, 2000, May 16, 2000, July 19, 2000, September 27, 2000 and November 29, 2000. At the five closings, an aggregate of 25,888,893 Shares were issued in exchange for Shareholder contributions totaling approximately $2.6 billion.

The Fund is registered under the Securities Exchange Act of 1934, as amended (the 1934 Act), and files periodic reports (such as reports on Form 10-Q and Form 10-K) thereunder. Copies of the reports filed by the Fund are available: at the public reference room of the Securities and Exchange Commission (SEC) in Washington, DC (call 1-202-942-8090 for information on the operation of the public reference room); on the EDGAR Database on the SEC’s Internet site (http:// www.sec.gov); or, upon payment of copying fees, by writing to the SEC’s public reference section, Washington, DC 20549-0102, or by electronic mail at publicinfo@sec.gov. The Fund does not have a website. The Fund intends to provide Shareholders with an annual and semiannual report containing the Fund’s consolidated financial statements, audited by the Fund’s independent registered public accounting firm in the case of the annual report.

The Fund’s Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio. At each Fund closing, all of the securities accepted for contribution to the Fund were contributed by the Fund to Belvedere Capital Fund Company LLC (Belvedere Company), a Massachusetts limited liability company, in exchange for shares of Belvedere Company. Belvedere Company, in turn, immediately thereafter contributed the securities received from the Fund to Tax-Managed Growth Portfolio (the Portfolio) in exchange for an interest in the Portfolio. The Portfolio is a diversified, open-end management investment company registered under the 1940 Act with net assets of approximately $19.0 billion as of December 31, 2005. As of December 31, 2005, the Fund’s investment in the Portfolio through Belvedere Company had a value of approximately $2.0 billion (equal to approximately 74.6% of the Fund’s total assets on a consolidated basis).

Belvedere Company. Belvedere Company was organized in 1997 by Eaton Vance to offer tax-free diversification and tax-sensitive investment management to certain qualified investors who contributed diversified portfolios of equity securities. As of December 31, 2005, the investment assets of Belvedere Company consisted exclusively of an interest in the Portfolio with a value of approximately $13.4 billion. As of such date, the Fund owned approximately 14.8% of Belvedere Company’s outstanding shares. As of December 31, 2005, the other investors in Belvedere Company included ten other investment funds sponsored by the Eaton Vance organization (investment fund investors), as well as qualified individual investors who acquired shares of Belvedere Company in exchange for portfolios of acceptable securities (non-investment fund investors).

Belvedere Company considers for acceptance equity securities that (i) are listed on the New York Stock Exchange (NYSE), the American Stock Exchange, the NASDAQ National Market or a major foreign exchange, (ii) have a trading price of at least $10.00 per share and (iii) are issued by issuers having an equity market capitalization of at least $500 million. Because Belvedere Company only accepts contributions of diversified baskets of securities (as described below), it is not subject to the requirement that not more than 80% of its assets consist of “stocks and securities” as defined in the Code. For investors that own a diversified basket of securities, investing in Belvedere Company (rather than in the Fund) avoids the costs and risks of investing in real estate and the associated financial leverage to which the Fund is subject. See "Risks of Real Estate Investments" and "Risks of Leverage" in Item 7A(b).

Belvedere Company provides a vehicle through which investment fund and non-investment fund investors contributing a “diversified basket of securities” can acquire an indirect interest in the Portfolio. A “diversified basket of securities” means a group of securities that is diversified such that not more than 25% of the value of the securities are investments in the securities of any one issuer and not more than 50% of the value of the securities are investments in the securities of five or fewer issuers. The securities contributed to Belvedere Company at each Fund closing constituted a diversified basket of securities. Because the Fund is required to hold a percentage of its investments in non-Portfolio assets in order to meet certain tax requirements (see “Structure of the Fund” above and “The Fund’s Real Estate Investments” below), it does not satisfy the conditions of the 1940 Act for investing directly in the Portfolio.

The Portfolio. The Portfolio was organized in 1995 by Eaton Vance as the successor to the investment operations of Eaton Vance Tax-Managed Growth Fund 1.0 (Tax-Managed Growth 1.0), a mutual fund established in 1966 by Eaton Vance and managed from inception for long-term, after-tax returns. As of December 31, 2005, investors in the Portfolio included six investors in addition to Belvedere Company and Tax-Managed Growth 1.0, each of which acquired or is acquiring on a continuous basis interests in the Portfolio with cash. All investors in the Portfolio are sponsored by or affiliated with Eaton Vance. As of December 31, 2005, Belvedere Company owned approximately 70.4% of the Portfolio.

The Fund invests in the Portfolio (on an indirect basis through Belvedere Company) because it is a well-established investment portfolio that has an investment objective and policies that are compatible to those of the Fund. Investing in the Portfolio enables the Fund to participate in a substantially larger and more diversified investment portfolio than it could achieve by managing the contributed securities directly. The audited financial statements of the Portfolio for the year ended December 31, 2005 are included as pages 62 to 78 of this Annual Report on Form 10-K. The Portfolio’s audited financial statements include information about the assets and liabilities of the Portfolio, including Portfolio expenses. For a discussion of the Portfolio’s performance for the year ended December 31, 2005, see “Performance of the Portfolio” in Item 7. For a description of the investment advisory fee payable by the Portfolio, see "The Portfolio’s Investment Advisory Fee" in Item 13.

The Portfolio’s Investment Objective and Policies. The investment objective of the Portfolio is to achieve long-term, after-tax returns for its investors by investing in a diversified portfolio of equity securities. The Portfolio invests primarily in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Portfolio seeks to invest in a broadly diversified portfolio of stocks and to invest primarily in established companies with characteristics of above-average growth, predictability and stability that are acquired with the expectation of being held for a period of years. Under normal market conditions, the Portfolio invests primarily in common stocks. The Portfolio has acquired securities through contributions from Belvedere Company, Tax-Managed Growth 1.0 and Tax-Managed Growth Fund 1.1, and through purchases of securities with cash invested in the Portfolio by other investors.

Although the Portfolio may, in addition to investing in common stocks, invest in investment-grade preferred stocks and debt securities, purchases of such securities are normally limited to securities convertible into common stocks and temporary investments in short-term notes and government obligations. During periods in which the investment adviser to the Portfolio believes that returns on common stock investments may be unfavorable, the Portfolio may invest a portion of its assets in U.S. government obligations and high quality short-term notes. The Portfolio’s holdings represent a number of different industries. Not more than 25% of the Portfolio’s assets may be invested in the securities of issuers having their principal business activity in the same industry, determined as of the time of acquisition of any such securities.

The Portfolio’s Tax-Sensitive Management Strategies. In its operations, the Portfolio seeks to achieve long-term, after-tax returns in part by minimizing the taxes incurred by investors in the Portfolio in connection with the Portfolio’s investment income and realized capital gains. Taxes on investment income are minimized by investing primarily in lower-yielding securities and stocks that pay dividends that qualify for favorable federal tax treatment. Taxes on realized capital gains are minimized by avoiding or minimizing the sale of securities holdings with large accumulated capital gains. The Portfolio generally seeks to avoid net realized short-term capital gains.

When the Portfolio decides to sell a particular appreciated security, the Portfolio will select for sale the share lots resulting in the most favorable tax treatment, generally those with holding periods sufficient to qualify for long-term capital gain treatment that have the highest cost basis. The Portfolio may, when deemed prudent by its investment adviser, sell securities to realize capital losses that can be used to offset realized gains. While the Portfolio generally retains the securities contributed to the Portfolio by Belvedere Company, the Portfolio has the flexibility to sell contributed securities. Securities acquired by the Portfolio with cash may be sold in accordance with its management strategies. In lieu of selling a security, the Portfolio may hedge its exposure to that security by using the techniques described below. The Portfolio also disposes of contributed securities through its practice of settling redemptions by investors in the Portfolio that contributed securities primarily by distributing securities as described in Item 5(a) under “Redemption of Fund Shares.” As described in Item 5(a), settling redemptions with securities can result in certain tax benefits to the Portfolio, Belvedere Company, the Fund and the redeeming Shareholder.

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

The Portfolio’s ability to utilize covered short sales, certain equity swaps, forward sales, futures contracts and certain equity collar strategies as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within 30 days after the end of the Portfolio’s taxable year in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next 60 days after such hedging transaction is closed. In addition, dividends received on stock for which the Portfolio is obligated to make related payments (pursuant to a short sale or otherwise) with respect to positions in substantially similar or related property are subject to federal income tax at ordinary rates and do not qualify for favorable tax treatment. Also, the holding periods required to receive tax-advantaged treatment of qualified dividends on a stock are suspended whenever the Portfolio has an option (other than a qualified covered call option not in the money when written) or contractual obligation to sell or an open short sale of substantially identical stock, is the grantor of an option (other than a qualified covered call option not in the money when written) to buy substantially identical stock or has diminished risk of loss in such stock by holding positions with respect to substantially similar or related property. The use of these investment techniques may require the Portfolio to commit or make available cash and, therefore, may not be available at such times as the Portfolio has limited holdings of cash. At December 31, 2005, the Portfolio held no short positions. The Portfolio did not otherwise employ any of the techniques described above on securities holdings during the year ended December 31, 2005. See "Risks of Certain Investment Techniques" in Item 7A(b).

The Fund’s Real Estate Investments. Separate from its investment in the Portfolio through Belvedere Company, the Fund invests in certain real estate investments through Belmar Realty Corporation (Belmar Realty). The ownership structure of Belmar Realty is described below under “Organization of the Fund’s Controlled Subsidiaries”. As referred to above under “Fund Overview – Structure of the Fund”, the Fund invests in real estate investments to satisfy certain requirements of the Code for contributions of appreciated stocks to the Fund by Shareholders to be nontaxable. As of December 31, 2005, the consolidated real estate investments of Belmar Realty totaled approximately $652.1 million and represented 24.5% of the Fund’s assets on a consolidated basis. The Fund acquired its real estate investments with borrowed funds, as described below under “Fund Borrowings”. The Fund seeks a return on its real estate investments over the long term that exceeds the cost of the borrowings incurred to acquire such investments. For a description of material real estate investment transactions during the year ended December 31, 2005, see "Performance of Real Estate Investments" in Item 7(a).

At December 31, 2005, Belmar Realty held investments in a real estate joint venture (Real Estate Joint Venture) that is controlled by Belmar Realty, in a portfolio of income producing preferred equity interests in real estate operating partnerships that generally are affiliated with real estate investment trusts (REITs) that are publicly-traded (Partnership Preference Units), in property subject to a long-term triple net lease (Net Leased Property) and in certain other real estate investments. Certain of the Partnership Preference Units are held indirectly through Belvorn Holdings LLC (Belvorn). Belvorn is a Delaware limited liability company formed in 2005 and treated as a partnership for tax purposes. At December 31, 2005, Belvorn’s sole investment was Partnership Preference Units issued by Vornado Realty, L.P. At December 31, 2005, Belmar Realty owned 20.0% of Belvorn’s outstanding units. Information included herein about Belmar Realty’s Partnership Preference Units includes the Partnership Preference Units held directly through Belmar Realty and indirectly through Belvorn. As of December 31, 2005, approximately 47.1% of the consolidated real estate investments of the Fund consisted of its investments in the Real Estate Joint Venture, approximately 8.3% was investments in Partnership Preference Units, approximately 44.5% was investments in the Net Leased Property and approximately 0.1% was an investment in other real estate.

In the future, Belmar Realty may invest in other types of real estate investments. Belmar Realty may purchase real estate investments from, and sell them to, real estate investment affiliates of other investment funds advised by Boston Management. See "Certain Real Estate Investment Transactions" in Item 13.

Boston Management serves as manager of Belmar Realty. In that capacity, Boston Management manages the investment and reinvestment of Belmar Realty’s assets and administers its affairs. See "Belmar Realty’s Management Fee" in Item 13 for a description of the management fee payable by Belmar Realty to Boston Management.

Real Estate Joint Venture Investments. At December 31, 2005, Belmar Realty owned a controlling interest in a Real Estate Joint Venture, Brazos Property Trust (Brazos). Brazos owns real property through its interest in ProLogis Six Rivers Limited Partnership and the ProLogis Brazos Fund L.P. Belmar Realty owns a majority economic interest in Brazos and controls a majority of the board. Belmar Realty’s approval is required for all major decisions affecting Brazos.

The day-to-day operating management of the real properties owned by Brazos is provided by the real estate operating company that is the principal minority investor in Brazos or an affiliated company thereof (the Operating Partner). The Operating Partner receives certain fees from Brazos (including property management fees and fees for administration, construction management, leasing, acquisitions, dispositions, debt placement, tax preparation, legal and other services) and, in addition, is reimbursed for payroll and other direct expenses incurred. For the year ended December 31, 2005, such fees totaled approximately $2.1 million.

At December 31, 2005, the assets of Brazos consisted of 23 industrial distribution properties acquired from or in conjunction with the Operating Partner thereof. See Item 2. Distributable cash flows from Brazos are allocated in a manner that provides Belmar Realty: 1) a priority position versus the Operating Partner with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belmar Realty and the subordinated preferred return of the Operating Partner. A portion of Belmar Realty’s investment in Brazos represents a partial interest in a property management contract pursuant to which Brazos may receive cash flows from management fes and certain other fees over the life of the contract.

Financing for Brazos consists primarily of fixed-rate secured mortgage debt obligations of Brazos that are without recourse to Belmar Realty, the Fund and the Fund Shareholders. Both Belmar Realty and the Operating Partner invested equity in Brazos. Belmar Realty’s equity in Brazos was acquired using the proceeds of Fund borrowings.

A board of trustees controlled by Belmar Realty oversees the performance of the Operating Partner and controls the major decisions of Brazos. The persons serving as trustees on behalf of Belmar Realty are employees of Boston Management. See “Directors and Executive Officers” in Item 10(a). No director of Belmar Realty or trustee of Brazos is a Shareholder of the Fund. The Operating Partner of Brazos also serves as an operating partner of other Real Estate Joint Ventures that are majority owned by real estate affiliates of other investment funds advised by Boston Management. Eaton Vance and its affiliates do not have a material financial interest in Brazos.

The Operating Partner of Brazos is ProLogis, a publicly owned REIT. Common shares of ProLogis are traded on the NYSE under the symbol "PLD". ProLogis owns 20% of the voting shares of Brazos. Belmar Realty owns the balance of such shares. Pursuant to an agreement with ProLogis, from and after August 4, 2014 either Belmar Realty or ProLogis may cause a liquidation of Brazos. If Belmar Realty elects to liquidate Brazos, ProLogis will have the right either to purchase the shares of Brazos owned by Belmar Realty or to acquire the assets of Brazos, in either case at a price determined through an independent appraisal of the assets of Brazos. The Brazos operative documents prohibit any transfer of shares that would adversely affect Brazos’ qualification as a REIT.

The liquidation agreement applicable to Brazos continues indefinitely, but could be terminated upon the receipt of the requisite approval of the owners of the voting interests therein. The sale to Belmar Realty by ProLogis of its interest in Brazos would not affect the REIT qualification of Brazos. If Belmar Realty were to dispose of its interest in Brazos pursuant to the liquidation agreement or otherwise, it may acquire an interest in a different real estate investment to replace the investment sold.

Partnership Preference Units. Belmar Realty’s investments in Partnership Preference Units represent preferred equity interests in real estate operating partnerships. The assets of the partnerships that issued the Partnership Preference Units owned by Belmar Realty on December 31, 2005 consisted primarily of direct or indirect ownership interests in real properties, including manufactured home communities, self-storage facilities, office buildings and shopping centers. The Partnership Preference Units owned by Belmar Realty as of December 31, 2005 are listed in Item 7A(a) and in the consolidated portfolio of investments included in the Fund’s consolidated financial statements, which are included as pages 39 to 61 of this Annual Report on Form 10-K. Eaton Vance is not, and has not been, involved in the management or operation of the real estate operating partnerships that issued the Partnership Preference Units owned by Belmar Realty.

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

Each issue of Partnership Preference Units held by Belmar Realty pays regular quarterly distributions at fixed rates from the net profits or gross income of the issuing partnership, with preferential rights over common and other subordinated units. None of the Partnership Preference Units is or will be registered under the Securities Act and each issue is thus subject to restrictions on transfer.

Net Leased Properties. At December 31, 2005, Belmar Realty owned a Net Leased Property consisting of leasehold improvements in an office building and attached facilities leased to a single tenant under a triple net lease. Belmar Realty owns these interests in leasehold improvements through its subsidiary, Bel Stamford Investors LLC (Bel Stamford). Bel Stamford’s property is financed by fixed-rate secured mortgage debt obligations of Bel Stamford that generally are without recourse to Belmar Realty and the Fund. Belmar Realty’s equity in Bel Stamford was acquired using the proceeds of Fund borrowings.

The Bel Stamford property is leased on a long-term basis to one tenant that is obligated to pay rent sufficient to service the associated mortgage debt and to pay all costs and expenses associated with operation and maintenance of the property, including real estate taxes, repairs and insurance. The tenant has also generally indemnified Bel Stamford against certain liabilities in connection with the property. Because all or substantially all of the rental payments are dedicated to debt service, realized returns on Belmar Realty’s investment in the Bel Stamford property generally will be deferred until the property is sold or re-leased following the initial lease term.

Organization of the Fund’s Controlled Subsidiaries. Belmar Realty and Brazos operate in such a manner as to qualify for taxation as REITs under the Code. As REITs, Belmar Realty and Brazos generally are not subject to federal income tax on that portion of their ordinary income or taxable gain that is distributed to stockholders each year. The Fund owns 100% of the common stock issued by Belmar Realty, and intends to hold all of the common stock at all times. Belmar Realty and ProLogis own all of the common shares of Brazos.

Belmar Realty and Brazos also have issued preferred shares to satisfy certain provisions of the Code, which require that a REIT be beneficially owned in the aggregate by 100 or more persons. The preferred shares of each such entity are owned by not less than 100 charitable organizations that received the preferred shares as gifts. Each charitable organization that received a preferred share was an “accredited investor” (as defined in the Securities Act) with total assets in excess of $5 million at the time the organization received the preferred shares. Eaton Vance selected the charitable organizations from the charities for which it has matched employee contributions and/or based on suggestions from its employees or ProLogis. As of December 31, 2005, the total value of the preferred shares outstanding of Belmar Realty and Brazos was $210,000 and $240,000, respectively. Dividends on preferred shares are cumulative and payable annually at a dividend rate of 8% per year for Belmar Realty and 6% per year for Brazos. The dividends paid on preferred shares have priority over payments on common shares. For the year ended December 31, 2005, Belmar Realty and Brazos paid distributions to preferred shareholders of $16,800 and $13,027, respectively.

Fund Borrowings. To finance its real estate investments, the Fund has entered into credit arrangements with DrKW Holdings, Inc. (the DrKW Credit Facility) and Merrill Lynch Mortgage Capital, Inc. (the MLMC Credit Facility) (collectively, the Credit Facility). The Credit Facility is secured by a pledge of the Fund’s assets, excluding the assets of Brazos and Bel Stamford, and expires in June 2010. At December 31, 2005, the total principal amount outstanding under the Credit Facility was $304.0 million. The Credit Facility is also used to provide for selling commissions, organizational expenses and any liquidity needs of the Fund. Under certain circumstances, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder.

The DrKW Credit Facility is a term credit agreement. Borrowings under the DrKW Credit Facility accrue interest at a rate of one-month LIBOR plus 0.20% per annum. As of December 31, 2005, outstanding borrowings under the DrKW Credit Facility totaled $290.0 million.

The MLMC Credit Facility is a revolving credit agreement. The Fund may borrow up to $118.5 million under the MLMC Credit Facility, of which up to $10.0 million may be letters of credit. Borrowings under the MLMC Credit Facility accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of December 31, 2005, outstanding borrowings under the MLMC Credit Facility totaled $14.0 million. There were no letters of credit issued as of December 31, 2005. The unused loan commitment amount totaled $104.5 million. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing letters of credit.

Obligations under the Credit Facility are without recourse to Fund Shareholders. As described above, financing for Brazos and Bel Stamford consists primarily of fixed-rate secured mortgage debt obligations of Brazos and Bel Stamford that are without recourse to Fund Shareholders and generally are without recourse to Belmar Realty and the Fund, as described under "Risks of Real Estate Investments" in Item 7A(b).

Interest Rate Swap Agreements. The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. (MLCS) to fix the cost of borrowings under the Credit Facility used to acquire equity in real estate investments. Pursuant to the interest rate swap agreements, the Fund makes cash payments to MLCS at fixed rates in exchange for floating rate payments from MLCS that fluctuate with one-month LIBOR. The interest rate swap agreements currently in effect with respect to Belmar Realty’s real estate investments extend until June 25, 2010, subject to the Fund’s earlier termination rights in the case of certain swaps, and provide for the Fund to make payments to MLCS at fixed rates averaging 4.53% . See Note 7 to the Fund’s consolidated financial statements included as pages 39 to 61 of this Annual Report on Form 10-K.

The Eaton Vance Organization. The Eaton Vance organization sponsors the Fund. Eaton Vance serves as the Fund’s manager. Boston Management serves as the Fund’s investment adviser and as manager of Belmar Realty. EV Distributors served as the Fund’s placement agent. The Fund’s business affairs are conducted by Eaton Vance (as its manager) and its investment operations are conducted by Boston Management (as its investment adviser). The Fund’s officers are employees of Eaton Vance. Eaton Vance, Boston Management and EV Distributors are wholly-owned subsidiaries of Eaton Vance Corp., a publicly-traded holding company that, through its affiliates and subsidiaries, engages primarily in investment management, administration and marketing activities.

As described above, the Fund pursues its objective primarily by investing in Belvedere Company. Belvedere Company invests exclusively in the Portfolio. Boston Management acts as investment adviser of the Portfolio and manager of Belvedere Company. EV Distributors acts as placement agent for Belvedere Company and the Portfolio. As of December 31, 2005, the assets of the Fund represented approximately 2.4% of assets under management by Eaton Vance and its affiliates. The offices of the Fund, Eaton Vance, Boston Management and EV Distributors are located at 255 State Street, Boston, Massachusetts 02109.

Conflicts of Interest. Boston Management and other Eaton Vance affiliates are subject to certain conflicts of interest in their dealings with the Fund, Belmar Realty, Belvedere Company and the Portfolio, as well as with other investment companies advised by Boston Management that invest in the Portfolio. Eaton Vance and Boston Management have determined and will determine which of their sponsored investment companies invest in the Portfolio, the securities each of them contributes to the Portfolio when making an investment therein and, subject to the rights of redeeming investors in the Portfolio, the securities and/or cash received in redemptions from the Portfolio. Such determinations are inherently subject to potential conflicts of interest. In addition, Portfolio management activities with respect to securities contributed to the Portfolio may have different tax consequences for the contributing investor in the Portfolio than for other investors in the Portfolio. Boston Management manages the Portfolio in pursuit of long-term, after-tax returns for all investors in the Portfolio and, with respect to contributed securities, takes into account the tax position of the contributing investor in the Portfolio. Whenever conflicts of interest arise, Eaton Vance, Boston Management and other Eaton Vance affiliates will endeavor to exercise their discretion in a manner that they believe is equitable to all interested persons.

Belmar Realty may purchase real estate investments from real estate affiliates of other investment funds that are advised by Boston Management. Belmar Realty may also co-invest with such entities in real estate investments and sell real estate investments to such entities. In any such transaction, the assets purchased and sold will be valued in good faith by Boston Management, after consideration of factors, data and information that Boston Management considers relevant. Transaction prices generally will include an allocation of the original costs incurred in creating and acquiring the transferred real estate investments. Real estate investments are often difficult to value and others could in good faith arrive at valuations different from those of Boston Management. See "Critical Accounting Estimates" in Item 7(e).

Item 1A. Risk Factors.

The Fund invests primarily in a diversified portfolio of common stocks and is thereby subject to general stock market risk. There can be no assurance that the performance of the Fund will match that of the U.S. stock market or that of other equity funds. In managing the Portfolio for long-term, after-tax returns, Boston Management generally seeks to avoid or minimize sales of securities with large accumulated capital gains, including contributed securities. Such securities constitute a substantial portion of the assets of the Portfolio. Although the Portfolio may utilize certain management strategies in lieu of selling appreciated securities, the Portfolio’s, and hence the Fund’s, exposure to losses during stock market declines may nonetheless be higher than funds that do not follow a general policy of avoiding sales of highly-appreciated securities. The Fund is also subject to risks associated with real estate investments and certain other risks, which are described under "Qualitative Information About Market Risk" in Item 7A(b).

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Fund does not own any physical properties, other than indirectly through Belmar Realty’s investments. At December 31, 2005, Belmar Realty held investments in Partnership Preference Units of three issuers, owned a controlling interest in Brazos, and Bel Stamford, whose assets are reflected in the consolidated financial statements of the Fund. At December 31, 2005, Brazos owned 23 industrial distribution properties located in eight states (Florida, Indiana, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee). Bel Stamford owns an interest in leashold improvements of an office building and attached facilities in Stamford, Connecticut.

Item 3. Legal Proceedings.

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5. Determining Net Asset Value, Market for Fund Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities.

This Item and other Items in this report contain summaries of certain provisions contained in the Limited Liability Company Agreement of the Fund (the LLC Agreement), which was filed as an exhibit to the Fund’s registration statement on Form 10. All such summaries are qualified in their entirety by the actual provisions of the LLC Agreement, which are incorporated by reference herein.

(a) Market Information, Restrictions on Transfers and Redemption of Shares.

Transfers of Fund Shares. There is no established public trading market for the Shares of the Fund. Other than transfers to the Fund in a redemption, transfers of Shares are expressly prohibited by the LLC Agreement without the consent of Eaton Vance. Eaton Vance’s consent to a transfer may be withheld in its sole discretion for any reason or for no reason.

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

In no event shall all or any part of a Shareholder’s Shares be assigned to a minor or an incompetent, unless in trust for the benefit of such person. Shares may be sold, transferred, assigned or otherwise disposed of by a Shareholder only if it is determined by Eaton Vance or counsel to the Fund that such transfer, assignment or disposition would not violate federal securities or state securities or “blue sky” laws (including investor qualification standards).

There are no outstanding options or warrants to purchase, or securities convertible into, Shares of the Fund. Shares of the Fund cannot be sold pursuant to Rule 144 under the Securities Act, and the Fund does not propose to publicly offer any of its Shares at any time.

Redemption of Fund Shares. Shares of the Fund may be redeemed on any business day. The redemption price of Shares that are redeemed is based on the Fund’s net asset value next computed after receipt of the redemption request. During each month in the quarter ended December 31, 2005, the total number of Shares redeemed and the average price paid per Share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

October	293,881.142	$89.46

November	33,571.912	$92.93

December	208,021.196	$95.51

Total	535,474.250	$94.30

(1)	All Shares redeemed during the periods were redeemed at the option of Shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase Shares other than at the option of Shareholders.

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

Under most circumstances, a redemption from the Fund that is settled with securities as described herein will not result in the recognition of capital gains by the Fund or by the redeeming Shareholder. The redeeming Shareholder would generally recognize capital gains upon the sale of the securities received through redemption. If a redeeming Shareholder receives cash in addition to securities to settle a redemption, the amount of cash received will be taxable to the Shareholder to the extent it exceeds such Shareholder’s tax basis in Fund Shares. Shareholders should consult their tax advisors about the tax consequences of redeeming Fund Shares.

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

If requested by a redeeming Shareholder making a redemption of at least $1 million occurring more than seven years after such Shareholder’s final contribution of securities to the Fund, the Fund will generally distribute to the redeeming Shareholder a diversified basket of securities representing a range of industry groups that is drawn from the Portfolio, but the selection of individual securities would be made by Boston Management in its sole discretion. No interests in Real Estate Joint Ventures, Partnership Preference Units, Net Leased Property or other real estate investments will be distributed to meet a redemption request, and “restricted securities” will be distributed only to the Shareholder who contributed such securities or such Shareholder’s successor in interest.

Other than as set forth above, the allocation of each redemption between securities and cash and the selection of securities to be distributed will be at the sole discretion of Boston Management. Distributed securities may include securities contributed by Shareholders as well as other readily marketable securities held in the Portfolio. The value of securities and cash distributed to meet a redemption will equal the net asset value of the number of Shares being redeemed. The Fund’s Credit Facility prohibits the Fund from honoring redemption requests while there is an event of default outstanding under the Credit Facility.

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

The right of a Shareholder to redeem can be suspended and the payment of the redemption price may be deferred while there is an outstanding event of default under the Credit Facility, when the NYSE is closed, during periods when trading on the NYSE is restricted or during any emergency as determined by the SEC, at any time when it is impracticable for the Portfolio or the Fund to dispose of or value its assets, or during any other period permitted by order of the SEC for the protection of investors.

A capital account for each Shareholder is maintained on the books of the Fund. The account reflects the value of such Shareholder’s interest in the Fund, which is adjusted for profits, liabilities and distributions allocable to such account in accordance with Article 6 of the Fund’s LLC Agreement.

Subject to the consent of the manager of the Fund, a Shareholder may make an estate freeze election pursuant to which all or a portion of such Shareholder’s Shares will be divided into Preferred Shares and Common Shares (Estate Freeze Shares). Such division will be made in accordance with the terms of the LLC Agreement. Estate Freeze Shares are not transferable without the consent of the Fund’s manager and have no redemption rights or voting or consent rights.

Determining Net Asset Value. Boston Management, as investment adviser, is responsible for determining the value of the Fund’s assets. The Fund’s custodian, Investors Bank & Trust Company, calculates the value of the assets of the Fund, Belvedere Company and the Portfolio each day that the NYSE is open for trading, as of the close of regular trading on the NYSE. The Fund’s net asset value per Share is calculated by dividing the value of the Fund’s total assets, less its liabilities, by the number of Shares outstanding.

The Fund’s net assets are valued in accordance with the Fund’s valuation procedures and reflect the value of its directly-held assets and liabilities, as well as the net asset value of the Fund’s investment in the Portfolio held through Belvedere Company and in real estate investments held through Belmar Realty. The trustees of the Portfolio have established procedures for the valuation of the Portfolio’s assets under normal market conditions. Pursuant to these procedures, marketable securities listed on U.S. securities exchanges generally are valued at the last sale price on the day of the valuation or, if there were no sales, at the mean between the closing bid and asked prices therefor on the exchange where such securities are principally traded. Marketable securities listed on the NASDAQ National Market generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the last available bid and asked prices or by an independent pricing service. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded, or in the absence of a sale on such day, at the mean between the latest bid and asked prices therefor. Futures positions on securities or currencies are generally valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. If short-term debt securities were acquired with a remaining maturity of more than 60 days, their amortized cost value will be based on their value on the sixty-first day prior to maturity. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service.

Foreign securities and currencies held by the Portfolio are valued in U.S. dollars, as calculated by the Portfolio’s custodian based on foreign currency exchange rate quotations supplied by an independent quotation service. Valuation of foreign securities may be adjusted from prices in effect at the close of trading on foreign exchanges to more accurately reflect their fair value as of the close of regular trading on the NYSE. The Portfolio may rely on an independent fair valuation service in adjusting the valuation of foreign equity securities. All securities for which market prices are not readily available are valued at fair value as determined in good faith by or at the direction of the Portfolio’s trustees, considering relevant factors, data and information including, in the case of restricted securities, the market value of freely tradable securities of the same class in the principal market on which such securities are normally traded.

The Fund’s real estate investments are valued each day as determined in good faith by Boston Management after consideration of relevant factors, data and information. The procedures for valuing real estate investments are described under "Critical Accounting Estimates" in Item 7(e). Boston Management values the Fund’s interest rate swap agreements based upon dealer and counterparty quotes and pricing models that take into consideration the market trading prices of interest rate swap agreements that have similar terms to the Fund’s interest rate swap agreements. Fixed liabilities of the Fund generally are stated at principal value.

Historic Net Asset Values. Set forth below are the high and low net asset values per Share (NAVs) of the Fund for each full quarter during the two years ended December 31, 2005 and 2004, the closing NAV on the last business day of each full quarter, and the percentage change in NAV during each such quarter.

			NAV at	Quarterly %
Quarter Ended	High NAV	Low NAV	Quarter End	Change in NAV(1)
12/31/05	$96.79	$88.67	$95.66	3.36%
9/30/05	$93.70	$89.19	$92.55	4.14%
6/30/05	$90.58	$84.90	$88.87	0.17%
3/31/05	$91.98	$87.42	$88.72	-3.04%
12/31/04	$93.34	$84.00	$91.50	6.59%
9/30/04	$87.42	$81.49	$85.84	-2.75%
6/30/04	$88.82	$83.79	$88.27	1.85%
3/31/04	$88.81	$84.07	$86.67	0.45%

(1)	Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Changes in NAV are historical. Performance is for the stated time period only; due to market volatility, the Fund’s current performance may be lower or higher. For more information about the performance of the Fund, see “Management’s Discussion and Analysis of Financial Condition (MD&A) and Results of Operations” in Item 7.

(b) Record Holders of Shares of the Fund.

As of February 28, 2006, there were 671 record holders of Shares of the Fund.

(c) Distributions.

Income and Capital Gain Distributions. The Fund intends to distribute each year the amount of its net investment income for such year, if any. The Fund also intends to make annual capital gain distributions equal to approximately 18% of the amount of its net realized capital gains, if any, other than certain precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event for a security contributed to the Fund by that Shareholder or that Shareholder’s predecessor in interest. The Fund’s net investment income and net realized gains include the Fund’s allocated share of the net investment income and net realized gains of Belvedere Company and, indirectly, the Portfolio, as well as income and capital gains, if any, distributed by Belmar Realty. The Fund’s distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income or loss and net realized gain or loss as set forth in the Fund’s consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under GAAP. The Fund intends to pay distributions (if any) on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. The Fund’s distribution rates with respect to realized gains may be adjusted in the future to reflect changes in the effective maximum marginal individual federal tax rate applicable to long-term capital gains.

Shareholder distributions with respect to net investment income, realized post-contribution gains and certain other realized gains are made pro rata in proportion to the number of Shares held as of the record date of the distribution. All income and capital gain distributions (including Special Distributions described below) are paid by the Fund in cash. Distributions are generally not taxable to the recipient Shareholder unless the distributions exceed the recipient Shareholder’s tax basis in Fund Shares. The Fund’s Credit Facility prohibits the Fund from making any distribution to Shareholders while there is an event of default outstanding under the Credit Facility.

On January 26, 2006, the Fund made a distribution of $0.74 per Share to Shareholders of record on January 25, 2006. On January 27, 2005, the Fund made a distribution of $1.12 per Share to Shareholders of record on January 26, 2005. On January 14, 2004, the Fund made a distribution of $1.15 per Share to Shareholders of record on January 13, 2004.

Special Distributions. In addition to the pro rata income and capital gain distributions described above, the Fund also makes distributions to Shareholders allocated precontribution gain (other than certain precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event involving a security contributed by such Shareholder or such Shareholder’s predecessor in interest) (a Special Distribution). Special Distributions generally equal approximately 18% of the amount of realized precontribution gains plus approximately 4% of the allocated precontribution gain or such other percentage as deemed appropriate to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and Special Distributions. Special Distributions are made solely to the Shareholders to whom the precontribution gain is allocated. The Fund does not intend to make Special Distributions to a Shareholder in respect of realized precontribution gain allocated to a Shareholder or such Shareholder’s predecessor in interest in connection with a taxable tender offer or other taxable corporate event involving a security contributed by such Shareholder or such Shareholder’s predecessor in interest. The Fund made no Special Distributions during the years ended December 31, 2005 and 2004.

Item 6. Selected Financial Data.

Table of Selected Financial Data. The consolidated data referred to below reflects the Fund’s historical results for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The following information should be read in conjunction with all of the consolidated financial statements and related notes appearing on pages 39 to 78 of this Annual Report on Form 10-K. The other consolidated data referred to below is as of each period end.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
Total investment income	$69,685,247	$92,676,501	$94,906,482	$99,814,835	$103,489,725
Interest expense	$36,990,138	$36,451,042	$22,974,061	$28,506,573	$45,447,387

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
Net expenses (including interest expense)
	$54,655,060	$66,204,475	$50,746,633	$56,644,137	$76,754,182

Net investment income	$13,834,048	$25,224,494	$43,724,019	$42,746,644	$26,515,171

Minority interests in net income of controlled subsidiaries

	$(1,196,139)	$(1,247,532)	$(435,830)	$(424,054)	$(220,372)

Net realized gain (loss)	$53,868,381	$57,671,882	$5,911,089	$(41,522,684)	$(35,955,721)

Net change in unrealized appreciation (depreciation)

	$36,848,809	$52,072,410	$362,154,142	$(417,581,832)	$(230,675,625)

Net increase (decrease) in net assets from operations

	$104,551,238	$134,968,786	$411,789,250	$(416,357,872)	$(240,116,175)

Total assets	$2,658,246,433	$2,677,042,933	$2,611,939,419	$2,445,639,296	$2,967,430,657

Loan payable--Credit Facility
	$304,000,000	$290,000,000	$513,000,000	$596,500,000	$613,500,000

Mortgages payable	$450,367,515	$455,098,913	$161,157,192	$162,461,900	$175,470,843

Net assets	$ 1,876,369,119	$ 1,910,487,498	$ 1,920,611,857	$ 1,620,229,805	$ 2,108,684,133

Shares outstanding	19,614,094	20,880,411	22,261,334	23,190,678	24,134,504

Net asset value and redemption price per Share

	$95.66	$91.50	$86.28	$69.87	$87.37

Net increase (decrease) in net assets from operations per Share(6)

	$5.28	$6.37	$18.11	$(17.50)	$(9.67)

Distribution paid per Share
	$1.12(5)	$1.15(4)	$1.70(3)	$0.00(2)	$0.79(1)

(1)	The Fund also makes Special Distributions, which are not made on a pro rata basis. See Item 5(c). Special Distributions of $0.073 per Share were paid for the year ended December 31, 2001.

(2)	On January 17, 2003, the Fund made a distribution of $1.70 per Share to Shareholders of record on January 16, 2003 relating to net investment income and net realized capital gains recorded in 2002.

(3)	On January 14, 2004, the Fund made a distribution of $1.15 per Share to Shareholders of record on January 13, 2004 relating to net investment income and net realized capital gains recorded in 2003.

(4)	On January 27, 2005, the Fund made a distribution of $1.12 per Share to Shareholders of record on January 26, 2005 relating to net investment income and net realized capital gains recorded in 2004.

(5)	On January 26, 2006, the Fund made a distribution of $0.74 per Share to Shareholders of record on January 25, 2006 relating to net investment income and net realized capital gains recorded in 2005.

(6)	Based on average Shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition (MD&A) and Results of Operations.

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

The following discussion should be read in conjunction with the Fund’s consolidated financial statements and related notes appearing on pages 39 to 78 of this Annual Report on Form 10-K.

(a) Results of Operations.

Increases and decreases in the Fund’s net asset value per share are based on net investment income or loss and realized and unrealized gains and losses on investments. The Fund’s net investment income or loss is determined by subtracting the Fund’s total expenses from its investment income and then deducting the net investment income or loss attributable to the minority interest in the controlled subsidiaries of Belmar Realty. The Fund’s investment income generally includes the net investment income allocated to the Fund from Belvedere Company, rental income from the properties owned by Belmar Realty’s controlled subsidiaries, partnership income allocated to the Partnership Preference Units owned directly or indirectly by Belmar Realty and interest earned on the Fund’s short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends, interest and expenses allocated to Belvedere Company by the Portfolio less the expenses of Belvedere Company allocated to the Fund. The Fund’s total expenses include the Fund’s investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgages on properties owned by Belmar Realty’s controlled subsidiaries, interest expense on the Fund’s Credit Facility, property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belmar Realty’s controlled subsidiaries, and other miscellaneous expenses. The Fund’s realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund’s indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belmar Realty, the Fund’s interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

Realized and unrealized gains and losses on investments have the most significant impact on the Fund’s net asset value per share and result primarily from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the U.S. stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions.

MD&A and Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004.

Performance of the Fund.(1) The Fund’s investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance, as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund’s primary performance benchmark. The S&P 500 Index is a broad-based unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowing incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire equity in real estate investments and to mitigate in part the impact of interest rate changes on the Fund’s net asset value.

The Fund’s total return for the year ended December 31, 2005 was 5.89% . This return reflects an increase in the Fund’s net asset value per Share from $91.50 to $95.66 and a distribution of $1.12 per Share during the period. For comparison, the S&P 500 Index had a total return of 4.91% over the same period. The combined impact on performance of the Fund’s investment activities outside of the Portfolio was positive for the year ended December 31, 2005. The performance of the Fund exceeded that of the Portfolio by approximately 1.19% for the year.

(1)	Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. The Portfolio’s total return for the period reflects the total return of another fund that invests in the Portfolio adjusted for non-Portfolio expenses of that fund. Performance is for the stated time period only; due to market volatility, the Fund’s current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an Index.

The Fund had a total return of 7.48% for the year ended December 31, 2004. This return reflected an increase in the Fund’s net asset value per Share from $86.28 to $91.50 and a distribution of $1.15 per Share during the period. For comparison, the S&P 500 Index had a total return of 10.87% over the same period. For the year ended December 31, 2004, the performance of the Fund trailed that of the Portfolio by approximately 2.19% .

Performance of the Portfolio. A late year surge helped the stock market conclude 2005 on a positive note, locking in its third consecutive annual gain. The S&P 500 Index had a positive, albeit modest, total return for the year, despite investor angst over rising interest rates, record-level energy prices and a flattening yield curve. These factors were offset by resilient consumer spending and healthy corporate profits. Double-digit growth in dividend payouts and share buybacks, coupled with continued strength in merger and acquisition activity, provided additional support for equities.

For the year ended December 31, 2005, energy and utilities were the top performing sectors in the S&P 500 Index. The energy sector was up 31% in 2005 and the utility sector rose over 16% for the same period. In contrast, each of the eight remaining sectors in the S&P 500 Index recorded single-digit or negative returns. The more growth-oriented consumer discretionary, telecommunications and technology sectors were the worst performers for the year. Also, small- and mid-capitalization stocks outperformed large-cap stocks.

The Portfolio invests on a long-term basis in a broadly diversified portfolio consisting primarily of common stocks of growth companies. The Portfolio’s performance for the year ended December 31, 2005 was 4.70%, trailing the return of the S&P 500 Index by 0.21%, due in part to differences in sector allocation and stock selection. The total return of the Portfolio for the year ended December 31, 2004 was 9.67% . The Portfolio remained overweighted in the industrials and energy sectors, while continuing to underweight the technology, telecommunication and utilities sectors. The Portfolio’s energy emphasis was additive to performance as stocks there advanced on record-high commodity prices. Financials also experienced solid gains in 2005, and the Fund's performance benefited from the Portfolio's overweighting of capital markets and insurance industries and de-emphasis of mortgage finance stocks. Telecommunications stocks continued to struggle through the year, and the Portfolio’s underweighted position there was beneficial to returns.

The Portfolio’s worst performance came from the industrials and information technology sectors. Capacity and pricing issues plagued information technology holdings, and investments within computers and peripherals were notable underperformers. An overweighting in lagging machinery and building products stocks within the industrials sector was also detrimental to performance. In addition, de-emphasis of the slower-growth, high-dividend-yielding areas, such as utilities, also detracted from returns, as investors favored these defensive investments for much of 2005.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belmar Realty. As of December 31, 2005, real estate investments included a majority interest in a Real Estate Joint Venture, Brazos, a Net Leased Property, Bel Stamford, and a portfolio of Partnership Preference Units. Brazos owns industrial distribution properties and Bel Stamford owns an interest in leasehold improvements of an office building and attached facilities. As of December 31, 2005, the estimated fair value of the Fund’s real estate investments represented 24.5% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in Brazos, the Fund’s real estate investments represented 31.7% of the Fund’s net assets as of December 31, 2005.

On September 30, 2005, a property management contract in which Brazos held an interest was terminated, resulting in a gain of approximately $1.6 million for Belmar Realty.

During the year ended December 31, 2005, rental income from real estate operations was approximately $45.0 million compared to approximately $57.2 million for the year ended December 31, 2004, a decrease of $12.2 million or 21%. This decrease in rental income was principally due to Belmar Realty’s sale of its interest in an industrial distribution Real Estate Joint Venture, Cimmaron Property Trust (Cimmaron), in September 2004 and its sale of all of the properties held by a multifamily Real Estate Joint Venture, Bel Alliance Apartments, LLC (Bel Apartments), in October 2004. The properties sold provided 53% of consolidated rental income for the year ended December 31, 2004. The decline in rental income due to the aforementioned sales was offset in part by the rental income of Brazos, which was acquired in 2004. For the year ended December 31, 2005, Brazos’ rental income was negatively affected by a less favorable leasing environment than expected. During the year ended December 31, 2004, rental income increased due to income from the industrial distribution properties acquired by Brazos and Cimmaron in June and August 2004 and income from Bel Stamford, offset in part by a modest decline in income from multifamily properties. Multifamily income decreased primarily due to the sale of the properties of Bel Apartments in October 2004. Prior to the sale of its properties, Bel Apartments experienced lower rental revenues as the result of reduced apartment rental rates, increased rent concessions and lower occupancy levels.

During the year ended December 31, 2005, property operating expenses were approximately $7.8 million compared to approximately $18.0 million for the year ended December 31, 2004, a decrease of $10.2 million or 57% (property operating expenses are before certain operating expenses of Belmar Realty of approximately $4.3 million for the year ended December 31, 2005 and $6.0 million for the year ended December 31, 2004). The decrease in property operating expenses was principally due to the asset sales referenced in the preceding paragraph, offset in part by the operating expenses of Brazos, which was acquired in 2004.

For the year ended December 31, 2005, Brazos’ property operating expenses were in line with expectations. Belmar Realty does not record property operating expenses for Bel Stamford, as such expenses are assumed by the tenant under the lease agreement. During 2004, the decrease in property operating expenses was principally due to the sale of Bel Apartments’ properties in October 2004, offset in part by the expenses of the industrial distribution properties acquired in 2004. For many industrial distribution properties, rent levels are expected to see minimal growth over the near term. Boston Management expects that improvements in industrial distribution property operating performance will occur over the longer term.

At December 31, 2005, the estimated fair value of the real properties indirectly held through Belmar Realty was approximately $597.3 million compared to approximately $576.5 million at December 31, 2004, an increase of $20.8 million or 3.6% . The increase in estimated real property values at December 31, 2005 as compared to December 31, 2004 was principally due to modest increases in the estimated net values of properties held by Brazos and Bel Stamford.

During the year ended December 31, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its other real estate investments (which includes Brazos and Bel Stamford) of approximately $20.7 million, compared to net unrealized depreciation of approximately $15.8 million during the year ended December 31, 2004. Net unrealized appreciation of approximately $20.7 million during the year ended December 31, 2005 was due to increases in the estimated fair value of properties owned by Brazos. Despite weak operating conditions over the past several years, estimated property values increased during 2005 as lower near-term property earnings expectations generally were offset by lower capitalization and discount rates applied in valuing properties. Capitalization and discount rates, terms commonly used in the real estate industry, are rate of return percentages applied to actual or projected income levels to estimate the value of real estate investments. The Fund’s net unrealized depreciation for the year ended December 31, 2004 was attributable to a net decrease in estimated industrial distribution property values.

During the year ended December 31, 2005, Belmar Realty acquired interests in additional Partnership Preference Units (including acquisitions from real estate investment affiliates of other investment funds advised by Boston Management) for a total of approximately $20.0 million. During the year ended December 31, 2005, Belmar Realty also sold certain of its Partnership Preference Units for a total of approximately $30.6 million, recognizing a gain of approximately $4.3 million on the redemptions. At December 31, 2005, the estimated fair value of Belmar Realty’s Partnership Preference Units totaled approximately $54.3 million compared to approximately $63.7 million at December 31, 2004, a net decrease of $9.4 million or 15%. The net decrease in value was principally due to fewer Partnership Preference Units held at December 31, 2005 as compared to December 31, 2004. During 2004, the estimated fair value of Partnership Preference Unit investments decreased principally due to fewer Partnership Preference Units held. In the low interest rate environment of 2004, many issuers redeemed Partnership Preference Units as call protections expired or restructured the terms of outstanding Partnership Preference Units in advance of their call dates.

During the year ended December 31, 2005, the Fund saw net unrealized depreciation of the estimated fair value of its Partnership Preference Units of approximately $3.2 million compared to net unrealized depreciation of approximately $44.9 million during the year ended December 31, 2004. The net unrealized depreciation of approximately $3.2 million during the year ended December 31, 2005 consisted of approximately $0.9 million of unrealized appreciation as a result of increases in the per unit values of the Partnership Preference Units held by Belmar Realty at December 31, 2005, and approximately $4.1 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation as realized gains due to the sales of Partnership Preference Units. During 2005, estimated fair values for Partnership Preference Units were positively affected by tighter credit spreads for credit-sensitive income securities, including real estate-related securities. The net unrealized depreciation of approximately $44.9 million during the year ended December 31, 2004 consisted of approximately $5.3 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units held by Belmar Realty and approximately $39.6 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the year. The decrease in per unit values was principally due to restructurings of certain Partnership Preference Units, which resulted in a special cash distribution and renegotiated lower subsequent distribution rates. The decrease was also due to modest decreases in values for certain other Partnership Preference Units held at December 31, 2004 as these issues approached their call protection expiration dates.

Distributions from Partnership Preference Units for the year ended December 31, 2005 totaled approximately $2.5 million compared to approximately $14.7 million for the year ended December 31, 2004, a decrease of $12.2 million or 83%. The decrease was due principally to a decreased investment in Partnership Preference Units on average during the year, as well as lower average distribution rates for the Partnership Preference Units held. The decrease in average distribution rates of Partnership Preference Units was primarily due to the restructuring of certain Partnership Preference Units (reflecting lower market rates for preferred securities) as they neared their potential call dates. During the year ended December 31, 2004, distributions from Partnership Preference Units decreased principally due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held.

Performance of Interest Rate Swap Agreements. For the year ended December 31, 2005, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $3.6 million, compared to approximately $13.4 million of net realized and unrealized losses for the year ended December 31, 2004. Net realized and unrealized gains on swap agreements in 2005 consisted of $7.6 million of net realized and unrealized gains due to changes in swap agreement valuations, offset in part by $4.0 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s consolidated financial statements). In 2004, the Fund had net realized and unrealized losses of $1.8 million due to swap agreement valuation changes and $11.6 million of swap agreement periodic payments. The positive contribution to Fund performance from changes in swap agreement valuations in 2005 was attributable to a rise in swap rates during the year for swaps with maturities comparable to those of the Fund’s swaps. The negative contribution to Fund performance from changes in swap agreement valuations in 2004 was due to the timing of terminating certain outstanding swap agreements, offset in part by swaps held throughout the year increasing modestly in value as a result of increases in swap rates on swaps with maturities comparable to those of the Fund’s swaps.

During the year ended December 31, 2004, the Fund terminated certain outstanding swap agreements and realized a loss of approximately $2.4 million.

MD&A and Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003.

Performance of the Fund. The Fund had a total return of 7.48% for the year ended December 31, 2004. This return reflected an increase in the Fund’s net asset value per Share from $86.28 to $91.50 and a distribution of $1.15 per Share during the period. For comparison, the S&P 500 Index had a total return of 10.87% over the same period. For the year ended December 31, 2004, the performance of the Fund trailed that of the Portfolio by approximately 2.19% .

The Fund had a total return of 26.48% for the year ended December 31, 2003. This return reflected an increase in the Fund’s net asset value per Share from $69.87 to $86.28 and a distribution of $1.70 per Share during the period. For comparison, the S&P 500 Index had a total return of 28.67% over the same period. For the year ended December 31, 2003, the performance of the Fund exceeded that of the Portfolio by approximately 2.60% .

Performance of the Portfolio. Economic pressures lingered for much of 2004, but the lifting of some political uncertainty ignited a late-year market rally, helping U.S. equities lock in a second consecutive year of gains. Strength in the broader market toward year-end was a function of several economic and fundamental factors: historically low interest rates, decisive election results, retreating oil prices and solid earnings growth. A wave of merger and acquisition activity provided additional support for equities, as companies across technology, telecommunications and health care sectors announced multi-billion dollar combinations. The Federal Reserve raised its key interest-rate target five times in 2004, increasing the federal funds target rate to 2.25% . The Portfolio’s performance for the year ended December 31, 2004 was 9.67%, trailing the S&P 500 Index, which had a total return of 10.87% for the year. The total return of the Portfolio for the year ended December 31, 2003 was 23.88% .

In 2004, value stocks outperformed growth stocks and small-caps and mid-caps outperformed large-caps. The best performing market sectors were energy, utilities, telecom services and industrials. Lagging the overall market were the health care, technology, and consumer staples sectors.

During the year, the Portfolio’s sector allocation shifted slightly from 2003, as it increased positions in energy and industrial stocks and reduced exposure to the technology, health care and consumer discretionary sectors. The Portfolio’s performance versus the S&P 500 Index benefited from relative overweightings in the strong performing energy and industrial sectors and favorable stock selection among consumer staples. The Portfolio’s relative performance versus the S&P 500 Index was hampered by underweightings in the utilities and telecom services sectors and adverse selection among technology, health care and consumer discretionary stocks. Among industry groups, the Portfolio benefited from overweightings of air freight and logistics, oil and gas, and building products and underweightings of semiconductors and pharmaceuticals. Industry groups adversely affecting the Portfolio’s relative performance included the overweighted insurance and media groups and the underweighted health services and internet groups.

Performance of Real Estate Investments. As of December 31, 2004, real estate investments included a majority interest in a Real Estate Joint Venture (Brazos), a Net Leased Property (Bel Stamford) and a portfolio of Partnership Preference Units. Brazos operates industrial distribution properties.

In January 2004, Belmar Realty acquired Bel Stamford for approximately $16.1 million (including transaction costs). During the year ended December 31, 2004, Belmar Realty acquired a majority interest in Brazos. In transactions occurring in June and August 2004, Brazos acquired 100% of the economic interest in 23 industrial distribution properties located in eight states. Brazos acquired the properties for approximately $382.9 million. ProLogis owns a minority interest in Brazos and manages the properties. Brazos obtained first mortgage financing in October 2004, which is secured by the properties it owns and without recourse to Belmar Realty, the Fund or Shareholders.

In September 2004, Belmar Realty sold its interest in Cimmaron for approximately $159.1 million to the real estate subsidiary of another fund advised by Boston Management. Belmar Realty recognized a gain of approximately $0.9 million on the sale. Belmar Realty acquired its interest in Cimmaron in May 2004 and Cimmaron acquired industrial distribution properties on June 30, 2004 and August 4, 2004.

In October 2004, Bel Apartments sold all of its multifamily properties to an affiliate of the former Operating Partner of Bel Apartments, receiving net proceeds of approximately $23.5 million. Belmar Realty recognized a loss of approximately $19.4 million on the sale. Concurrent with this sale, Belmar Realty acquired the outstanding minority interest in Bel Apartments for a nominal amount. On December 15, 2004, Belmar Realty sold Bel Apartments, which then held a portfolio of Partnership Preference Units, to the real estate subsidiary of another fund advised by Boston Management. Belmar Realty recognized a gain of approximately $0.5 million on the sale.

During the year ended December 31, 2004, rental income from real estate operations was approximately $57.2 million compared to approximately $34.0 million for the year ended December 31, 2003, an increase of $23.2 million or 68%. This increase in rental income was due to income from the industrial distribution properties acquired in 2004 and from the Bel Stamford property acquired in January 2004, offset in part by a decline in income from multifamily properties.  Multifamily income decreased primarily due to the sale of Bel Apartments’ properties in October 2004. Prior to the sale of its properties, Bel Apartments experienced lower rental revenues as the result of reduced apartment rental rates, increased rent concessions and lower occupancy levels during 2004. For the year ended December 31, 2003, rental income decreased principally due to increased rent concessions or reduced apartment rental rates and lower occupancy levels at multifamily properties.

During the year ended December 31, 2004, property operating expenses were approximately $17.7 million compared to approximately $17.9 million for the year ended December 31, 2003, a decrease of $0.2 million or 1.1% (property operating expenses are before certain operating expenses of Belmar Realty of approximately $6.2 million for the year ended December 31, 2004 and $4.8 million for the year ended December 31, 2003). During 2004, the decrease in property operating expenses was principally due to the sale of Bel Apartments’ properties in October 2004, offset in part by the expenses of the industrial distribution properties acquired in 2004. During the year ended December 31, 2003, property operating expenses increased principally due to 17% increase in property taxes and insurance expenses for Bel Apartments during the year, offset in part by a 1% decrease in property and maintenance expenses. Belmar Realty does not record operating expenses for Bel Stamford because expenses are assumed by the tenant under the terms of the lease agreement.

At December 31, 2004, the estimated fair value of the real properties indirectly held through Belmar Realty was approximately $579.5 million compared to approximately $185.1 million at December 31, 2003, a net increase of $394.4 million, or 213%. The net increase in estimated real property values at December 31, 2004 as compared to December 31, 2003 was principally due to the January 2004 acquisition of Bel Stamford and the properties acquired by Brazos in June and August 2004, offset in part by the sale of Bel Apartments’ properties in October 2004. The decrease in estimated property values at December 31, 2003 was due to declines in near-term earnings expectations for the multifamily properties held, partially offset by decreases in capitalization rates.

During the year ended December 31, 2004, the Fund saw unrealized depreciation of the estimated fair value of its other real estate investments (which includes Brazos and Bel Stamford) of approximately $15.8 million compared to unrealized depreciation of approximately $18.5 million during the year ended December 31, 2003. Net unrealized depreciation of approximately $15.8 million during the year ended December 31, 2004 was attributable to a net decrease in estimated industrial distribution property values. The net decrease in industrial distribution property values reflected the results of initial independent appraisals of newly acquired properties and adjustments in the value of unappraised industrial distribution properties to reflect appraisal results for similar properties, in accordance with the Fund’s valuation procedures (described in "The Real Estate Joint Venture" under "Critical Accounting Estimates" in Item 7(e) below). Initial appraised values of newly acquired properties differed from transaction values due primarily to differences in discount and capitalization rates applied in valuing the properties. Unrealized depreciation during the year ended December 31, 2003 was due to modest decreases in estimated multifamily property values during the year.

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

At December 31, 2004, the estimated fair value of Belmar Realty’s Partnership Preference Units totaled approximately $63.7 million compared to approximately $424.8 million at December 31, 2003, a net decrease of $361.1 million or 85%. The net decrease in the value of Partnership Preference Units at December 31, 2004 was principally due to fewer Partnership Preference Units held as compared to December 31, 2003. In the prevailing low interest rate environment, many issuers redeemed Partnership Preference Units as call protections expired or restructured the terms of outstanding Partnership Preference Units in advance of their call dates. At December 31, 2003, the estimated fair value of Partnership Preference Units decreased principally due to fewer units held. The per unit value of the remaining Partnership Preference Units also declined slightly during 2003.

During the year ended December 31, 2004, the Fund saw net unrealized depreciation of the estimated fair value of its Partnership Preference Units of approximately $44.9 million compared to unrealized depreciation of approximately $12.3 million during the year ended December 31, 2003. The net unrealized depreciation of approximately $44.9 million during 2004 consisted of approximately $5.3 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units held by Belmar Realty at December 31, 2004, and approximately $39.6 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the year ended December 31, 2004. The decrease in per unit values was principally due to restructurings of certain Partnership Preference Units, which resulted in a special cash distribution and renegotiated lower subsequent distribution rates. The decrease was also due to modest decreases in values for certain other Partnership Preference Units held at December 31, 2004 as these issues approach their call protection expiration dates. During 2003, the Fund had net unrealized depreciation of approximately $12.3 million consisting of approximately $8.6 million of unrealized appreciation as a result of increases in the per unit value of Partnership Preference Units held by Belmar Realty, offset by reclassifications of previously unrealized appreciation as realized gains due to sales of Partnership Preference Units in the amount of approximately $20.9 million.

Distributions from Partnership Preference Units for the year ended December 31, 2004 totaled approximately $14.7 million compared to approximately $45.0 million for the year ended December 31, 2003, a decrease of $30.3 million or 67%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as lower average distribution rates on Partnership Preference Units held during the year ended December 31, 2004. During the year ended December 31, 2003, distributions from Partnership Preference Units decreased due to fewer Partnership Preference Units held.

Performance of Interest Rate Swap Agreements. For the year ended December 31, 2004, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $13.4 million, compared to approximately $7.2 million of net realized and unrealized losses for the year ended December 31, 2003. Net realized and unrealized losses on swap agreements in 2004 consisted of $1.8 million of net realized and unrealized losses due to changes in swap agreement valuations and $11.6 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s consolidated financial statements). In 2003, the Fund had net realized and unrealized gains of $22.4 million due to swap agreement valuation changes, offset by $29.6 million of swap agreement periodic payments. The negative contribution to Fund performance from changes in swap agreement valuations in 2004 was due to the timing of terminating certain outstanding swap agreements, offset in part by swaps held throughout the year increasing modestly in value as a result of increases in swap rates on swap agreements with maturities comparable to those of the Fund’s swap agreements. The positive contribution to 2003 Fund performance from changes in swap agreement valuations was attributable to a rise in swap rates during the year and, in 2003, swap agreements entered into by the Fund approaching their optional termination dates.

During the year ended December 31, 2004, the Fund terminated certain outstanding swap agreements and realized a loss of approximately $2.4 million

(b) Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into the Credit Facility primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of December 31, 2005, the Fund had outstanding borrowings of $304.0 million and unused loan commitments of $104.5 million under the Credit Facility.

As of December 31, 2005, Brazos and Bel Stamford had outstanding borrowings consisting of fixed-rate secured mortgage debt obligations of $229.2 million and $221.2 million, respectively.

Liquidity. The Fund may redeem shares of Belvedere Company at any time. Both Belvedere Company and the Portfolio normally follow the practice of satisfying redemptions primarily by distributing securities drawn from the Portfolio. Belvedere Company and the Portfolio may also satisfy redemptions by distributing cash. As of December 31, 2005, the Portfolio had cash totaling $0.1 million. The Portfolio participates in a $150.0 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had borrowings of $8.0 million outstanding at December 31, 2005. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 2005, illiquid assets (consisting of restricted securities not available for current public sale) constituted 0.03% of the net assets of the Portfolio.

The liquidity of Belmar Realty’s investment in Brazos is extremely limited, and relies principally upon the liquidation agreement with ProLogis that is described in "Real Estate Joint Venture Investments" under "The Fund’s Real Estate Investments" in Item 1. Transfers of Belmar Realty’s interest in Brazos to parties other than ProLogis are restricted by terms of Brazos’ operative agreements and lender consent requirements. The Partnership Preference Units held by Belmar Realty are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid. The liquidity of Bel Stamford is also extremely limited.

(c) Off-Balance Sheet Arrangements.

The Fund is required to disclose off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to Shareholders. An off-balance sheet arrangement includes any contractual arrangement to which an unconsolidated entity is a party and under which the Fund has certain specified obligations. As of December 31, 2005, the Fund did not have any such off-balance sheet arrangements.

(d) The Fund’s Contractual Obligations.

The following table sets forth the amounts of payments due under the specified contractual obligations outstanding on December 31, 2005:

			Payments due:

		Less than 1			More than 5
Type of Obligation	Total	Year	1-3 Years	3-5 Years	Years

Long Term Debt:
Mortgage Debt(1)	$450,367,515	$5,044,219	$11,019,555	$12,480,212	$421,823,529
Borrowings under Credit Facility(2)	$304,000,000	$—	$—	$304,000,000	$—
Purchase Obligations(3)
Other Long Term Liabilities:
Interest Rate Swap Agreements(4)	$78,953,468	$17,614,924	$35,229,848	$26,108,696	$—

Total	$833,320,983	$22,659,143	$46,249,403	$342,588,908	$421,823,529

(1)	The property held by Belmar Realty is financed in part through mortgage notes issued to Brazos and Bel Stamford. The mortgage notes are secured by the underlying property and are without recourse to the other assets of the Fund or Belmar Realty, as described in "Risks of Real Estate Investments" in Item 7A(b). The mortgage notes mature between 2012 and 2016. The mortgage notes cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless in conjunction with the sale of the associated property.

(2)	To finance its real estate investments, the Fund has entered into a Credit Facility as described in "Liquidity and Capital Resources" above. The Credit Facility is secured by a pledge of the Fund’s assets, excluding the assets of Brazos and Bel Stamford, and expires on June 25, 2010. The Credit Facility is primarily used to finance the Fund’s equity in its real estate investments and will continue to be used for such purpose in the future.

(3)	The Fund and Belmar Realty have entered into agreements with certain service providers pursuant to which the Fund and Belmar Realty pay fees as a percentage of assets. These fees include fees paid to Eaton Vance and its affiliates (which are described in Item 13). These agreements generally continue indefinitely unless terminated by the Fund or Belmar Realty (as applicable) or the service provider. For the year ended December 31, 2005, fees paid to Eaton Vance and its affiliates equaled approximately 1.08% of the Fund’s net assets. Because these fees are based on the Fund’s assets (which will fluctuate over time) it is not possible to specify the dollar amounts payable in the future.

(4)	The Fund has entered into interest rate swap agreements to fix the cost of borrowings under the Credit Facility used to acquire equity in real estate investments. Pursuant to the interest rate swap agreements, the Fund makes cash payments to MLCS at fixed rates in exchange for floating rate payments from MLCS that fluctuate with one-month LIBOR. The amounts disclosed in the table represent the fixed interest amounts payable by the Fund. The periodic floating rate payments that the Fund expects to receive pursuant to the agreements reduce the fixed interest cost to the Fund. The swap agreements expire on June 25, 2010, subject to the Fund’s right to terminate earlier in the case of some swaps.

(e) Critical Accounting Estimates.

The Fund’s consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and where such different or changed estimates would materially impact the Fund’s financial condition, changes in financial condition or results of operations. The Fund’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs.

The Fund has determined that the valuation of the Fund’s real estate investments (including properties and other assets owned by Belmar Realty’s controlled subsidiaries, the allocation of equity interest in Real Estate Joint Ventures, the Partnership Prefrence Units and the Net Leased Property) involve critical estimates. The Fund’s investments in real estate are an important component of its total investment program. Market prices for these investments are not readily available and therefore the investments are stated in the Fund’s consolidated financial statements at estimated fair value. The estimated fair value of an investment represents the amount at which Boston Management believes the investment could be sold in a current transaction between willing parties in an orderly disposition, that is, other than in a forced or liquidation sale. The Fund reports the estimated fair value of its real estate investments on its consolidated statement of assets and liabilities, with any changes to estimated fair value charged to unrealized appreciation or depreciation in the Fund’s consolidated statement of operations.

The need to estimate the fair value of the Fund’s real estate investments introduces uncertainty into the Fund’s reported financial condition and performance because:

  such assets are, by their nature, difficult to value and estimated values may not accurately reflect what the Fund could realize in a current sale between willing parties;
  property appraisals and other factors used to determine the estimated fair value of the Fund’s real estate investments depend on estimates of future operating results and supply and demand assumptions that may not reflect actual current market conditions and full consideration of all factors relevant to valuations;
  property appraisals and other factors used to determine the estimated fair value of the Fund’s real estate investments are not continuously updated and therefore may not be current as of specific dates; and
  if the Fund were forced to sell illiquid assets on a distressed basis, the proceeds may be substantially less than stated values.

As of December 31, 2005, the estimated fair value of the Fund’s real estate investments represented 24.5% of the Fund’s total assets. As of December 31, 2005, adjusting for the minority interest of ProLogis, the principal minority investor in Brazos, the Fund’s real estate investments represented 31.7% of the Fund’s net assets. The estimated fair value of the Fund’s real estate investments may change due to changes in market conditions and changes in valuation assumptions made by property appraisers and third party valuation service providers as described below.

As noted in Item 1, to satisfy certain requirements of the Code, the Fund invests at least 20% of its gross assets (calculated in the manner prescribed) in real estate investments (the 20% requirement). Should the estimated fair value of the Fund’s real estate investments decrease, the Fund may be required to acquire additional real estate investments to satisfy the 20% requirement. Because the Fund acquires real estate investments with borrowings, acquisitions of additional real estate investments would increase the Fund’s borrowings under the Credit Facility and reduce the amounts otherwise available to the Fund thereunder. Should the estimated fair value of the Fund’s real estate investments increase, real estate investments could represent a larger percentage of the Fund’s investment portfolio.

Partnership Preference Units. Boston Management determines the estimated fair value of the Fund’s Partnership Preference Units based on analysis and calculations performed primarily on a monthly basis by a third party service provider. The service provider calculates an estimated price and yield (before accrued distributions) for each issue of Partnership Preference Units based on descriptions of such issue provided by Boston Management and certain publicly available information including, but not limited to, the trading prices of publicly issued debt and/or preferred stock instruments of the same or similar issuers, which may be adjusted to reflect the illiquidity and other structural characteristics of the Partnership Preference Units (such as call provisions). Daily valuations of Partnership Preference Units are determined by adjusting prices from the service provider to account for accrued distributions under the terms of the Partnership Preference Units. If changes in relevant markets, events that materially affect an issuer or other events that have a significant effect on the price or yield of Partnership Preference Units occur, relevant prices or yields may be adjusted to take such occurrences into account.

Valuations of Partnership Preference Units are inherently uncertain because they are based on adjustments from the market prices of publicly-traded debt and/or preferred stock instruments of the same or similar issuers to account for the Partnership Preference Units’ illiquidity, structural features (such as call provisions) and other relevant factors. Each month Boston Management reviews the analysis and calculations performed by the service provider. Boston Management generally relies on the assumptions and judgments made by the service provider in estimating the fair value of the Partnership Preference Units. If the assumptions and estimates used by the service provider to calculate prices for Partnership Preference Units were to change, it could materially impact the estimated fair value of the Fund’s holdings of Partnership Preference Units.

Real Estate Joint Ventures. Boston Management determines the estimated fair value of the Fund’s interests in Real Estate Joint Ventures based primarily on annual appraisals of the properties owned by such Real Estate Joint Ventures (provided such appraisals are available) and an allocation of the equity value of a Real Estate Joint Venture between the Fund and the Operating Partner. Appraisals of Real Estate Joint Venture properties may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances that may materially impact estimated property values have occurred since the most recent appraisal.

In deriving the estimated value of a property, an appraiser considers numerous factors, including the expected future cash flows from the property, recent sale prices for similar properties and, if applicable, the replacement cost of the property, in order to derive an indication of the amount that a prudent, informed purchaser-investor would pay for the property. More specifically, the appraiser considers the revenues and expenses of the property and the estimated future growth or decline thereof, which may be based on tenant quality, property condition, change in market or submarket conditions, market trends, interest rates, inflation rates or other factors deemed relevant by the appraiser. The appraiser estimates operating cash flows from the property and the sale proceeds of a hypothetical transaction at the end of a hypothetical holding period. The cash flows are discounted to their present values using a market-derived discount rate and are added together to obtain a value indication. This value indication is compared to the value indication that results from applying a market-derived capitalization rate to a single year’s stabilized net operating income for the property. The assumed capitalization rate may be extracted from local market transactions or, when transaction evidence is lacking, obtained from trade sources. The appraiser considers the value indications derived by these two methods, as well as the value indicated by recent market transactions involving similar properties, in order to produce a final value estimate for the property.

Appraisals of properties owned by Real Estate Joint Ventures are conducted by independent appraisers who are licensed in their respective states and not affiliated with Eaton Vance or the Operating Partner. Each appraisal is conducted in accordance with the Uniform Standards Board and the Code of Professional Appraisal Practice of the Appraisal Institute (as well as other relevant standards). Boston Management reviews the appraisal of each property and generally relies on the assumptions and judgments made by the appraiser. Property appraisals are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the appraiser’s estimated stabilized cash flows, and due to the unique characteristics of a property, which may affect its value but may not be taken into account. If the assumptions and estimates used by the appraisers to determine the value of the properties owned by the Real Estate Joint Ventures were to change, it could materially impact the estimated fair value of the Real Estate Joint Ventures. When a property owned by a Real Estate Joint Venture has not been appraised (such as when the Real Estate Joint Venture recently acquired the property), Boston Management determines the estimated fair value of the property based on the transaction value of the property, which equals the total acquisition cost of the property exclusive of certain legal and transaction costs, provided such amount is deemed indicative of fair value. Once an appraisal of a property has been conducted, Boston Management bases the estimated fair value of the property principally on the estimated value as determined by the appraiser. Appraisals of newly acquired properties are conducted in the year following the acquisition. If the initial appraised value of a newly acquired property differs significantly from the transaction value of the property, it may materially impact the estimated fair value of the Real Estate Joint Venture that holds the property. Interim valuations of Real Estate Joint Venture assets may be adjusted to reflect significant changes in economic circumstances or recent evaluations of similar properties, and the results of operations and distributions. As of December 31, 2005, all of the properties owned by Brazos were appraised during the year.

Boston Management determines the estimated fair value of the Fund’s equity interest in a Real Estate Joint Venture based on an estimate of the allocation of equity interests between the Fund and the Operating Partner. This allocation is generally calculated by a third party specialist, using current appraisals of the properties owned by the Real Estate Joint Venture. The specialist uses a financial model that considers (i) the terms of the joint venture agreement relating to allocation of distributable cash flow, (ii) the expected duration of the joint venture, and (iii) the projected property values and cash flows from the properties based on estimates used in the independent valuations. The estimated allocation of equity interests between the Fund and the Operating Partner of a Real Estate Joint Venture is prepared quarterly and reviewed by Boston Management. If the estimate of the allocation of equity interests in the Real Estate Joint Venture were to change (for example, because the appraisers’ estimate of property values or projected cash flows of the Real Estate Joint Venture changed), it may materially impact the estimated fair value of the Fund’s equity interest in the Real Estate Joint Venture.

Net Leased Property. Boston Management determines the estimated fair value of Net Leased Property based on an annual appraisal of the leased fee market value of the property. These appraisals are conducted by independent, licensed appraisers in a manner similar to the appraisals of the properties owned by a Real Estate Joint Venture (described above). In deriving a leased fee market value for Net Leased Property, an appraiser considers the owner’s rights as specified by the contract terms of the lease with the tenant of the properties as well as the probability of the tenant performing its lease obligations based in part on the tenant’s financial status. This form of appraisal assumes that the amount that a prudent, informed purchaser-investor would pay for Net Leased Property relates to the predictability of the expected income stream and that a more predictable income stream would result in a higher estimated value.

Boston Management reviews the appraisal of Net Leased Property and generally relies on the assumptions and judgments made by the appraiser. Appraisals of Net Leased Property may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances have occurred since the most recent appraisal. Appraisals of Net Leased Property are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the expected income stream from the property as defined by the contract terms of the lease, and due to the unique characteristics of the property, which may affect its value but cannot be taken into account. If the assumptions and estimates used by the appraisers to determine the value of the property owned by the Fund’s subsidiary were to change, it could materially impact the estimated fair value of the Fund’s equity interest in Net Leased Property.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(a) Quantitative Information About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate secured mortgage debt obligations of Brazos and Bel Stamford. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility used to acquire equity in real estate investments and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 7 and 8 to the Fund’s consolidated financial statements appearing on pages 39 to 61 of this Annual Report on Form 10-K.

			Interest Rate Sensitivity
			Cost, Principal (Notional) Amount
			by Contractual Maturity and Callable Date
		for the Twelve Months Ended December 31,*

								Estimated
								Fair Value as of
	2006	2007	2008	2009	2010	Thereafter	Total	December 31, 2005

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages	$5,044,219	$5,360,226	$5,659,329	$6,050,578	$6,429,634	$421,823,529	$450,367,515	$458,700,000
Average interest rate	6.01%	6.01%	6.01%	6.01%	6.01%	5.70%	5.70%

Variable-rate Credit Facility					$304,000,000		$304,000,000	$304,000,000
Average interest rate					4.60%		4.60%

Rate sensitive derivative
financial instruments:

Pay fixed / receive variable
interest rate swap agreements					$388,668,000		$388,668,000	$ 10,303,043
Average pay rate					4.53%		4.53%
Average receive rate					4.59%		4.59%

Rate sensitive investments:

Fixed-rate Partnership
Preference Units:

MHC Operating Limited
Partnership, 8.0625% Series
D Cumulative Redeemable
Perpetual Preference Units,
Callable 3/24/10, Current
Yield: 7.97%					$20,544,240		$20,544,240	$ 20,224,000

PSA Institutional Partners,
L.P., 6.4% Series NN
Cumulative Redeemable
Perpetual Preferred Units,
Callable 3/17/10, Current
Yield: 6.54%					$13,387,322		$13,387,322	$ 13,569,750

Vornado Realty, L.P., 6.75%
Series D-14 Cumulative
Redeemable Preferred Units,
Callable 9/9/10,
Current Yield: 6.59%(1)					$20,001,000		$20,001,000	$ 20,481,508

*	The amounts listed reflect the Fund’s positions as of December 31, 2005. The Fund’s current positions may differ.
(1)	Belmar Realty’s interest in these Partnership Preference Units is held through Belvorn.

(b) Qualitative Information About Market Risk.

Risks Associated with Equity Investing. The Fund invests primarily in a diversified portfolio of common stocks and is thereby subject to general stock market risk. There can be no assurance that the performance of the Fund will match that of the U.S. stock market or that of other equity funds. In managing the Portfolio for long-term, after-tax returns, Boston Management generally seeks to avoid or minimize sales of securities with large accumulated capital gains, including contributed securities. Such securities constitute a substantial portion of the assets of the Portfolio. Although the Portfolio may utilize certain management strategies in lieu of selling appreciated securities, the Portfolio’s, and hence the Fund’s, exposure to losses during stock market declines may nonetheless be higher than funds that do not follow a general policy of avoiding sales of highly-appreciated securities.

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

The use of these investment techniques is a specialized activity that may be considered speculative and which can expose the Fund and the Portfolio to significant risk of loss. Successful use of these investment techniques is subject to the ability and performance of the investment adviser. The Fund’s and the Portfolio’s ability to achieve their investment objectives may be adversely affected by the use of these techniques. The writer of an option or a party to an equity swap may incur losses that substantially exceed the payments, if any, received from a counterparty. Forward sales, swaps, caps, floors, collars and over-the-counter options are private contracts in which there is also a risk of loss in the event of a default on an obligation to pay by the counterparty. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of the underlying security, index, instrument or currency. In addition, if the Fund or the Portfolio has insufficient cash to meet margin, collateral or settlement requirements, it may have to sell assets to meet such requirements. Alternatively, should the Fund or the Portfolio fail to meet these requirements, the counterparty or broker may liquidate positions of the Fund or the Portfolio. The Portfolio may also have to sell or deliver securities holdings in the event that it is not able to purchase securities on the open market to cover its short positions or to close out or satisfy an exercise notice with respect to options positions it has sold. In any of these cases, such sales may be made at prices or in circumstances that Boston Management considers unfavorable.

The Portfolio’s ability to utilize covered short sales, certain equity swaps, forward sales, futures and certain equity collar strategies (combining the purchase of a put option and the sale of a call option) as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within 30 days of the end of the Portfolio’s taxable year in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next 60 days after such hedging transaction is closed. In addition, dividends received on stock for which the Portfolio is obligated to make related payments (pursuant to a short sale or otherwise) with respect to positions in substantially similar or related property are subject to federal income taxation at ordinary rates and do not qualify for favorable tax treatment. Also, holding periods required to receive tax-advantaged treatment of qualified dividends on a stock are suspended whenever the Portfolio has an option (other than a qualified covered call option not in the money when written) or contractual obligation to sell or an open short sale of substantially identical stock, is the grantor of an option (other than a qualified covered call option not in the money when written) to buy substantially identical stock or has diminished risk of loss in such stock by holding positions with respect to substantially similar or related property. There can be no assurance that counterparties will at all times be willing to enter into covered short sales, forward sales of stocks, interest rate hedges, equity swaps and other derivative instrument transactions on terms satisfactory to the Fund or the Portfolio. The Fund’s and the Portfolio’s ability to enter into such transactions may also be limited by covenants under the Fund’s Credit Facility, the federal margin regulations and other laws and regulations. The Portfolio’s use of certain investment techniques may be constrained because the Portfolio is a diversified, open-end management investment company registered under the 1940 Act and because other investors in the Portfolio are regulated investment companies under Subchapter M of the Code. Moreover, the Fund and the Portfolio are subject to restrictions under the federal securities laws on their ability to enter into transactions in respect of securities that are subject to restrictions on transfer pursuant to the Securities Act.

Risks of Real Estate Investments. The success of the Fund’s real estate investments depends in part on many factors related to the real estate market. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, changing transportation and logistics patterns (in the case of industrial distribution properties), the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, fluctuations in interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God (whether or not insured against). There can be no assurance that Belmar Realty’s ownership of real estate investments will be an economic success.

The success of investments in Partnership Preference Units depends upon factors relating to the issuing partnerships that may affect such partnerships’ profitability and their ability to make distributions to holders of Partnership Preference Units. Interests in Real Estate Joint Ventures and Partnership Preference Units are not registered under the federal securities laws and are subject to restrictions on transfer. Due to their illiquidity, they may be difficult to value and the ongoing value of the investments is uncertain. See "Critical Accounting Estimates" in Item 7(e). Investments in Partnership Preference Units are valued primarily by referencing market trading prices for comparable preferred equity securities or other fixed-rate instruments having similar investment characteristics. The valuations of Partnership Preference Units fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. The valuation of Partnership Preference Units will be adversely affected by increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings under the Credit Facility. Fluctuations in the value of Partnership Preference Units that are derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property or tenant-specific concerns, and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Because the Partnership Preference Units are not rated by a nationally-recognized rating agency, they may be subject to more credit risk than securities that are rated investment grade.

The performance of Real Estate Joint Ventures is substantially influenced by the property management capabilities of the Operating Partner and conditions in the specific real estate sub-markets in which the properties owned by the Real Estate Joint Ventures are located. The Operating Partner is subject to substantial conflicts of interest in structuring, operating and winding up the Real Estate Joint Ventures. The Operating Partner has an economic incentive to maximize the prices at which it sells properties to the Real Estate Joint Venture and has a similar incentive to minimize the prices at which it may acquire properties from the Real Estate Joint Venture. The Operating Partner may devote greater attention or more resources to managing its wholly-owned properties than properties held by the Real Estate Joint Ventures. Future investment opportunities identified by the Operating Partner will more likely be pursued independently, rather than through, the Real Estate Joint Ventures. Financial difficulties encountered by the Operating Partner in its other businesses may interfere with the operations of the Real Estate Joint Ventures.

Belmar Realty’s investment in Real Estate Joint Ventures may be significantly concentrated in terms of geographic regions, property types and operators, increasing the Fund’s exposure to regional, property type and operator-specific risks. Given a lack of stand-alone operating history and relatively high financial leverage, the Real Estate Joint Ventures is not equivalent in quality to real estate companies whose preferred equity or senior debt securities are rated investment grade. Distributable cash flows from a Real Estate Joint Ventures may not be sufficient for Belmar Realty to receive its fixed annual preferred return, or any returns in excess thereof.

The debt of Brazos is fixed-rate, secured by the underlying properties and without recourse to Belmar Realty, the Fund and Shareholders. In connection with Real Estate Ventures that may be acquired in the future, Belmar Realty and the Fund may be directly or indirectly responsible for certain liabilities constituting exceptions to the generally non-recourse nature of the mortgage indebtedness, including liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants, and liabilities arising from environmental conditions involving or affecting Real Estate Joint Venture properties. To the extent practicable, the Fund and Belmar Realty will seek indemnification from Operating Partners for certain of such potential liabilities. The availability of financing and other financial conditions can have a material impact on property values and therefore on the value of Real Estate Joint Venture assets. Mortgage debt of the Real Estate Joint Ventures normally cannot be refinanced prior to maturity without substantial penalties.

The ongoing value of Belmar Realty’s investments in Brazos is substantially uncertain. The real property held through Brazos is stated at the estimated fair value as described in Item 7(e). The policies for valuing real estate investments involve significant judgments that are based upon a number of factors, which may include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. Given that such valuations include many assumptions, values may differ from amounts ultimately realized.

Belmar Realty’s investments in Net Leased Property are subject to general real estate market risks similar to Real Estate Joint Ventures. Investments in Net Leased Property are also subject to risks specific to this type of investment, including a concentration of risk exposure to specific real estate submarkets and individual properties and tenants. Principal among the risks of investing in the Net Leased Property is the risk that a major tenant fails to satisfy its lease obligations due to financial distress or other reasons. A tenant’s failure to meet its lease obligations would expose Belmar Realty to substantial loss of income without a commensurate reduction in debt service costs and other expenses, and would transfer to Belmar Realty all the costs, expenses and liabilities of property ownership and management borne by the tenant under the terms of the lease. Re-leasing a property could involve considerable time and expense. Re-leasing opportunities may be limited by the nature and location of the property, which may not be well suited to the needs of other possible tenants. Even if a property is re-leased, the property may not generate sufficient rental income to cover debt service and other expenses.

Net Leased Property is generally illiquid, and the ongoing value of Belmar Realty’s investments in Net Leased Property is substantially uncertain. Net Leased Property held is generally stated at estimated fair value based on annual appraisals. See "Critical Accounting Estimates" in Item 7(e). Because the value of Bel Stamford reflects in part the creditworthiness of its principal tenant, any change in the financial status of the tenant could effect the appraised value of the property and the value realized upon the disposition of such property. Tenants may hold rights to renew or extend expiring leases, and exercise of such rights would extend Belmar Realty’s risk exposure to a particular tenant beyond the initial lease term. A tenant may also hold options to purchase Net Leased Property, including options to purchase at below market levels. The value received upon the disposition of Net Leased Property will depend on real estate market conditions, lease and mortgage terms, tenant credit quality, tenant purchase options, lender approvals and other factors affecting valuation as may then apply. Because a sale of Net Leased Property is not expected to occur for many years, market conditions and other valuation factors at the time of sale cannot be predicted. Since the valuations of Net Leased Property assume an orderly disposition of assets, amounts realized in a distressed sale may differ substantially from stated values.

The mortgage debt associated with Net Leased Property is generally without recourse to Belmar Realty and the Fund, except certain liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants. Mortgage debt associated with Net Leased Property generally cannot be refinanced prior to maturity without substantial penalties. The terms of the outstanding lease and mortgage debt obligations and restrictions on refinancing such debt may limit Belmar Realty’s ability to dispose of Net Leased Property.

Because the mortgage debt obligation of Bel Stamford is generally without recourse to Belmar Realty, the Fund and Shareholders, the potential loss from Belmar Realty’s investments in Bel Stamford is normally limited to the amount of its equity investment. The Fund and Belmar Realty may, however, be directly or indirectly responsible for certain liabilities constituting exceptions to the generally non-recourse nature of the mortgage indebtedness, including liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants, and liabilities arising from environmental conditions involving or affecting Bel Stamford, increasing the potential for loss under extraordinary circumstances.

Because all or substantially all of the rental payments on Net Leased Property generally is dedicated to servicing the associated mortgage debt, during the initial lease term Belmar Realty will not generate significant cash flow from the investments to offset Belmar Realty’s operating expenses and the cost of Fund borrowings used to finance Belmar Realty’s equity therein. Such costs and expenses must be provided from other sources of cash flow for Belmar Realty and the Fund, which may include additional Fund borrowings under the Credit Facility. Realized returns on investments in Net Leased Property generally are deferred until the properties are sold or re-leased following the initial lease term.

Changes in the value of real estate investments and other factors will cause the performance of the Fund to deviate from the performance of the Portfolio. Over time, the performance of the Fund can be expected to be more volatile than the performance of the Portfolio.

Risks of Interest Rate Swap Agreements. Interest rate swap agreements are subject to changes in valuation caused principally by movements in interest rates. Interest rate swap agreements are private contracts in which there is a risk of loss in the event of a default on an obligation to pay by the counterparty. Interest rate swap agreements may be difficult to value and may be illiquid. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements applying to those Partnership Preference Units for which they were purchased, or other interest rate hedges that may be entered into by the Fund with respect to its borrowings.

Risks of Leverage. Although intended to add to returns, the borrowing of funds to purchase real estate investments exposes the Fund to the risk that the returns achieved on the real estate investments will be lower than the cost of borrowing to purchase such assets and that the leveraging of the Fund to buy such assets will therefore diminish the returns achieved by the Fund as a whole. In addition, there is a risk that the availability of financing will be interrupted at some future time, requiring the Fund to sell assets to repay outstanding borrowings or a portion thereof. It may be necessary to make such sales at unfavorable prices. The Fund’s obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Brazos, and Bel Stamford. In the event of default, the lender could elect to sell assets of the Fund without regard to consequences of such action for Shareholders. The rights of the lender to receive payments of interest on and repayments of principal of borrowings under the Credit Facility are senior to the rights of the Shareholders.

Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is an event of default outstanding under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions. In addition, the rights of lenders under the mortgages used to finance Real Estate Joint Venture properties are senior to Belmar Realty’s right to receive these distributions from the Real Estate Joint Ventures.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required by Item 8 are contained on pages 39 to 78 of this Annual Report on Form 10-K. The following is a summary of unaudited quarterly results of operations of the Fund for the years ended December 31, 2005 and 2004.

		2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Investment income	$ 17,100,772	$17,818,390	$16,781,782	$ 17,984,303
Minority interest in net income of controlled subsidiaries	$(236,262)	$(233,619)	$(289,744)	$(436,514)
Net investment income	$3,540,718	$4,264,096	$ 3,118,039	$ 2,911,195
Net increase (decrease) in net assets from operations	$(34,347,079)	$2,973,510	$74,928,385	$ 60,996,422

Per share data:(1)
Investment income	$0.82	$0.87	$0.83	$0.90
Net investment income	$0.17	$0.21	$0.15	$0.15
Net increase (decrease) in net assets from operations	$(1.65)	$0.14	$3.69	$3.07

		2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(2)

Investment income	$ 22,676,223	$21,556,022	$ 25,613,813	$ 22,830,443
Minority interest in net income of controlled subsidiaries	$(48,115)	$46,387	$(854,163)	$(391,641)
Net investment income	$ 7,053,996	$ 6,439,572	$5,704,716	$6,026,210
Net increase (decrease) in net assets from operations	$ 34,515,612	$ 34,699,315	$(52,781,248)	$118,535,107

Per share data:(1)
Investment income	$1.02	$0.99	$1.20	$1.09
Net investment income	$0.32	$0.30	$0.27	$0.29
Net increase (decrease) in net assets from operations	$1.56	$1.59	$(2.47)	$5.65

(1)	Based on average Shares outstanding.

(2)	Certain amounts have been reclassified to conform with current year presentation. Amounts disclosed for minority interest in net income of controlled subsidiaries and net investment income for the year ended December 31, 2004 in the fourth quarter reflect a correction of a typographical error filed in the prior year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. The Fund’s Chief Executive Officer and Chief Financial Officer have established and maintain internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act. Fund management’s report on internal control over financial reporting, including its assessment of the Fund’s internal control over financial reporting, appears on page 61 of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

(a) Management.

Pursuant to the Fund’s LLC Agreement, the Fund’s manager, Eaton Vance, has the authority to conduct the Fund’s business. Eaton Vance appointed Thomas E. Faust Jr. and Michelle A. Green to serve indefinitely as the Fund’s Chief Executive Officer and Chief Financial Officer, respectively, on October 16, 2002. Information about Mr. Faust appears below. Ms. Green, 36, is a Vice President of Eaton Vance and Boston Management. She also serves as Chief Financial Officer of Belair Capital Fund LLC, Belcrest Capital Fund LLC, Belport Capital Fund LLC and Belrose Capital Fund LLC and as an officer of various other investment companies managed by Eaton Vance or Boston Management. Ms. Green has been an employee of Eaton Vance since 1997. As members of the Eaton Vance organization, Mr. Faust and Ms. Green receive no compensation from the Fund for serving as Fund officers. There are no other officers of the Fund. The Fund does not have a board of directors or similar governing body.

The Board of Directors of Eaton Vance, Inc., the sole trustee of Eaton Vance, oversees the accounting and financial reporting processes of the Fund and audits of the Fund’s financial statements. The directors of Eaton Vance, Inc. are James B. Hawkes and William M. Steul. The Fund’s audit committee financial expert (as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act) is Mr. Steul. Messrs. Hawkes and Steul are senior officers of Eaton Vance and, as such, are not independent of Fund management. Information about Mr. Hawkes and Mr. Steul appears below.

Boston Management is investment adviser to the Fund and the Portfolio and manager of Belmar Realty. The portfolio manager of the Fund and the Portfolio is Duncan W. Richardson, Executive Vice President and Chief Equity Investment Officer of Eaton Vance and Boston Management. Mr. Richardson has been employed by the Eaton Vance organization since 1987 and has served as portfolio manager of the Fund since its inception and of the Portfolio and its predecessor since 1990. A majority of Mr. Richardson’s time is spent managing the Portfolio and related entities. Boston Management has an experienced team of analysts that provides Mr. Richardson with research and recommendations on investments.

The directors of Belmar Realty are Mr. Faust and Alan R. Dynner, each of whom is described below. William R. Cross is the President and portfolio manager of Belmar Realty and the head of Boston Management’s real estate investment group which has primary responsibility for providing research and analysis relating to the Fund’s real estate investments held through Belmar Realty. Mr. Cross is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 1996. A majority of Mr. Cross’s time is spent managing the real estate investments of Belmar Realty and the real estate affiliates of other investment funds advised by Boston Management. Mr. Cross, Mr. Carlson and Mr. Dynner serve as trustees of Brazos owned by Belmar Realty. Mr. Cross is also Chairman and President of the Real Estate Joint Venture. Mr. Calson is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 2001. Prior to joining Eaton Vance, Mr. Carlson was President of ILM Holding, Inc., a real estate holding company. Information about Mr. Dynner appears below.

As disclosed under “The Eaton Vance Organization” in Item 1, Eaton Vance and Boston Management are wholly-owned subsidiaries of Eaton Vance Corp. The non-voting common stock of Eaton Vance Corp. is listed and traded on the NYSE. All shares of the voting common stock of Eaton Vance Corp. are held in a voting trust, the voting trustees of which are senior officers of the Eaton Vance organization. Eaton Vance, Inc., a wholly-owned subsidiary of Eaton Vance Corp., is the sole trustee of Eaton Vance and of Boston Management, each of which is a Massachusetts business trust. The names of the executive officers and the directors of Eaton Vance, Inc. and their ages and principal occupations (in addition to their responsibilities described above) are set forth below.

James B. Hawkes (64) is Chairman, Chief Executive Officer and a Director of Eaton Vance Corp. and Chief Executive Officer of Eaton Vance, Boston Management and Eaton Vance, Inc., and a Director of Eaton Vance, Inc. He is Vice President and Director of EV Distributors. He is also a Trustee and an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1970.

Thomas E. Faust Jr. (47) is President and Chief Investment Officer of Eaton Vance and Boston Management, President of Eaton Vance, Inc., and a Director, President and Chief Investment Officer of Eaton Vance Corp. He is also Chief Executive Officer of Belair Capital Fund LLC, Belcrest Capital Fund LLC, Belport Capital Fund LLC and Belrose Capital Fund LLC and is an officer of various other investment companies managed by Eaton Vance or Boston Management. Mr. Faust has been employed by Eaton Vance since 1985.

Alan R. Dynner (65) is Vice President, Chief Legal Officer and Secretary of Eaton Vance, Boston Management, Eaton Vance Corp., EV Distributors and Eaton Vance, Inc. He is also an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1996.

William M. Steul (63) is Vice President and Chief Financial Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. and a Director of Eaton Vance, Inc. He is also Vice President of EV Distributors. He has been employed by Eaton Vance since 1994.

(b) Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the 1934 Act requires the Fund’s officers and directors and persons who own more than ten percent of the Fund’s Shares to file forms reporting their affiliation with the Fund and reports of ownership and changes in ownership of the Fund’s Shares with the SEC. Eaton Vance, as manager of the Fund, and the Directors and executive officers of Eaton Vance, Inc., the sole trustee of Eaton Vance, also comply with Section 16(a). These persons and entities are required by SEC regulations to furnish the Fund with copies of all Section 16(a) forms they file. To the best of the Fund’s knowledge, during the year ended December 31, 2005 no Section 16(a) filings were required by such persons or entities.

(c) Code of Ethics.

The Fund has adopted a Code of Ethics that applies to the principal executive officer and principal financial officer (who is also the Fund’s principal accounting officer). A copy of the Code of Ethics is available at no cost by request to the Fund’s Chief Financial Officer, 255 State Street, Boston, MA 02109 or by calling (800) 225-6265. If the Fund makes any substantive amendments to the Code of Ethics or grants any waiver, including an implicit waiver, from a provision of the Code of Ethics as applicable to the principal executive officer or principal financial officer, the Fund will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11. Executive Compensation.

As noted in Item 10, the officers of the Fund receive no compensation from the Fund. The Fund’s manager, Eaton Vance, and its affiliates receive certain fees from the Fund for services provided to the Fund, which are described in Item 13 below.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters. Security Ownership of Certain Beneficial Owners. To the knowledge of the Fund, no person beneficially owns more than 5% of the Shares of the Fund.

Security Ownership of Management. As of February 28, 2006, Eaton Vance, the manager of the Fund, beneficially owned 1,126 Shares of the Fund. The Shares owned by Eaton Vance represent less than 1% of the outstanding Shares of the Fund as of February 28, 2006. None of the other entities or individuals named in response to Item 10 above beneficially owned Shares of the Fund as of such date.

Changes in Control. Not applicable.

Item 13. Certain Relationships and Related Transactions.

The table below sets forth the fees paid or payable by, or allocable to, the Fund and Belmar Realty for the years ended December 31, 2005 and 2004 in connection with services rendered by Eaton Vance and its affiliates. Each fee is described following the table.

	Year ended	Year ended
	December 31, 2005	December 31, 2004

Fund Advisory and Administrative Fees*	$1,589,045	$1,684,719

Belmar Realty Management Fees*	$3,508,467	$4,389,001

Fund’s Allocable Portion of the Portfolio’s Advisory Fees**	$8,484,011	$8,392,976

Fund Servicing Fees	$1,674,343	$1,778,204

Fund’s Allocable Portion of Belvedere Company’s Servicing Fees	$2,947,791	$2,908,588

Fund Distribution Fees*	$1,851,096	$1,874,514

Aggregate Compensation Paid by the Fund to Eaton Vance and
its Affiliates	$6,948,608	$7,948,234

*	Boston Management has agreed to waive the portion of the investment advisory and administrative fee payable by the Fund to the extent that such fee, together with the distribution fee payable by the Fund exceeds 0.60% of the average daily gross assets of the Fund reduced by that portion of the advisory or management fees payable by the Portfolio and Belmar Realty that is attributable to the value of the Fund’s direct and indirect investments therein. The amount shown is net of amounts waived by Boston Management.

**	For the years ended December 31, 2005 and 2004, advisory fees paid or payable by the Portfolio totaled $80,617,092 and $77,609,178, respectively. For the year ended December 31, 2005, Belvedere Company’s allocable portion of that fee was $55,259,100 of which $8,484,011 was allocable to the Fund. For the year ended December 31, 2004, Belvedere Company’s allocable portion of that fee was $50,252,861, of which $8,392,976 was allocable to the Fund.

The Fund’s Investment Advisory and Administrative Fee. Under the terms of the Fund’s investment advisory and administrative agreement, Boston Management is entitled to receive, subject to the fee waiver described in the next sentence, a monthly advisory and administrative fee at the rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of the Fund, reduced by the portion of the monthly advisory or management fees for such months payable by the Portfolio and Belmar Realty that is attributable to the Fund’s direct or indirect investments therein (but no such reduction shall be made to the extent that any such fee or portion thereof has been waived by Boston Management). Boston Management has agreed to waive that portion of the monthly investment advisory and administrative fee payable by the Fund to the extent that such fee, together with the distribution fees payable by the Fund (see "Distribution Fees Paid to EV Distributors" below) and that portion of the monthly advisory or management fees for such month payable by the Portfolio and Belmar Realty that is attributable to the value of the Fund’s direct or indirect investments therein exceeds 1/20 of 1% of the average daily gross assets of the Fund. The term “gross assets of the Fund” means the value of all Fund assets (including the Fund’s interest in Belvedere Company and the Fund’s ratable share of the assets of its controlled subsidiaries), without reduction by any liabilities.

Belmar Realty’s Management Fee. Under the terms of Belmar Realty’s management agreement with Boston Management, Boston Management receives a monthly management fee at the rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belmar Realty. The term “gross assets of Belmar Realty” means the current value of all assets of Belmar Realty, including Belmar Realty’s ratable share of the assets of its controlled subsidiaries, without reduction by any liabilities. For this purpose, the assets and liablilities of Belmar Realty’s controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belmar Realty.

The Portfolio’s Investment Advisory Fee. Under the terms of the Portfolio’s investment advisory agreement with Boston Management, Boston Management receives a monthly advisory fee as follows:

Annual Fee Rate
Average Daily Net Assets for the Month	(for each level)

Up to $500 million	0.6250%
$500 million but less than $1 billion	0.5625%
$1 billion but less than $1.5 billion	0.5000%
$1.5 billion but less than $7 billion	0.4375%
$7 billion but less than $10 billion	0.4250%
$10 billion but less than $15 billion	0.4125%
$15 billion and over	0.4000%

In accordance with the terms of the 1940 Act, the Portfolio’s Board of Trustees considers the continuation of the Portfolio’s investment advisory agreement annually.

Servicing Fees Paid by the Fund. Pursuant to a servicing agreement between the Fund and EV Distributors, the Fund pays a servicing fee to EV Distributors for providing certain services and information to the Shareholders of the Fund. The servicing fee is paid on a quarterly basis at an annual rate of 0.25% of the Fund’s average daily net assets. With respect to Shareholders who subscribed through a subagent, EV Distributors has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of Shares of the Fund to such persons. The Fund’s allocated share of the servicing fee paid by Belvedere Company is credited toward the Fund’s servicing fee payment, thereby reducing the amount of the servicing fee payable by the Fund.

Servicing Fees Paid by Belvedere Company. Pursuant to a servicing agreement between Belvedere Company and EV Distributors, Belvedere Company pays a servicing fee to EV Distributors for providing certain services and information to direct and indirect investors in Belvedere Company. The servicing fee is paid on a quarterly basis, at an annual rate of 0.15% of Belvedere Company’s average daily net assets. With respect to investors in Belvedere Company and Shareholders of the Fund who subscribed through a subagent, EV Distributors has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of shares of Belvedere Company or Shares of the Fund to such persons. The Fund assumes its allocated share of Belvedere Company’s servicing fee. The servicing fee payable in respect of the Fund’s investment in Belvedere Company is credited toward the Fund servicing fee described above.

Distribution Fees Paid to EV Distributors. Under the terms of the Fund’s placement agreement with EV Distributors, EV Distributors receives a monthly distribution fee at an annual rate of 0.10% of the average daily net assets of the Fund as compensation for its services as placement agent. The distribution fee accrued from the Fund’s initial closing and will continue for a period of ten years (subject to the annual approval of Eaton Vance, Inc.).

Certain Real Estate Investment Transactions. During the year ended December 31, 2005, Belmar Realty did not enter into any real estate investment transactions with real estate affiliates of other investment funds managed by Eaton Vance and advised by Boston Management or any entities owned by such real estate affiliate.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the audit of the Fund’s annual financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by Deloitte & Touche LLP during those periods, including fees charged by Deloitte & Touche LLP to the Fund’s consolidated subsidiaries.

	Year ended December 31,

	2005	2004 (2)

Audit fees	$246,028	$239,148
Tax fees (1)	269,783	328,703

Total	$515,811	$567,851

(1)	Tax fees consist of the aggregate fees billed for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice and tax planning.

(2)	Certain amounts have been reclassified to conform with current year presentation. Amounts disclosed as audit-related fees in 2004 have been reclassified as audit fees.

The Fund’s Audit Committee reviews all audit, audit-related, tax and other fees of Deloitte & Touche LLP at least annually. The Audit Committee pre-approved all audit and tax services for the years ended December 31, 2005 and 2004 in accordance with the Fund’s pre-approval policies. The Audit Committee has concluded that the provision of the tax services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Please see the Fund’s consolidated financial statements on pages 39 to 61 of this Annual Report on Form 10-K. Please see the Portfolio’s financial statements on pages 62 to 78 of this Annual Report on Form 10- K.

(b)	Reports on Form 8-K: None.

(c)	A list of the exhibits filed as a part of this Form 10-K is included in the Exhibit Index appearing on page 80 hereof.

Appendix A

T h e   F u n d ’s   I n v e s tm e n t   S tru c tu r e   a s   o f   D e c e m b e r   3 1 ,   2 0 0 5

(A ) Eaton Vance is the manager of the Fund; Boston Management is the Fund's investment adviser.
(B ) Boston Management is the manager of Belvedere Company.
(C ) Boston Management is the Portfolio's investment adviser.
(D ) Boston Management is the manager of Belmar Realty. Belmar Realty also holds direct investments in Partnership Preference Units.
(E ) Belmar Realty owns a majority interest in this Real Estate Joint Venture.
(F ) Bel Stamford is a wholly-owned subsidiary of Belmar Realty.
(G ) Belmar Realty owns a minority interest in Belvorn Holdings LLC, which owns Partnership Preference Units issued by Vornado Realty, L.P.

Belmar Capital Fund LLC CONSOLIDATED PORTFOLIOS OF INVESTMENTS As of December 31, 2005

Investment in Belvedere Capital Fund
Company LLC — 75.1%
Security	Shares	Value

Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	11,258,185	$1,982,377,145

Total Investment in Belvedere Company
(identified cost, $2,244,473,217)		$1,982,377,145

Partnership Preference Units — 2.1%
Security	Units	Value

Belvorn Holdings LLC†(1)(2)	200,010	$20,481,508
MHC Operating Limited Partnership, L.P.
(Illinois Limited Partnership affiliate of Equity
Lifestyle Properties, Inc.), 8.0625% Series D
Cumulative Redeemable Perpetual Preference Units,
Callable from 3/24/10†(2)	800,000	20,224,000
PSA Institutional Partners, L.P. (California Limited
Partnership affiliate of Public Storage, Inc.),
6.4% Series NN Cumulative Redeemable
Perpetual Preferred Units, Callable from 3/17/10†(2)	555,000	13,569,750

Total Partnership Preference Units
(identified cost, $53,932,562)		$54,275,258

Other Real Estate Investments — 22.7%
Description		Value

Bel Stamford(2)(3)		$290,000,000
Rental property(2)(4)		307,329,520
Investment in management contracts(2)(5)		449,758

Total Other Real Estate Investments
(identified cost, $636,854,211)		$597,779,278

Commercial Paper — 0.0%
	Principal
Security	Amount	Value

General Electric Capital Corporation,
4.20%, 1/3/06	$1,550,000	$1,549,638

Total Commercial Paper
(at amortized cost, $1,549,638)		$1,549,638

Other Short-Term Investments — 0.1%
	Principal
Security	Amount	Value

Investors Bank & Trust Company —
Time Deposit, 4.23%, 1/3/06	$2,000,000	$2,000,000

Total Other Short-Term Investments
(at amortized cost, $2,000,000)		$2,000,000

Total Investments — 100.0%
(identified cost, $2,938,809,628)		$2,637,981,319

See notes to consolidated financial statements

Belmar Capital Fund LLC CONSOLIDATED PORTFOLIOS OF INVESTMENTS CONT’D As of December 31, 2004

Investment in Belvedere Capital Fund
Company LLC — 75.7%
Security	Shares	Value

Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	11,843,299	$2,015,871,844

Total Investment in Belvedere Company
(identified cost, $2,289,690,157)		$2,015,871,844

Partnership Preference Units — 2.4%
Security	Units	Value

MHC Operating Limited Partnership, L.P.
(Illinois Limited Partnership affiliate of Equity
Lifestyle Properties, Inc.), 9% Series D
Cumulative Redeemable Perpetual Preference Units,
Callable from 9/29/04†(2)	800,000	$20,064,000
PSA Institutional Partners, L.P. (California Limited
Partnership affiliate of Public Storage, Inc.),
6.4% Series NN Cumulative Redeemable
Perpetual Preferred Units, Callable from 3/17/10†(2)	555,000	13,275,600
Sun Communities Operating, L.P. (Michigan Limited
Partnership affiliate of Sun Communities, Inc.),
8.875% Series A Cumulative Redeemable Perpetual
Preferred Units, Callable from 9/29/04†(2)	1,200,000	30,348,000

Total Partnership Preference Units
(identified cost, $60,158,761)		$63,687,600

Other Real Estate Investments — 21.8%
Description		Value

Bel Stamford(2)(3)		$278,000,000
Rental property(2)(4)		298,506,000
Investment in management contracts(2)(5)		2,990,359

Total Other Real Estate Investments
(identified cost, $638,556,732)		$579,496,359

Short - Term Investments — 0.1%

Principal
Security		Amount	Value

Investors Bank & Trust Company —
Time Deposit, 2.25%, 1/3/05		$1,700,000	$1,700,000

Total Short-Term Investments
	(at amortized cost, $1,700,000)		$1,700,000

Total Investments — 100.0%
	(identified cost, $2,990,105,650)		$2,660,755,803

The following footnotes are for the years ended December 31,
2005 and December 31, 2004:
†	Security exempt from registration under the Securities Act of
1933. At December 31, 2005 and 2004, the value of these
securities totaled $54,275,258 and $63,687,600 or 2.9% and
3.3% of net assets, respectively.
(1)	The sole investment of Belvorn Holdings LLC is as follows:
Vornado Realty, L.P. (Delaware Limited Partnership affiliate of
Vornado Realty Trust), 6.75% Series D-14 Cumulative
Redeemable Preferred Units, callable from 9/9/10. This security is exempt from the Securities Act of 1933. See Note 1B.
(2)	Investment valued at fair value using methods determined in
good faith by or at the direction of the manager of Belmar
Realty Corporation.
(3)	Bel Stamford represents one office building located in
Connecticut.
(4)	At December 31, 2005 and 2004, rental property represents
twenty-three industrial distribution properties. None of the values of the individual properties represent more than 5% of net assets.
(5)	See Note 5 — Investment Transactions.

See notes to consolidated financial statements

Belmar Capital Fund LLC CONSOLIDATED FINANCIAL STATEMENTS Consolidated Statements of Assets and Liabilities

Assets	December 31, 2005	December 31, 2004

Investments, at value (identified cost, $2,938,809,628 and $2,990,105,650, respectively)	$2,637,981,319	$2,660,755,803
Cash	2,506,864	6,789,395
Open interest rate swap agreements, at value	10,303,043	2,701,342
Distributions and interest receivable	804	6,511
Swap interest receivable	3,020	—
Other assets	7,451,383	6,789,882

Total assets	$2,658,246,433	$2,677,042,933

Liabilities

Loan payable — Credit Facility	$304,000,000	$290,000,000
Mortgages payable	450,367,515	455,098,913
Payable for Fund Shares redeemed	3,955,363	—
Payable to affiliate for investment advisory and administrative fees	426,843	—
Payable to affiliate for distribution and servicing fees	584,430	—
Security deposits	612,548	502,487
Accrued expenses:
Swap interest expense	—	144,508
Interest expense	1,986,278	1,903,452
Property taxes	597,284	30,839
Other expenses and liabilities	3,862,376	2,879,715
Minority interests in controlled subsidiaries	15,484,677	15,995,521

Total liabilities	$781,877,314	$766,555,435

Net Assets	$1,876,369,119	$1,910,487,498

Shareholders’ Capital	$1,876,369,119	$1,910,487,498

Fund Shares Outstanding	19,614,094	20,880,411

Net Asset Value and Redemption Price Per Share (Note 4)	$95.66	$91.50

See notes to consolidated financial statements

Belmar Capital Fund LLC CONSOLIDATED FINANCIAL STATEMENTS CONT’D Consolidated Statements of Operations

		For the Year Ended

Investment Income	December 31, 2005	December 31, 2004	December 31, 2003

Dividends allocated from Belvedere Company
(net of foreign taxes, $500,815, $410,963 and $301,745, respectively)	$33,101,264	$31,399,615	$25,889,334
Interest allocated from Belvedere Company	161,340	136,313	410,423
Expenses allocated from Belvedere Company	(11,797,045)	(11,656,198)	(10,585,603)

Net investment income allocated from Belvedere Company	$21,465,559	$19,879,730	$15,714,154
Rental income	45,040,273	57,195,941	33,969,790
Distributions from Partnership Preference Units	2,543,208	14,708,477	44,949,869
Interest	636,207	633,453	272,669
Other income	—	258,900	—

Total investment income	$69,685,247	$92,676,501	$94,906,482

Expenses

Investment advisory and administrative fees	$6,948,608	$7,948,234	$7,049,704
Property management and administrative fees	1,576,591	1,679,045	1,342,305
Distribution and servicing fees	3,525,439	3,652,718	3,370,528
Interest expense on mortgages	26,168,107	28,190,253	14,303,813
Interest expense on Credit Facility	10,822,031	8,260,789	8,670,248
Property and maintenance expenses	2,393,274	10,854,510	11,853,270
Property taxes and insurance	3,864,544	5,475,612	4,696,646
Miscellaneous	1,207,562	2,017,828	1,171,780

Total expenses	$56,506,156	$68,078,989	$52,458,294

Deduct —
Reduction of investment advisory and administrative fees	$1,851,096	$1,874,514	$1,711,661

Net expenses	$54,655,060	$66,204,475	$50,746,633

Net investment income before minority interests in net income of controlled subsidiaries	$15,030,187	$26,472,026	$44,159,849
Minority interests in net income of controlled subsidiaries	(1,196,139)	(1,247,532)	(435,830)

Net investment income	$13,834,048	$25,224,494	$43,724,019

Realized and Unrealized Gain (Loss)

Net realized gain (loss) —
Investment transactions, securities sold short and foreign currency transactions allocated from
Belvedere Company (identified cost basis)	451,940,972	445,278,877	422,323,706
Investment transactions in Partnership Preference Units (identified cost basis)	4,349,676	45,834,076	39,965,989
Investment transactions in other real estate (net of minority interest in realized gain (loss) of
controlled subsidiaries of $307,905, $(27,592,937) and $0, respectively)	1,616,502	(19,408,521)	—
Interest rate swap agreements(1)	(4,038,769)	(14,032,550)	(56,378,606)

Net realized gain	453,868,381	457,671,882	45,911,089

Change in unrealized appreciation (depreciation) —
Investments, securities sold short and foreign currency allocated from Belvedere Company (identified cost basis)	$411,722,241	$112,083,513	$343,808,846
Investments in Partnership Preference Units (identified cost basis)	(3,186,143)	(44,857,377)	(12,322,752)
Investments in other real estate (net of minority interest in unrealized appreciation (depreciation)
of controlled subsidiaries of $(725,571), $1,505,726 and $(1,889,589), respectively)	20,711,010	(15,764,223)	(18,480,109)
Interest rate swap agreements	7,601,701	610,497	49,148,157

Net change in unrealized appreciation (depreciation)	$36,848,809	$52,072,410	$362,154,142

Net realized and unrealized gain	$90,717,190	$109,744,292	$368,065,231

Net increase in net assets from operations	$104,551,238	$134,968,786	$411,789,250

(1) Amounts include net interest expense incurred in connection with interest rate swap agreements of $4,038,769, $11,595,294 and
$29,626,765, respectively (Note 2).

See notes to consolidated financial statements

Belmar Capital Fund LLC CONSOLIDATED FINANCIAL STATEMENTS CONT’D Consolidated Statements of Changes in Net Assets

		Year Ended

Increase (Decrease) in Net Assets	December 31, 2005	December 31, 2004	December 31, 2003

From operations —
Net investment income	$13,834,048	$25,224,494	$43,724,019
Net realized gain from investment transactions, securities sold short,
foreign currency transactions and interest rate swap agreements	53,868,381	57,671,882	5,911,089
Net change in unrealized appreciation (depreciation) of investments,
securities sold short, foreign currency and interest rate swap agreements	36,848,809	52,072,410	362,154,142

Net increase in net assets from operations	$104,551,238	$134,968,786	$411,789,250

Transactions in Fund Shares —
Net asset value of Fund Shares issued to Shareholders in payment of
distributions declared	$9,834,087	$10,101,552	$18,603,373
Net asset value of Fund Shares redeemed	(125,134,403)	(129,608,009)	(90,690,145)

Net decrease in net assets from Fund Share transactions	$(115,300,316)	$(119,506,457)	$(72,086,772)

Distributions —
Distributions to Shareholders	$(23,369,301)	$(25,586,688)	$(39,320,426)

Total distributions	$(23,369,301)	$(25,586,688)	$(39,320,426)

Net increase (decrease) in net assets	$(34,118,379)	$(10,124,359)	$300,382,052

Net Assets

At beginning of year	$1,910,487,498	$1,920,611,857	$1,620,229,805

At end of year	$1,876,369,119	$1,910,487,498	$1,920,611,857

See notes to consolidated financial statements

Belmar Capital Fund LLC CONSOLIDATED FINANCIAL STATEMENTS CONT’D Consolidated Statements of Cash Flows

		Year Ended

Increase (Decrease) in Cash	December 31, 2005	December 31, 2004	December 31, 2003

Cash Flows From (For) Operating Activities —
Net increase in net assets from operations	$104,551,238	$134,968,786	$411,789,250
Adjustments to reconcile net increase in net assets from operations to net cash flows from operating activities —
Net investment income allocated from Belvedere Company	(21,465,559)	(19,879,730)	(15,714,154)
(Increase) decrease in escrow deposits	—	(504,789)	766,420
Decrease in receivable for securities sold	—	—	29,285,540
Increase in interest receivable for open swap agreements	(3,020)	—	—
(Increase) decrease in other assets	1,051,796	(1,003,263)	(52,977)
Decrease in distributions and interest receivable	5,707	1,953,807	496,052
Decrease in interest payable for open swap agreements	(144,508)	(97,775)	(1,454,186)
Increase in payable to affiliate for investment advisory and administrative fees	426,843	—	—
Increase in payable to affiliate for distribution and servicing fees	584,430	—	—
Increase (decrease) in security deposits, accrued interest and accrued other expenses and liabilities	1,175,548	4,324,537	(1,110,446)
Increase (decrease) in accrued property taxes	566,445	(614,721)	138,152
Purchases of Partnership Preference Units	(20,001,000)	(108,352,710)	(75,672,618)
Proceeds from sales of Partnership Preference Units	30,576,875	470,422,252	228,888,304
Payments for investments in other real estate	—	(479,708,008)	—
Proceeds from sales of investment in other real estate	4,078,517	182,557,032	—
Cash assumed in connection with acquisition of other real estate	—	15,051	—
Decrease in cash due to sale of other real estate	—	(1,297,376)	—
(Increase) decrease in short-term investments	(1,849,638)	15,273,476	(16,973,476)
Improvements to rental property	(2,164,886)	(1,217,999)	(1,567,752)
Net increase in investment in Belvedere Company	—	—	(25,866,250)
Interest incurred on interest rate swap agreements, net of payments received	(4,038,769)	(11,595,294)	(29,626,765)
Payments for termination of interest rate swap agreements	—	(2,437,256)	(26,751,841)
Minority interests in net income of controlled subsidiaries	1,196,139	1,247,532	435,830
Net realized gain from investment transactions, securities sold short, foreign currency
transactions and interest rate swap agreements	(53,868,381)	(57,671,882)	(5,911,089)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency, securities sold short and interest rate swap agreements	(36,848,809)	(52,072,410)	(362,154,142)

Net cash flows from operating activities	$3,828,968	$74,309,260	$108,943,852

Cash Flows From (For) Financing Activities —
Proceeds from Credit Facility	$33,000,000	$347,000,000	$3,500,000
Repayments of Credit Facility	(19,000,000)	(570,000,000)	(87,000,000)
Issuance of real estate joint venture preferred shares	240,000	—	—
Proceeds from mortgage	—	215,000,000	—
Repayments of mortgage	(4,731,398)	(5,174,535)	(1,304,708)
Payments for Fund Shares redeemed	(2,555,569)	(2,687,952)	(3,265,017)
Decrease in minority interest	—	(210,000)	—
Distributions paid to Shareholders	(13,535,214)	(15,485,136)	(20,717,053)
Distributions paid to minority shareholders	(1,529,318)	(446,326)	—
Return of capital distributed to minority shareholder	—	(43,000,000)	—
Capital contributed to controlled subsidiary	—	878,988	298,926

Net cash flows for financing activities	$(8,111,499)	$(74,124,961)	$(108,487,852)

Net increase (decrease) in cash	$(4,282,531)	$184,299	$456,000

Cash at beginning of year	$6,789,395	$6,605,096	$6,149,096

Cash at end of year	$2,506,864	$6,789,395	$6,605,096

Supplemental Disclosure and Non-cash Investing and Financing Activities

Interest paid on loan — Credit Facility	$10,624,517	$8,234,733	$8,248,335
Interest paid on mortgages	$26,039,457	$26,002,996	$13,933,726
Interest paid on swap agreements, net of interest received	$4,183,277	$11,693,069	$31,080,951
Market value of securities distributed in payment of redemptions	$118,623,471	$128,281,460	$86,063,725
Market value of real property and other assets, net of current liabilities, assumed in conjunction with the acquisitions of other
real estate	$ —	$840,381,023	$ —
Mortgages assumed in conjunction with the acquisitions of other real estate	$ —	$244,129,496	$ —
Market value of minority interests assumed in conjunction with the acquisitions of other real estate	$ —	$116,686,185	$ —
Market value of real property and other assets, net of current liabilities, disposed of in conjunction with the sale of other real estate	$ —	$379,783,597	$ —
Mortgage disposed of in conjunction with the sale of other real estate	$ —	$160,013,240	$ —
Market value of minority interests disposed of in conjunction with the sale of other real estate	$ —	$40,158,768	$ —
Non-cash change in working capital of real estate investments	$1,713,297	$ —	$ —

See notes to consolidated financial statements

Belmar Capital Fund LLC CONSOLIDATED FINANCIAL STATEMENTS CONT’D Financial Highlights

		Year Ended

	December 31, 2005	December 31, 2004	December 31, 2003

Net asset value — Beginning of year	$91.500	$86.280	$69.870

Income (loss) from operations

Net investment income(1)	$0.678	$1.170	$1.905
Net realized and unrealized gain	4.602	5.200	16.205

Total income from operations	$5.280	$6.370	$18.110

Distributions

Distributions to Shareholders	$(1.120)	$(1.150)	$(1.700)

Total distributions	$(1.120)	$(1.150)	$(1.700)

Net asset value — End of year	$95.660	$91.500	$86.280

Total Return(2)	5.89%	7.48%	26.48%

Ratios as percentage of average net assets(3) :

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs(4)	1.29%	1.47%	0.58%
Operating expenses(4)	0.36%	0.94%	0.74%
Belmar Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	0.58%	0.44%	0.51%
Investment advisory and administrative fees, distribution and servicing fees and other
Fund operating expenses(5)(7)	1.15%	1.23%	1.17%

Total expenses	3.38%	4.08%	3.00%
Net investment income	0.75%	1.34%	2.55%

Ratios as percentage of average gross assets(3)(8) :

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs(4)	0.93%	1.01%	0.41%
Operating expenses(4)	0.26%	0.64%	0.52%
Belmar Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	0.42%	0.30%	0.35%
Investment advisory and administrative fees, distribution and servicing fees and other
Fund operating expenses(5)(7)	0.83%	0.86%	0.82%

Total expenses	2.44%	2.81%	2.10%
Net investment income	0.54%	0.93%	1.79%

Supplemental Data

Net assets, end of year (000’s omitted)	$1,876,369	$1,910,487	$1,920,612
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)	0%(9)	3%	15%

(1) Calculated using average shares outstanding.
(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested.
(3)	For the purpose of calculating ratios, the income and expenses of Belmar Realty Corporation’s (Belmar Realty) controlled subsidiaries are
	reduced by the proportionate interest therein of investors other than Belmar Realty.
(4)	Includes Belmar Realty’s proportional share of expenses incurred by its controlled subsidiaries.
(5)	Includes the expenses of Belmar Capital Fund LLC (Belmar Capital) and Belmar Realty. Does not include expenses of Belmar Realty’s controlled subsidiaries.
(6)	Ratios do not include interest incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.
(7)	Includes Belmar Capital’s share of Belvedere Capital Fund Company LLC’s (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.
(8)	Average gross assets is defined as the average daily amount of all assets of Belmar Capital (including Belmar Capital’s interest in Belvedere
	Company and Belmar Capital’s ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any
	liabilities. For this purpose, the assets of Belmar Realty’s controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belmar Realty.
(9) Amounts to less than 1%.

See notes to consolidated financial statements

Belmar Capital Fund LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 Organ[i]zat[i]on

A Investment Objective —

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

Separate from its investment in the Portfolio through Belvedere Company, Belmar Capital invests in real estate assets through a controlled subsidiary, Belmar Realty Corporation (Belmar Realty). Such investments include income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly-traded real estate investment trusts (REITs), interests in leasehold improvements held through Bel Stamford Investors LLC (Bel Stamford) and an interest in real property held through a real estate joint venture that is a controlled subsidiary of Belmar Realty.

B Subsidiaries —

Belmar Realty invests directly and indirectly in Partnership Preference Units and in real property through controlled subsidiaries, Bel Stamford, Brazos Property Trust (Brazos), Bel Alliance Apartments, LLC (Bel Apartments) and Cimmaron Property Trust (Cimmaron) (for the period during which Belmar Realty maintained an interest in Bel Apartments and Cimmaron). Belmar Realty’s investments in Partnership Preference Units are held directly except for its indirect investment in Partnership Preference Units of Vornado Realty, L.P. (a Delaware limited partnership), which is held through its 20% investment in Belvorn Holdings LLC at December 31, 2005. Vornado Realty, L.P. is the sole investment of Belvorn Holdings LLC.

Belmar Realty — Belmar Capital owns 100% of the common stock issued by Belmar Realty and intends to hold all of Belmar Realty’s common stock at all times.

Additionally, 2,100 shares of preferred stock of Belmar Realty are outstanding at December 31, 2005 and 2004. The preferred stock has a par value of $0.01 per share and is redeemable by Belmar Realty at a redemption price of $100 per share. Dividends on the preferred stock are cumulative and payable annually equal to $8 per share. The interest in preferred stock is recorded as minority interest on the Consolidated Statements of Assets and Liabilities.

Bel Stamford — Bel Stamford, a wholly-owned subsidiary of Belmar Realty since January 2004, owns a 100% indirect interest in leasehold improvements of an office building and attached facilities in Stamford, Connecticut. The real property is leased to a single tenant on a triple net lease basis (Net Leased Property) pursuant to a non-cancelable, fixed term operating lease expiring in December 2017, with options to extend for renewal periods extending no later than December 2057. The Net Leased Property is 100% leased at December 31, 2005.

Brazos — Brazos, a controlled subsidiary of Belmar since June 2004, owns twenty-three industrial distribution properties in eight states (Florida, Indiana, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee). The average occupancy rate is approximately 94% at December 31, 2005. Belmar Realty owns 100% of the Class A shares of Brazos, representing 80% of the voting interests in Brazos and a minority shareholder (the Brazos Minority Shareholder) owns 100% of the Class B shares, representing 20% of the voting interests in Brazos. The Class B equity interest is recorded as minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Class A shares have priority in distributions and greater voting rights than Class B shares. From and after August 4, 2014, either Belmar Realty or the Brazos Minority Shareholder may cause a liquidation of Brazos and, if Belmar Realty makes that election, the Brazos Minority Shareholder has the right either to purchase the shares of Brazos owned by Belmar Realty or to acquire the assets of Brazos, in either case at a price determined through an appraisal of the assets of Brazos.

Bel Apartments — Bel Apartments, formerly a controlled subsidiary of Belmar Realty since September 2000, sold all of its 19 multifamily residential properties consisting of 5,403 units (collectively, the Bel Apartment Properties) located in eight states, to an affiliate of the Bel Apartments

Belmar Capital Fund LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

minority shareholder (the Bel Apartments Minority Shareholder) in October 2004. Concurrent with this sale, Belmar Realty acquired the outstanding minority interest in Bel Apartments for a nominal amount. Prior to acquiring the interest of the Bel Apartments Minority Shareholder, Belmar Realty owned 100% of the Class A units of Bel Apartments, representing 60% of the voting interests in Bel Apartments, and the Bel Apartments Minority Shareholder owned 100% of the Class B units, representing 40% of the voting interests in Bel Apartments. In December 2004, Belmar Realty sold its interest in Bel Apartments to the real estate affiliate of another investment fund advised by Boston Management and Research (Boston Management), accordingly, Belmar Realty did not own an interest in Bel Apartments at December 31, 2004 or anytime thereafter.

Cimmaron — Cimmaron, formerly a controlled subsidiary of Belmar Realty was acquired in June 2004. Belmar Realty subsequently sold its interest in Cimmaron in September 2004. Cimmaron owns twenty-four industrial distribution properties (collectively the Cimmaron Properties) located in eight states. Belmar Realty owned 100% of the Class A shares of Cimmaron, representing 80% of the voting interests in Cimmaron and a minority shareholder (the Cimmaron Minority Shareholder) owned 100% of the Class B shares, representing 20% of the voting interests in Cimmaron. Belmar Realty did not own an interest in Cimmaron at December 31, 2004 or anytime thereafter.

2 Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the consolidated financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America (GAAP).

A Principles of Consolidation —

The consolidated financial statements include the accounts of Belmar Capital and its controlled subsidiaries for the periods during which Belmar Capital was invested in such controlled subsidiaries. Belmar Capital and Belmar Realty consolidate all investments in affiliates that are controlled by ownership of a majority voting interest.

The accompanying consolidated financial statements include the accounts of Belmar Capital, Belmar Realty, Bel Stamford, Brazos, Bel Apartments, and Cimmaron (for the period during which Belmar Realty maintained an interest in Bel Apartments and Cimmaron) (collectively, the Fund).

All material intercompany accounts and transactions have been eliminated.

B Basis of Presentation —

Belmar Cpiatal is an investment company and, as such, presents its assets at fair value. Fixed liabilities are generally stated at their principal value.

C Cash —

The Fund considers cash in banks that can be liquidated without prior notice or penalty to be cash. Approximately $3,500,000 and $3,100,000 of cash is restricted for use and is held by Brazos. Such amounts are classified as other assets for the years ended December 31, 2005 and 2004, respectively.

D Investment Costs —

The Fund’s investment assets were principally acquired through contributions of common stock by Shareholders in exchange for Shares of the Fund, through purchases of Partnership Preference Units and other real estate investments, and through contributions of real estate investments by each respective Minority Shareholder in exchange for cash and a minority interest in controlled subsidiaries. Upon receipt of common stock from Shareholders, Belmar Capital immediately exchanged the contributed securities into Belvedere Company for shares thereof, and Belvedere Company, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The initial financial reporting cost basis of the Fund’s investments in contributed securities is the value of the contributed securities as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund’s investment in the Portfolio through Belvedere Company is the same as the contributing Shareholders’ basis in securities contributed to the Fund. The initial tax and financial reporting cost basis of the Fund’s investments in Partnership Preference Units and other real estate investments purchased by the Fund is the purchase cost. The initial financial reporting cost basis of the Fund’s investments in real estate contributed to the Fund is the estimated fair value on contribution date. The initial tax basis of real estate investments contributed to the Fund is the contributor’s ta x basis at the time of contribution or the fair value at the time of contribution, depending on the taxability of the contribution.

E Investment and Other Valuations —

The Fund's investments may consist of shares of Belvedere Company, Partnership Preference Units, real property investments, investments in management contracts and short-term debt securities. Belvedere Company’s only investment is an interest in the Portfolio, the value of which is derived from

Belmar Capital Fund LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

a proportional interest therein. Valuation of securities by the Portfolio is discussed in Note 1A of the Portfolio’s Notes to Financial Statements, which are included elsewhere in this report. Additionally, Belmar Capital has entered into interest rate swap agreements (Note 7). The valuation policies followed by the Fund are as follows:

Market prices for the Fund’s real estate investments (including Partnership Preference Units, investments in management contracts, joint ventures and Net Leased Properties) are not readily available and therefore such statements are stated in the Fund’s consolidated financial statements at estimated fair value. The estimated fair value of an investment represents the amount at which Boston Management, as manager of Belmar Realty, believes the investment could be sold in a current transaction between willing parties in an orderly disposition, that is, other than in a forced or liquidation sale. In valuing these investments, Boston Management considers relevant factors, data and information. With respect to investments in Partnership Preference Units, Boston Management considers information from dealers and similar firms with knowledge of such issues and/or the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. With respect to investments in management contracts, Boston Management determines the estimated fair value based upon discounting expected cash flows over the terms of the contracts. Real estate investments, other than Partnership Preference Units, are primarily valued based upon independent valuations (i.e. appraisals) that represent the amount at which Boston Management believes the investments could be sold in a current transaction between willing parties and assume an orderly disposition, that is, other than in a forced or liquidation sale. Detailed real property valuations are performed at least annually and reviewed periodically. When a property has not been appraised (such as when a property has been recently acquired), Boston Management determines the estimated fair value of the property based on the transaction value of the property, which equals the total acquisition cost of the property, exclusive of certain legal and transaction costs, provided such amount is deemed indicative of fair value. Once an appraisal of a property has been conducted, Boston Management bases the estimated fair value of the property principally on the estimated value as determined by the appraiser. Appraisals of newly acquired properties are generally conducted in the year following the acquisition. Interim valuations of properties may be adjusted to reflect significant changes in economic circumstances or recent evaluations of similar properties, and the results of operations and distributions.

The fair value of Belmar Realty’s equity interest in each real estate joint venture is estimated using a financial model that considers (i) the terms of the joint venture agreements relating to the allocation of distributable cash flow, (ii) the expected duration of the joint venture, and (iii) the projected property values and cash flows from the properties based on estimates used in the independent valuations. If detailed independent real property valuations have not been performed on every property within a joint venture (such as when a joint venture recently acquired the properties) Boston Management allocates equity interest in the real estate joint venture based on the contractual ownership interest of Belmar Realty and the respective Minority Shareholder. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances or recent evaluations of similar properties.

The valuation of real estate investments includes many assumptions, including, but not limited to, a current transaction between willing parties and an orderly disposition of assets. If the assumptions used to value a real estate investment change, it may materially impact the estimated fair value of that investment.

If a rental property securing a mortgage note payable has an estimated fair value that is less than the outstanding principal balance, the mortgage note payable may be adjusted to the estimated fair value of the property securing the mortgage note. No such adjustment has been made to mortgage notes payable at December 31, 2005 and 2004.

Interest rate swap agreements are valued by Boston Management, as investment adviser of Belmar Capital, based upon dealer and counterparty quotes and pricing models which take into consideration the market trading prices of interest rate swap agreements that have similar terms to the interest rate swap agreements Belmar Capital has entered.

Changes in the fair value of the Fund’s investments are recorded as unrealized appreciation or depreciation in the Consolidated Statements of Operations.

F Interest Rate Swaps —

Belmar Capital has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, Belmar Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments from the counterparty at a predetermined spread to one-month LIBOR. Net interest paid and accrued or received and earned is recorded as

Belmar Capital Fund LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

realized gains or losses and changes in the underlying values of the swaps are recorded as unrealized appreciation (depreciation), each in the Consolidated Statements of Operations. Belmar Capital is exposed to credit loss in the event of non-performance by the swap counterparty. Risks may arise from the unanticipated movements in interest rates.

G Rental Operations —

The apartment units held by Bel Apartments (for the period during which Belmar Realty maintained an interest in the properties of Bel Apartments) were leased to residents generally for a term averaging approximately one year, with monthly payments due in advance.

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

At December 31, 2005, the minimum lease payments from leases with lease periods greater than one year are as follows:

Year Ending December 31,	Amount

2006	$33,963,175
2007	34,688,111
2008	30,581,756
2009	28,446,456
2010	26,465,588
Thereafter	125,546,581

$ 279,691,667

Certain of the costs incurred in connection with acquisitions of properties have been capitalized. Significant betterments and improvements are capitalized as part of real property.

H Income —

Dividend income and distributions from Partnership Preference Units are recorded on the ex-dividend date and interest income is recorded on the accrual basis. Rental income is recorded on the accrual basis based upon the terms of the lease agreements.

Belvedere Company’s net investment income or loss consists of Belvedere Company’s pro rata share of the net investment income or loss of the Portfolio, less all actual or accrued expenses of Belvedere Company, determined in accordance with GAAP. The Fund’s net investment income or loss consists of the Fund’s pro rata share of the net investment income or loss of Belvedere Company, plus all income earned on the Fund’s direct and indirect investments (including Partnership Preference Units and real property), less all actual and accrued expenses of the Fund determined in accordance with GAAP.

I Deferred Costs —

Mortgage origination expenses incurred in connection with the financing of real estate joint ventures are capitalized and amortized over the terms of the respective loans. Deferred loan costs are included in other assets and amortization expense is included in mortgage interest expense in the accompanying consolidated financial statements.

J Income Taxes —

Belmar Capital, Belvedere Company and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belmar Capital, Belvedere Company and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The policy of Belmar Realty, Brazos, Bel Apartments and Cimmaron (for the period during which Belmar Realty maintained an interest in Bel Apartments and Cimmaron) is to comply with the Internal Revenue Code of 1986, as amended, applicable to REITs. Belmar Realty, Brazos, Bel Apartments and Cimmaron will generally not be subject to federal income tax to the extent that they distribute their earnings to their stockholders each year and maintain their qualification as a REIT. Bel Stamford is a single member liability company treated as a pass-through entity for federal tax purposes.

Net investment income and capital gains determined in accordance with income tax regulations may differ from such amounts determined in accordance with GAAP. Such differences could be significant and are primarily due to differences in the cost basis of securities and other contributed investments, depreciation of real estate assets, periodic payments made in connection with interest rate swap agreements and the character of distributions received from REITs and Partnership Preference Units.

K Other —

Investment transactions are accounted for on a trade-date basis.

Belmar Capital Fund LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

L Use of Estimates —

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

M Indemnifications —

Under Belmar Capital's Limited Liability Company Agreement, Belmar Capital’s officers, its manager, investment adviser, and any affiliate, associate, officer, employee or trustee thereof, and any manager, director, officer or employee of Belmar Realty or any other controlled subsidiary may be indemnified against certain liabilities and expenses arising out of their duties to the Fund. Shareholders also may be indemnified against personal liability for the liabilities of Belmar Capital.

Additionally, in the normal course of business, the Fund enters into agreements with service providers, lenders and counterparties that may contain indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

3 Distributions to Shareholders

Belmar Capital intends to distribute at the end of each year, or shortly thereafter, all of its net investment income for the year, if any, and approximately 18% of its net realized capital gains for such year (reduced during the year ended December 31, 2003 from 22% to reflect the reduction in federal long-term capital gains tax rates), if any, other than precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event with respect to a security contributed by that Shareholder or such Shareholder’s predecessor in interest. In addition, whenever a distribution in respect of a precontribution gain is made, Belmar Capital intends to make a supplemental distribution to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and supplemental distributions. Capital gain distributions that are made with respect to realized precontribution gains and the associated supplemental distributions (collectively, Special Distributions) are made solely to the Shareholders to whom such realized precontribution gain is allocated. There were no Special Distributions paid or accrued during the years ended December 31, 2005, 2004 and 2003.

The Fund’s distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income or loss and net realized gain or loss as set forth in the Fund’s financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under GAAP.

In addition, Belmar Realty and Brazos intend to distribute substantially all of their taxable income earned by the respective entities during the year.

Distributions made to Shareholders electing the Fund’s Estate Freeze feature (Note 4) will be paid, first, to holders of Preferred Shares to the extent of the unpaid cumulative annual priority return of the Preferred Shares and, second, to the holders of the associated Common Shares.

Distributions made in respect of any realized precontribution gains and associated supplemental distributions will be apportioned between Preferred Shares and Common Shares consistent with the allocation to the Preferred Shares and Common Shares of such realized precontribution gains. It is expected that substantially all Belmar Capital distributions in respect of Estate Freeze Shares will be paid to holders of Preferred Shares rather than holders of Common Shares. Distributions on Estate Freeze Shares may be reinvested in Belmar Capital to purchase undivided Fund Shares at the Fund’s net asset value per share on the date of reinvestment.

4 Shareholder Transactions

Belmar Capital may issue an unlimited number of full and fractional Fund Shares. Transactions in Fund Shares were as follows:

		Year Ended

	December 31, 2005	December 31, 2004	December 31, 2003

Issued to Shareholders electing to
receive payment of distributions
in Fund Shares	112,299	118,507	253,148
Redemptions	(1,378,616)	(1,499,430)	(1,182,492)

Net decrease	(1,266,317)	(1,380,923)	(929,344)

Redemptions of Fund Shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of Fund Shares redeemed. The redemption fee is paid to Eaton Vance Distributors, Inc. (EV Distributors) by Belmar Capital on behalf of the redeeming Shareholder. No charge is levied on redemptions of Fund Shares acquired through the reinvestment of distributions, Fund Shares redeemed in connection with a taxable tender offer or other taxable corporate event or Fund Shares redeemed following the death of all the initial holders of the Fund Shares redeemed. In addition, no fee applies to redemptions made pursuant to a Systematic Redemption Plan, whereby a Shareholder can redeem up to 2% of Fund Shares held on a

Belmar Capital Fund LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

quarterly basis. There were no redemption fees received by EV Distributors for the years ended December 31, 2005 and 2004. For the year ended December 31, 2003, EV Distributors receieved $340,087 in redemption fees.

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

The allocation of Belmar Capital’s net asset value per Share of $95.66 and $91.50 as of December 31, 2005 and 2004, respectively, between Preferred and Common Shares that have been restructured is as follows:

		Per Share Value At

	December 31, 2005		December 31, 2004

	Preferred	Common	Preferred	Common
Date of Contribution	Shares	Shares	Shares	Shares

March 17, 2000	$95.00	$0.66	$91.50	$0.00
May 16, 2000	$94.80	$0.86	$91.50	$0.00
July 19, 2000	$95.66	$0.00	$91.50	$0.00

5 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the years ended December 31, 2005, 2004 and 2003:

		Year Ended

	December 31, 2005	December 31, 2004	December 31, 2003
Investment Transactions

Increases in investment in
Belvedere Company	$ —	$ —	$25,000,000
Decreases in investment in
Belvedere Company	$118,623,471	$128,281,460	$85,197,475
Acquisitions of other real estate(1)	$ —	$479,708,008	$ —
Sales of other real estate(2)	$4,078,517	$182,557,032	$ —
Purchases of Partnership
Preference Units(3)	$20,001,000	$108,352,710	$75,672,618
Sales of Partnership
Preference Units(4)	$30,576,875	$470,422,252	$228,888,304

(1)	In January 2004, Belmar Realty purchased indirect investments in real property through its wholly-owned subsidiary, Bel Stamford for $16,058,060.

In 2004, Belmar Realty purchased indirect investments in real property through two controlled subsidiaries, Brazos and Cimmaron, for $306,432,708 and $157,217,240, respectively (Note 1).

(2)	On September 30, 2005, Brazos received compensation for its interest in the Contracts (as defined below) from an affiliate of the Brazos Minority Shareholder for which Belmar Realty recognized a gain of $1,616,502.

On September 29, 2004, Belmar Realty sold its interest in Cimmaron to the real estate investment affiliate of another investment fund advised by Boston Management for proceeds of $159,062,857 and for which a gain of $908,060 was recognized on the transaction.

In May 2004, Bel Apartments agreed to sell all of its multifamily residential properties to an affiliate of the Bel Apartments Minority Shareholder. In October 2004, the sale transaction was completed and Bel Apartments received proceeds of $23,494,175 as consideration for all its interest in the mutlifamily properties and did not retain any contingent liabilities associated with the mortgage debt secured by the properties or other liabilites. The Fund recognized a loss of $20,316,581 on this transaction.

Concurrent with this sale, Belmar Realty acquired the outstanding minority interest in Bel Apartments for a nominal amount. In December 2004, the Fund sold its remaining interest in Bel Apartments to the real estate investment affiliate of another investment fund advised by Boston Management and recognized a gain of $433,833 which is included in the net gains recognized from sales of Partnership Preference Units (included below in note 4).

(3)	Purchases of Partnership Preference Units for the years ended December 31, 2005, 2004 and 2003 represent purchases of Partership Preference Units from real estate investment affiliates of other investment funds advised by Boston Management.

Belmar Capital Fund LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

(4)	Sales of Partnership Preference Units for the years ended December 31, 2004 and 2003 include Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which net gains of $33,340,051 and $7,239,933 were recognized, respectively. There were no sales of Partnership Preference Units to real estate investment affiliates of other investment funds advised by Boston Management for the year ended December 31, 2005.

A portion of Belmar Realty’s investment in Brazos represents an interest in certain property management contracts (the Contracts) pertaining to properties of which the Fund does not own a direct or indirect interest. Other interested parties to the Contracts include an affiliate of the Brazos Minority Shareholder. The Contracts provide for Brazos to receive cash flows from management fees and certain other fees over the life of the Contracts in amounts that exceed certain preferred payments to other interested parties. In September 2005, one of the Contracts was terminated (as described above). The estimated fair value of Brazos’s interest in the Contract(s) is $449,758 and $2,990,359 as of December 31, 2005 and 2004, respectively, and is estimated based upon discounting expected cash flows over the terms of the Contract(s).

6 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in the Portfolio through Belvedere Company for the years ended December 31, 2005, 2004 and 2003, including allocations of income, expenses, and net realized and unrealized gains (losses) for the years then ended:

		Year Ended

	December 31, 2005	December 31, 2004	December 31, 2003

Expenses allocated to the
Fund from
Belvedere Company(3)	$11,797,045	$11,656,198	$10,585,603
Net realized gain from
investment transactions,
securities sold short
and foreign currency
transactions allocated
to Belvedere Company
from the Portfolio	$341,680,818	$276,250,393	$128,352,887
Net realized gain from
investment transactions,
securities sold short
and foreign currency
transactions allocated
to the Fund from
Belvedere Company	$51,940,972	$45,278,877	$22,323,706
Net change in unrealized
appreciation (depreciation)
of investments, securities
sold short and foreign
currency allocated to
Belvedere Company
from the Portfolio	$100,866,308	$691,783,587	$1,892,271,872
Net change in unrealized
appreciation (depreciation)
of investments, securities
sold short and foreign
currency allocated to
the Fund from
Belvedere Company	$11,722,241	$112,083,513	$343,808,846

		Year Ended

	December 31, 2005	December 31, 2004	December 31, 2003

Belvedere Company’s
interest in
the Portfolio(1)	$13,400,922,141	$12,806,516,230	$11,100,012,615
The Fund’s investment in
Belvedere Company(2)	$1,982,377,145	$2,015,871,844	$1,966,911,184
Income allocated to
Belvedere Company
from the Portfolio	$216,731,361	$189,728,234	$143,671,130
Income allocated to the
Fund from
Belvedere Company	$33,262,604	$31,535,928	$26,299,757
Expenses allocated to
Belvedere Company from
the Portfolio	$57,207,392	$51,953,817	$43,085,940

(1)	As of December 31, 2005, 2004 and 2003, the value of Belvedere Company’s interest in the Portfolio represents 70.4%, 66.9% and 63.0% of the Portfolio’s net assets, respectively.

(2)	As of December 31, 2005, 2004 and 2003, the Fund’s investment in Belvedere Company represents 14.8%, 15.7% and 17.7% of Belvedere Company’s net assets, respectively.

(3)	Allocated expenses include:

		Year Ended

	December 31, 2005	December 31, 2004	December 31, 2003

Expenses allocated from
the Portfolio	$8,781,934	$8,676,304	$7,893,121
Service fees (see Note 9)	$2,947,791	$2,908,588	$2,617,051
Operating expenses	$67,320	$71,305	$75,431

Belmar Capital Fund LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

7 Interest Rate Swap Agreements

Belmar Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at December 31, 2005 and 2004 are listed below.

				Initial
	Notional			Optional	Final	Unrealized
	Amount			Termi-	Termi-	Appreciation at
Effective	(000's	Fixed	Floating	nation	nation	December 31,	December 31,
Date	omitted)	Rate	Rate	Date	Date	2005	2004

			LIBOR +
10/03	$55,831	4.875%	0.20%	4/04	6/10	$993,983	$136,605
			LIBOR +
10/03	43,010	4.755%	0.20%	7/04	6/10	903,390	203,743
			LIBOR +
10/03	56,978	4.695%	0.20%	9/04	6/10	1,291,358	341,914
			LIBOR +
10/03	64,418	4.565%	0.20%	3/05	6/10	1,699,842	581,263
			LIBOR +
10/03	110,068	3.973%	0.20%	—	6/10	4,412,734	1,307,852
			LIBOR +
02/04	58,363	4.90%	0.20%	8/04	6/10	1,001,736	129,965
			LIBOR +
06/04	279,760	4.875%	0.00%	—	6/12	—	—(1)

						$10,303,043	$2,701,342

Bel Stamford and Brazos and are generally without recourse to Belmar Capital and Belmar Realty, except, in the case of Bel Stamford, where there may be recourse for certain liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material convenants.

The estimated fair value of the aggregate rental property securing the mortgage notes is approximately $597,330,000 and $576,506,000 at December 31, 2005 and 2004, respectively. Terms of the mortgage notes payable and amounts outstanding at December 31, 2005 and 2004 are as follows:

		Monthly
		Principal
	Annual	and	Balance at
Maturity	Interest	Interest	December 31,	December 31,
Date	Rate	Payment	2005	2004

October 11, 2016	6.00%	$1,513,419	$221,197,696	$225,751,737(1)
January 1, 2013	6.29%	90,893	14,169,819	14,347,176(2)
November 1, 2012	5.40%	967,500	215,000,000	215,000,000(3)

		$2,571,812	$450,367,515	$455,098,913

(1)	In January 2004, a wholly-owned subsidiary of Belmar Realty, Bel Stamford, assumed a mortgage note to finance its interest in leasehold improvements of an office building and attached facilities. The mortgage note balance at the date of the transaction was $229,674,914.

(2)	In connection with the acquisition of real properties on June 30, 2004, Brazos assumed an existing mortgage note with a principal balance of $14,454,582. Principal and interest payments are due monthly with a balloon payment of $12,395,774 due on January 1, 2013.

(3)	In October 2004, Brazos obtained first mortgage financing for its investment in real properties in the amount of $215,000,000. Interest payments are due monthly, with the entire principal balance due on the maturity date.

(1)	On May 3, 2004, Belmar Caplital entered into a forward interest rate swap agreement with Merrill Lynch Capital Services, Inc. in anticipation of its investment in controlled subsidiaries, Brazos and Cimmaron, for the purpose of hedging Belmar Realty’s proportionate share of the interest rate of substantially all of the expected fixed-rate mortgage financing of the real property over the expected 8-year term. Such agreement was terminated in July 2004 and the Fund realized a loss of $2,437,256 upon termination.

8 Debt

A Mortgages — Rental property held by Belmar

Realty’s controlled subsidiaries is financed through mortgage notes issued to the controlled subsidiaries. The mortgage notes are secured by the real property of Scheduled principal payments of the mortgages for the years subsequent to December 31, 2005 are as follows:

Year Ending December 31,	Amount

2006	$5,044,219
2007	5,360,226
2008	5,659,329
2009	6,050,578
2010	6,429,634
Thereafter	421,823,529

$ 450,367,515

Belmar Capital Fund LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

The estimated market value of the mortgage notes payable is approximately $458,700,000 and $463,100,000 at December 31, 2005 and 2004, respectively. The mortgage notes payable cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty or without the sale of the rental property financed by the mortgage notes payable. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable or sell the related rental property prior to the maturity date. The market value of the mortgage notes is based on estimates using discounted cash flow analysis and currently prevailing rates. Considerable judgment is necessary in interpreting market data to develop estimates of market value. The use of different assumptions or estimation methodologies may have a material effect on the estimated market value.

B Credit Facility —

Belmar Capital has entered into credit arrangements with DrKW Holdings, Inc. (DrKW) and Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) (collectively, the Credit Facility). The Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belmar Capital’s obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Stamford and Brazos.

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

Among other borrowings made during the period, in August 2004, Belmar Capital made borrowings under its credit arrangement with Merrill Lynch in the amount of $118,500,000. At that time, Belmar Capital also increased the amount available under its credit arrangement with Merrill Lynch under a temporary arrangement (the Temporary Arrangement) by $213,500,000 and borrowed that amount. Belmar Capital used the proceeds from these borrowings to finance the Fund’s investment in Brazos and Cimmaron (Note 5). The borrowing under the Temporary Arrangement accrued interest at a rate of one-month LIBOR plus 0.90% and was for a term of sixty days, subject to a thirty-day extension. Any unused amount of the increase pertaining to the Temporary Arrangement was subject to a commitment fee of 0.10% per annum.

On October 21, 2004, Brazos obtained first mortgage financing for its investment in real properties in the amount of $215,000,000. The proceeds from this financing were distributed to Belmar Realty and the Brazos Minority Shareholder in accordance with their equity interests. Belmar Realty’s proceeds from this transaction along with other funds available were used to repay Belmar Capital’s borrowings under the Temporary Arrangement as well as a portion of other borrowings under the Credit Facility. Pursuant to its terms, the Temporary Arrangement expired on October 29, 2004.

The following table summarizes Belmar Capital’ Credit Facility:

At December 31, 2005		At December 31, 2004

Total amount available under
the Credit Facility	$408,500,000	$408,500,000
DrKW borrowings outstanding	$290,000,000	$290,000,000
Merrill Lynch borrowings outstanding	$14,000,000	$ —
Outstanding letters of credit	$ —	$ —

Borrowings under the Credit Facility have been used to purchase the Fund’s interests in real estate investments, to pay selling commissions and organizational expenses and to provide for the liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes.

C Notes Payable —

During 2001, the Bel Apartments Minority Shareholder and Belmar Realty, respectively, loaned $700,000 and $1,050,000, to Bel Apartments. Interest on the notes was payable at a rate of 10% per annum. The remaining principal balance of the notes plus accrued interest thereon was due in August 2004 and December 2004. All balances and transactions related to the notes made by Belmar Realty have been eliminated through consolidation of the financial statements.

In October 2004, the liability of Bel Apartments for such notes payable was relieved upon the sale of Bel Apartments interests in the multifamily properties (Note 5).

9 Management Fee and Other Transactions with Affiliates

Belmar Capital and the Portfolio have engaged Boston Management as investment adviser. Under the terms of the advisory agreement with the Portfolio, Boston Management receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as

Belmar Capital Fund LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

daily net assets exceed that level. Certain of the advisory fee rate reductions are pursuant to an agreement between the Portfolio’s Board of Trustees and Boston Management. Those reductions may not be changed without Trustee and interestholder approval. For the years ended December 31, 2005, 2004 and 2003, the advisory fee applicable to the Portfolio was 0.43%, 0.43% and 0.44% of average daily net assets, respectively.

In addition, Boston Management is, subject to the fee cap described below, entitled to receive a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross assets of Belmar Capital. The term “gross assets” with respect to Belmar Capital is defined to include the current value of all of Belmar Capital’s assets including Belmar Capital’s interest in Belvedere Company and Belmar Capital’s ratable share of the assets of its directly and indirectly controlled subsidiaries, without reduction by any liabilities. The advisory fee payable to the Portfolio in respect of Belmar Capital’s indirect investment in the Portfolio is credited towards Belmar Capital’s advisory and administrative fee payment. Belmar Realty pays Boston Management a monthly management fee at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belmar Realty. The term “gross assets” with respect to Belmar Realty is defined to include the current value of all assets of Belmar Realty, including Belmar Realty’s ratable share of the assets of its controlled subsidiaries, without reduction by any liabilities. For this purpose, the assets of Belmar Realty’s controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belmar Realty.

Eaton Vance Management and Boston Management do not receive separate compensation for serving as manager of Belmar Capital and manager of Belvedere Company, respectively.

As compensation for its services as Placement Agent, Belmar Capital pays EV Distributors a monthly distribution fee at a rate of 1/120 of 1% (equivalent to 0.10% annually) of Belmar Capital’s average daily net assets.

Payments to the Eaton Vance organization for investment advisory, management, administration and distribution services made by or in respect of Belmar Capital on a direct or indirect basis are subject to a monthly fee cap at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belmar Capital (as defined above). Payments subject to the monthly fee cap are the distribution fee paid to EV Distributors, Belmar Capital’s attributable share of the advisory and management fees paid by the

Portfolio and Belmar Realty, and Belmar Capital’s advisory and administrative fee. Boston Management has agreed to waive a portion of the monthly advisory and administrative fee otherwise payable by Belmar Capital as necessary to comply with the monthly fee cap.

Pursuant to a servicing agreement between Belvedere Company and EV Distributors, Belvedere Company pays a servicing fee to EV Distributors for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Company’s average daily net assets. Pursuant to a servicing agreement between Belmar Capital and EV Distributors, Belmar Capital pays a servicing fee to EV Distributors on a quarterly basis at an annual rate of 0.25% of Belmar Capital’s average daily net assets, less Belmar Capital’s allocated share of the servicing fee payable by Belvedere Company. With respect to Shareholders who subscribe through a subagent, EV Distributors has assigned servicing responsibilities and fees to the applicable subagent beginning twelve months after the issuance of Fund Shares to such persons.

Management services for the real property held by Brazos, Bel Apartments and Cimmaron (for the period during which Belmar Realty maintained an interest in Bel Apartments and Cimmaron) are provided by an affiliate of each respective entity’s Minority Shareholder (Note 1B). Each management agreement provides for a management fee and allows for reimbursement of payroll and other direct expenses incurred by the managers in conjunction with managing each respective entity’s properties (Note 1B). In addition to the fees noted above, an affiliate of the Brazos Minority Shareholder also receives administrative and other fees for administering the financial and operating activities of the Brazos Properties.

The table below sets forth the fees paid or payable by, or allocable to, the Fund and Belmar Realty for the years ended December 31, 2005, 2004 and 2003 in connection with the services rendered by Eaton Vance, its affiliates, and affiliates of Belmar Realty’s controlled subsidiaries.

		Year Ended

	December 31, 2005	December 31, 2004	December 31, 2003

Advisory fee allocated to
Belvedere Company from
the Portfolio	$55,259,100	$50,252,861	$41,671,111
Advisory fee allocated to
the Fund from
Belvedere Company	$8,484,011	$8,392,976	$7,634,035

Belmar Capital Fund LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

		Year Ended

	December 31,	December 31,	December 31,
	2005	2004	2003

Advisory and administrative
fee and management
fee incurred directly
by the Fund	$6,948,608	$7,948,234	$7,049,704
Distribution fees incurred
directly by the Fund	$1,851,096	$1,874,514	$1,711,661
Reduction of advisory
and administrative fees	$1,851,096	$1,874,514	$1,711,661
Servicing fees of
Belvedere Company	$19,202,381	$17,418,515	$14,288,579
Servicing fees allocated
to the Fund from
Belvedere Company	$2,947,791	$2,908,588	$2,617,051
Servicing fees incurred
directly by the Fund	$1,674,343	$1,778,204	$1,658,867
Servicing fees paid or
accrued to subagents	$4,593,893	$4,676,253	$4,268,598
Property management,
administrative and
other fees	$2,077,937	$1,804,248	$1,342,305

10 Segment Information

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belmar Capital invests in real estate assets through its subsidiary Belmar Realty. Belmar Realty invests directly and indirectly in Partnership Preference Units and in real property through controlled subsidiaries, Bel Stamford, Brazos, Bel Apartments and Cimmaron (for the period during which Belmar Realty maintained an interest in the properties of Bel Apartments and Cimmaron) (Note 1B).

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

	Tax-
	Managed
For the Year Ended	Growth	Real
December 31, 2005	Portfolio*	Estate	Total

Revenue	$21,465,559	$ 47,758,861	$ 69,224,420
Interest expense
on mortgages	—	(26,168,107)	(26,168,107)
Interest expense on
Credit Facility	(3,030,169)	(5,627,456)	(8,657,625)
Operating expenses	(1,589,046)	(12,157,981)	(13,747,027)
Minority interests in net
income of
controlled subsidiary	—	(1,196,139)	(1,196,139)

Net investment income	$16,846,344	$ 2,609,178	$ 19,455,522
Net realized gain	51,940,972	1,927,409	53,868,381
Net change in unrealized
appreciation (depreciation)	11,722,241	25,126,568	36,848,809

Net increase in net assets
from operations of
reportable segments	$80,509,557	$ 29,663,155	$110,172,712

	Tax-
	Managed
For the Year Ended	Growth	Real
December 31, 2004	Portfolio*	Estate	Total

Revenue	$19,879,730	$ 72,201,124	$ 92,080,854
Interest expense
on mortgages	—	(28,190,253)	(28,190,253)
Interest expense on
Credit Facility	(2,478,237)	(4,873,866)	(7,352,103)
Operating expenses	(1,684,719)	(23,969,912)	(25,654,631)
Minority interests in net
income of
controlled subsidiaries	—	(1,247,532)	(1,247,532)

Net investment income	$15,716,774	$ 13,919,561	$ 29,636,335
Net realized gain	45,278,877	12,393,005	57,671,882
Net change in unrealized
appreciation (depreciation)	112,083,513	(60,011,103)	52,072,410

Net increase (decrease) in
net assets from operations
of reportable segments	$173,079,164	$(33,698,537)	$139,380,627

Belmar Capital Fund LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

	Tax-
	Managed
For the Year Ended	Growth	Real
December 31, 2003	Portfolio*	Estate	Total

Revenue	$15,714,154	$78,922,925	$94,637,079
Interest expense
on mortgages	—	(14,303,813)	(14,303,813)
Interest expense on
Credit Facility	(1,473,942)	(6,676,091)	(8,150,033)
Operating expenses	(1,277,920)	(22,735,245)	(24,013,165)
Minority interests in net
income of
controlled subsidiary	—	(435,830)	(435,830)

Net investment income	$12,962,292	$34,771,946	$47,734,238
Net realized gain (loss)	22,323,706	(16,412,617)	5,911,089
Net change in unrealized
appreciation (depreciation)	343,808,846	18,345,296	62,154,142

Net increase in net assets
from operations of
reportable segments	$379,094,844	$36,704,625	$415,799,469

* Belmar Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

The following tables reconcile the reported segment information to the consolidated financial statements for the periods indicated:

		Year Ended

	December 31,	December 31,	December 31,
	2005	2004	2003

Revenue:
Revenue from reportable
segments	$69,224,420	$92,080,854	$94,637,079
Unallocated amounts:
Interest earned on cash
not invested in the
Portfolio or in
controlled subsidiaries	460,827	595,647	269,403

Total revenue	$69,685,247	$92,676,501	$94,906,482

		Year Ended

	December 31,	December 31,	December 31,
	2005	2004	2003

Net increase (decrease) in net
assets from operations:
Net increase in net
assets from operations of
reportable segments	$110,172,712	$139,380,627	$415,799,469
Unallocated investment income:
Interest earned on cash
not invested in the
Portfolio or in
controlled subsidiaries	460,827	595,647	269,403
Unallocated expenses(1):
Distribution and servicing fees	(3,525,439)	(3,652,718)	(3,370,528)
Interest expense on
Credit Facility	(2,164,406)	(908,686)	(520,215)
Audit, tax and legal fees	(295,752)	(326,449)	(279,016)
Other operating expenses	(96,704)	(119,635)	(109,863)

Net increase in net assets
from operations	$104,551,238	$134,968,786	$411,789,250

(1) Unallocated expenses represent costs incurred that pertain to the overall operation of Belmar Capital, and do not pertain to either operating segment.

The following tables reconcile the reported segment information to the consolidated financial statements as of December 31, 2005 and 2004:

	Tax-
	Managed
	Growth	Real
December 31, 2005	Portfolio*	Estate	Total

Segments assets	$1,982,377,145	$671,690,122	$2,654,067,267
Segment liabilities	90,132,227	631,447,177	721,579,404

Net assets of reportable
segments	$1,892,244,918	$ 40,242,945	$1,932,487,863

	Tax-
	Managed
	Growth	Real
December 31, 2004	Portfolio*	Estate	Total

Segments assets	$2,015,871,844	$658,486,334	$2,674,358,178
Segment liabilities	86,021,161	648,751,089	734,772,250

Net assets of reportable
segments	$1,929,850,683	$9,735,245	$1,939,585,928

*	Belmar Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

Belmar Capital Fund LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

	December 31, 2005	December 31, 2004

Net assets:
Net assets of reportable segments	$1,932,487,863	$1,939,585,928
Uallocated amounts:
Cash(1)	629,528	984,755
Short-term investments(1)	3,549,638	1,700,000
Loan payable — Credit Facility(2)	(59,446,955)	(31,547,823)
Payable to affiliate for distribution
and servicing fees	(584,430)	—
Other liabilities	(266,525)	(235,362)

Net assets	$1,876,369,119	$1,910,487,498

(1)	Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(2)	Unallocated amount of loan payable — Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

11 Subsequent Event

On January 26, 2006, the Fund made a distribution of $0.74 per share to Shareholders of record on January 25, 2006.

Belmar Capital Fund LLC REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Belmar Capital Fund LLC and Subsidiaries

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated portfolio of investments, of Belmar Capital Fund LLC and Subsidiaries, (collectively, the Fund) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for each of the three years in the period ended December 31, 2005. These financial statements and the financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2005 and 2004 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2005 and 2004, and the results of its operations, the changes in its net assets, its cash flows, and the financial highlights for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Fund’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

DELOITTE & TOUCHE LLP Boston, Massachusetts March 10, 2006

Belmar Capital Fund LLC MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Eaton Vance Management (“Eaton Vance”), as manager of Belmar Capital Fund LLC (the “Fund”), with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, (collectively referred to in this report as “management”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act. The Fund’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that the Fund maintained effective internal control over financial reporting as of December 31, 2005.

The Fund’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Fund’s internal control over financial reporting. That report appears on the following page.

March 10, 2006

Belmar Capital Fund LLC REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Belmar Capital Fund LLC and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Belmar Capital Fund LLC and Subsidiaries (the “Fund”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Fund’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Fund maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Fund and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP Boston, Massachusetts March 10, 2006

Tax-Managed Growth Portfolio   a s   o f   D e c e m b e r   3 1 ,   2 0 0 5

P O R T F O L I O   O F   I N V E S T M E N T S

C o m m o n S t o c k s — 9 9 . 7%

Security	Shares	Value

Aerospace & Defense — 3.0%

Boeing Company (The)	798,441	$56,082,496
General Dynamics Corp.	735,000	83,826,750
Honeywell International, Inc.	289,748	10,793,113
Northrop Grumman Corp.	3,090,955	185,797,305
Raytheon Co.	345,300	13,863,795
Rockwell Collins, Inc.	156,972	7,294,489
Teledyne Technologies, Inc.(1)	6,117	178,005
United Technologies Corp.	3,660,728	204,671,302

		$562,507,255

Air Freight & Logistics — 2.9%

C.H. Robinson Worldwide, Inc.	2,079,406	$77,000,404
FedEx Corp.	2,226,609	230,209,105
United Parcel Service, Inc., Class B	3,231,607	242,855,266

		$550,064,775

Airlines — 0.0%

Southwest Airlines Co.	386,112	$6,343,820

		$6,343,820

Auto Components — 0.1%

ArvinMeritor, Inc.	8,000	$115,120
BorgWarner, Inc.	180,098	10,919,342
Delphi Corp.	5,361	1,560
Johnson Controls, Inc.	233,221	17,004,143
Visteon Corp.(1)	9,828	61,523

		$28,101,688

Automobiles — 0.1%

DaimlerChrysler AG(2)	7,000	$357,210
Ford Motor Co.	83,266	642,814
General Motors Corp.	34,443	668,883
Harley-Davidson, Inc.	140,700	7,244,643
Honda Motor Co. Ltd. (ADR)	20,000	579,400

		$9,492,950

Beverages — 4.2%

Anheuser-Busch Companies, Inc.	4,702,340	$202,012,526
Brown-Forman Corp., Class A	547,732	38,856,108
Brown-Forman Corp., Class B	45,820	3,176,242

Security	Shares	Value

Beverages (continued)

Coca-Cola Co.	3,696,347	$148,999,748
Coca-Cola Enterprises, Inc.	1,756,930	33,680,348
PepsiCo, Inc.	6,217,904	367,353,768

		$794,078,740

Biotechnology — 2.2%

Amgen, Inc.(1)	4,322,439	$340,867,540
Applera Corp. - Celera Genomics Group(1)	26,000	284,960
Biogen Idec, Inc.(1)	11,200	507,696
Genzyme Corp.(1)	476,887	33,754,062
Gilead Sciences, Inc.(1)	115,482	6,077,818
Incyte Corp.(1)	14,294	76,330
Invitrogen Corp.(1)	429,910	28,649,202
Vertex Pharmaceuticals, Inc.(1)	13,000	359,710

		$410,577,318

Building Products — 0.8%

American Standard Companies, Inc.	975,691	$38,978,855
Masco Corp.	3,815,892	115,201,779
Water Pik Technologies, Inc.(1)	2,141	45,967

		$154,226,601

Capital Markets — 4.6%

Affiliated Managers Group, Inc.(1)	20,520	$1,646,730
Ameriprise Financial, Inc.	123,241	5,052,865
Bank of New York Co., Inc. (The)	399,053	12,709,838
Bear Stearns Companies, Inc.	88,001	10,166,756
Charles Schwab Corp. (The)	857,261	12,576,019
Credit Suisse Group(2)	155,136	7,879,077
Federated Investors, Inc.	1,666,768	61,737,087
Franklin Resources, Inc.	1,448,649	136,187,493
Goldman Sachs Group, Inc.	1,014,997	129,625,267
Investors Financial Services Corp.	453,428	16,699,753
Knight Capital Group, Inc., Class A(1)	1,750,000	17,307,500
Legg Mason, Inc.	26,461	3,167,117
Lehman Brothers Holdings, Inc.	96,237	12,334,696
Mellon Financial Corp.	250,087	8,565,480
Merrill Lynch & Co., Inc.	2,109,325	142,864,582
Morgan Stanley	3,713,173	210,685,436
Northern Trust Corp.	726,812	37,663,398
Nuveen Investments, Class A	150,000	6,393,000
Piper Jaffray Cos., Inc.(1)	27,967	1,129,867

S e e   n o t e s   t o   f i n a n c i a l   s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 5 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

Security	Shares	Value

Capital Markets (continued)

Raymond James Financial, Inc.	147,337	$5,550,185
State Street Corp.	150,434	8,340,061
T. Rowe Price Group, Inc.	163,648	11,787,565
UBS AG(2)	83,392	7,934,749
Waddell & Reed Financial, Inc., Class A	273,635	5,738,126

		$873,742,647

Chemicals — 0.8%

Airgas, Inc.	117,613	$3,869,468
Arch Chemicals, Inc.	4,950	148,005
Ashland, Inc.	116,107	6,722,595
Bayer AG (ADR)	40,000	1,670,400
Dow Chemical Co. (The)	257,005	11,261,959
E.I. du Pont de Nemours and Co.	1,069,852	45,468,710
Ecolab, Inc.	305,627	11,085,091
MacDermid, Inc.	61,937	1,728,042
Monsanto Co.	19,181	1,487,103
Olin Corp.	9,900	194,832
PPG Industries, Inc.	23,542	1,363,082
Rohm and Haas Co.	2,601	125,940
RPM International, Inc.	70,138	1,218,297
Sigma-Aldrich Corp.	630,897	39,929,471
Solutia, Inc.(1)	11,510	5,180
Valspar Corp. (The)	1,289,459	31,810,954

		$158,089,129

Commercial Banks — 8.4%

AmSouth Bancorporation	586,114	$15,362,048
Associated Banc-Corp.	991,726	32,280,681
Bank of America Corp.	4,813,556	222,145,609
Bank of Hawaii Corp.	69,735	3,594,142
Bank of Montreal(2)	257,366	14,397,054
BB&T Corp.	1,715,782	71,908,424
City National Corp.	184,221	13,344,969
Colonial BancGroup, Inc. (The)	253,936	6,048,756
Comerica, Inc.	333,089	18,906,132
Commerce Bancshares, Inc.	162,911	8,490,921
Compass Bancshares, Inc.	297,054	14,344,738
Fifth Third Bancorp	1,973,171	74,428,010
First Citizens BancShares, Inc., Class A	30,600	5,337,252
First Financial Bancorp.	47,933	839,786
First Horizon National Corp.	152,267	5,853,143

Security	Shares	Value

Commercial Banks (continued)

First Midwest Bancorp, Inc.	523,358	$18,348,931
HSBC Holdings PLC (ADR)	601,671	48,416,465
Huntington Bancshares, Inc.	630,239	14,968,176
KeyCorp	799,881	26,340,081
M&T Bank Corp.	64,486	7,032,198
Marshall & Ilsley Corp.	589,899	25,389,253
National City Corp.	1,784,322	59,899,690
North Fork Bancorporation, Inc.	1,865,892	51,050,805
PNC Financial Services Group, Inc.	149,958	9,271,903
Popular, Inc.(2)	1,432	30,287
Regions Financial Corp.	1,653,747	56,491,998
Royal Bank of Canada(2)	288,465	22,494,501
Royal Bank of Scotland Group PLC(2)	50,837	1,530,783
S&T Bancorp, Inc.	100,000	3,682,000
Societe Generale(2)	1,152,974	141,172,207
SunTrust Banks, Inc.	1,373,393	99,928,075
Synovus Financial Corp.	1,369,351	36,986,171
TCF Financial Corp.	72,500	1,967,650
Trustmark Corp.	205,425	5,643,025
U.S. Bancorp	4,364,242	130,447,193
Valley National Bancorp.	104,601	2,520,884
Wachovia Corp.	2,190,523	115,791,046
Wells Fargo & Co.	2,313,285	145,343,697
Westamerica Bancorporation	268,474	14,247,915
Whitney Holding Corp.	383,436	10,567,482
Zions Bancorporation	620,420	46,878,935

		$1,603,723,016

Commercial Services & Supplies — 1.4%

Acco Brands Corp.(1)	30,117	$737,867
Allied Waste Industries, Inc.(1)	1,626,411	14,214,832
Avery Dennison Corp.	851,315	47,052,180
Banta Corp.	42,341	2,108,582
CBIZ, Inc.(1)	185,000	1,113,700
Cendant Corp.	584,731	10,086,610
Cintas Corp.	1,531,435	63,064,493
Consolidated Graphics, Inc.(1)	70,215	3,323,978
Deluxe Corp.	32,000	964,480
Donnelley (R.R.) & Sons Co.	91,260	3,122,005
Equifax, Inc.	80,000	3,041,600
Herman Miller, Inc.	541,800	15,273,342
HNI Corp.	1,121,592	61,609,049

S e e   n o t e s   t o   f i n a n c i a l   s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 5 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

Security	Shares	Value

Commercial Services & Supplies (continued)

Hudson Highland Group, Inc.(1)	10,262	$178,148
Ikon Office Solutions, Inc.	56,287	585,948
Manpower, Inc.	2,000	93,000
Monster Worldwide, Inc.(1)	68,426	2,793,149
Navigant Consulting, Inc.(1)	238,641	5,245,329
PHH Corp.(1)	27,467	769,625
Pitney Bowes, Inc.	22,857	965,708
School Specialty, Inc.(1)	49,197	1,792,739
Steelcase, Inc., Class A	123,000	1,947,090
Waste Management, Inc.	911,032	27,649,821

		$267,733,275

Communications Equipment — 1.4%

3Com Corp.(1)	664,106	$2,390,782
ADC Telecommunications, Inc.(1)	41,693	931,421
Alcatel SA (ADR)(1)	43,728	542,227
Avaya, Inc.(1)	31,239	333,320
Ciena Corp.(1)	375,431	1,115,030
Cisco Systems, Inc.(1)	5,089,042	87,124,399
Comverse Technology, Inc.(1)	293,654	7,808,260
Corning, Inc.(1)	3,633,999	71,444,420
Dycom Industries, Inc.(1)	143,116	3,148,552
Enterasys Networks, Inc.(1)	12,356	164,088
JDS Uniphase Corp.(1)	52,451	123,784
Juniper Networks, Inc.(1)	35,691	795,909
Lucent Technologies, Inc.(1)	255,464	679,534
Motorola, Inc.	1,282,326	28,967,744
Nokia Oyj (ADR)	2,042,478	37,377,347
Nortel Networks Corp.(1)(2)	739,418	2,262,619
QUALCOMM, Inc.	562,096	24,215,096
Riverstone Networks, Inc.(1)	28,706	16,362
Tellabs, Inc.(1)	106,674	1,162,747

		$270,603,641

Computers & Peripherals — 2.2%

Dell, Inc.(1)	4,471,715	$134,106,733
EMC Corp.(1)	1,770,402	24,112,875
Gateway, Inc.(1)	79,938	200,644
Hewlett-Packard Co.	906,807	25,961,884
International Business Machines Corp.	1,712,254	140,747,279
Lexmark International, Inc., Class A(1)	1,714,509	76,861,438
McDATA Corp., Class A(1)	17,915	68,077

Security	Shares	Value

Computers & Peripherals (continued)

Network Appliance, Inc.(1)	488,000	$13,176,000
Palm, Inc.(1)	64,913	2,064,233
Sun Microsystems, Inc.(1)	319,180	1,337,364

		$418,636,527

Construction & Engineering — 0.1%

Jacobs Engineering Group, Inc.(1)	160,823	$10,915,057

		$10,915,057

Construction Materials — 0.2%

CRH PLC(2)	329,450	$9,642,564
Vulcan Materials Co.	206,614	13,998,099

		$23,640,663

Consumer Finance — 1.1%

American Express Co.	617,258	$31,764,097
Capital One Financial Corp.	1,429,006	123,466,118
MBNA Corp.	411,292	11,170,691
SLM Corp.	916,399	50,484,421

		$216,885,327

Containers & Packaging — 0.1%

Bemis Co., Inc.	295,186	$8,223,882
Caraustar Industries, Inc.(1)	167,599	1,456,435
Sealed Air Corp.(1)	37,014	2,079,076
Sonoco Products Co.	148,033	4,352,170
Temple-Inland, Inc.	115,924	5,199,191

		$21,310,754

Distributors — 0.1%

Genuine Parts Co.	347,293	$15,253,109

		$15,253,109

Diversified Consumer Services — 0.4%

Apollo Group, Inc., Class A(1)	49,852	$3,014,052
H&R Block, Inc.	1,575,244	38,672,240
Laureate Education, Inc.(1)	520,213	27,316,385
Service Corp. International	142,389	1,164,742
ServiceMaster Co. (The)	1,156,537	13,820,617
Stewart Enterprises, Inc.	114,000	616,740

		$84,604,776

S e e   n o t e s   t o   f i n a n c i a l   s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 5 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

Security	Shares	Value

Diversified Financial Services — 1.9%

Citigroup, Inc.	4,327,010	$209,989,795
FINOVA Group, Inc. (The)(1)	175,587	10,535
ING Groep N.V. (ADR)	257,281	8,958,524
JPMorgan Chase & Co.	3,164,955	125,617,064
Moody’s Corp.	155,397	9,544,484
Principal Financial Group, Inc.	113,328	5,375,147

		$359,495,549

Diversified Telecommunication Services — 1.3%

AT&T, Inc.	1,678,472	$41,105,779
BCE, Inc.(2)	3,100,000	74,245,000
BellSouth Corp.	161,722	4,382,666
Cincinnati Bell, Inc.(1)	169,013	593,236
Citizens Communications Co.	12,231	149,585
Deutsche Telekom AG (ADR)	2,006,790	33,372,918
McLeod USA, Inc., Class A(1)	947	10
Qwest Communications International, Inc.(1)	38,011	214,762
RSL Communications, Ltd., Class A(1)(2)(3)	247,161	0
Telefonos de Mexico SA de CV (ADR)	3,051,574	75,312,846
Verizon Communications, Inc.	459,935	13,853,242

		$243,230,044

Electric Utilities — 0.3%

American Electric Power Co., Inc.	960	$35,606
Exelon Corp.	1,002,600	53,278,164
Southern Co. (The)	65,985	2,278,462

		$55,592,232

Electrical Components — 0.0%

Molex, Inc., Class A	61,319	$1,507,834

		$1,507,834

Electrical Equipment — 0.6%

American Power Conversion Corp.	30,856	$678,832
Baldor Electric Co.	149,060	3,823,389
Emerson Electric Co.	1,143,636	85,429,609
Rockwell Automation, Inc.	250,649	14,828,395
Roper Industries, Inc.	46,244	1,827,100
Thomas & Betts Corp.(1)	114,600	4,808,616

		$111,395,941

Security	Shares	Value

Electronic Equipment & Instruments — 0.7%

Agilent Technologies, Inc.(1)	461,244	$15,354,813
Arrow Electronics, Inc.(1)	8,750	280,263
Flextronics International, Ltd.(1)(2)	441,607	4,610,377
Jabil Circuit, Inc.(1)	2,127,971	78,926,444
National Instruments Corp.	735,687	23,578,768
Plexus Corp.(1)	150,776	3,428,646
Sanmina-SCI Corp.(1)	1,140,602	4,858,965
Solectron Corp.(1)	1,707,596	6,249,801

		$137,288,077

Energy Equipment & Services — 0.8%

Baker Hughes, Inc.	358,482	$21,788,536
Core Laboratories N.V.(1)(2)	20,244	756,316
Grant Prideco, Inc.(1)	11,694	515,939
Halliburton Co.	644,762	39,949,454
National-Oilwell Varco, Inc.(1)	311,875	19,554,563
Schlumberger, Ltd.(2)	557,887	54,198,722
Smith International, Inc.	191,739	7,115,434
Transocean, Inc.(1)(2)	103,602	7,220,023

		$151,098,987

Food & Staples Retailing — 1.8%

Albertson’s, Inc.	853,255	$18,216,994
Casey’s General Stores, Inc.	12,551	311,265
Costco Wholesale Corp.	928,292	45,922,605
CVS Corp.	266,910	7,051,762
Kroger Co. (The)(1)	1,348,478	25,459,265
Safeway, Inc.	1,190,841	28,175,298
Sysco Corp.	2,053,288	63,754,592
Sysco Corp.(3)(4)	60,000	1,862,224
Walgreen Co.	988,481	43,750,169
Wal-Mart Stores, Inc.	2,119,018	99,170,042
Winn-Dixie Stores, Inc.(1)	137,447	107,758

		$333,781,974
Food Products — 2.6%

Archer-Daniels-Midland Co.	977,204	$24,097,851
Campbell Soup Co.	1,274,493	37,941,657
ConAgra Foods, Inc.	1,048,341	21,260,355
Dean Foods Co.(1)	304,629	11,472,328
Del Monte Foods Co.(1)	99,492	1,037,702
General Mills, Inc.	151,037	7,449,145

S e e   n o t e s   t o   f i n a n c i a l   s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 5 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

Security	Shares	Value

Food Products (continued)

H.J. Heinz Co.	299,708	$10,106,154
Hershey Co. (The)	505,557	27,932,024
J.M. Smucker Co. (The)	7,276	320,144
Kellogg Co.	54,076	2,337,165
Kraft Foods, Inc.	465	13,085
Nestle SA(2)	275,000	81,882,612
Sara Lee Corp.	4,771,143	90,174,603
Smithfield Foods, Inc.(1)	3,845,278	117,665,507
TreeHouse Foods, Inc.(1)	64,797	1,213,000
Tyson Foods, Inc., Class A	265,272	4,536,151
Wm. Wrigley Jr. Co.	839,317	55,806,187

		$495,245,670

Gas Utilities — 0.0%

National Fuel Gas Co.	4,000	$124,760

		$124,760

Health Care Equipment & Supplies — 1.3%

Advanced Medical Optics, Inc.(1)	31,158	$1,302,404
Bausch & Lomb, Inc.	29,250	1,986,075
Baxter International, Inc.	229,317	8,633,785
Becton, Dickinson and Co.	64,173	3,855,514
Biomet, Inc.	419,890	15,355,377
Boston Scientific Corp.(1)	1,109,134	27,162,692
DENTSPLY International, Inc.	6,927	371,911
Dionex Corp.(1)	37,300	1,830,684
Edwards Lifesciences Corp.(1)	10,353	430,788
Guidant Corp.	57,206	3,704,089
Hillenbrand Industries, Inc.	342,176	16,906,916
Hospira, Inc.(1)	126,372	5,406,194
Lumenis, Ltd.(1)(2)	100,000	222,000
Medtronic, Inc.	2,079,834	119,736,043
PerkinElmer, Inc.	254,526	5,996,633
St. Jude Medical, Inc.(1)	48,028	2,411,006
Steris Corp.	718	17,964
Stryker Corp.	71,556	3,179,233
Waters Corp.(1)	165,841	6,268,790
Zimmer Holdings, Inc.(1)	320,941	21,644,261

		$246,422,359

Health Care Providers & Services — 2.1%

AmerisourceBergen Corp.	348,354	$14,421,856

Security	Shares	Value

Health Care Providers & Services (continued)

Beverly Enterprises, Inc.(1)	50,586	$590,339
Cardinal Health, Inc.	1,784,669	122,695,994
Caremark Rx, Inc.(1)	801,471	41,508,183
CIGNA Corp.	11,836	1,322,081
Express Scripts, Inc.(1)	53,316	4,467,881
HCA, Inc.	140	7,070
Health Management Associates, Inc., Class A	131,615	2,890,265
Henry Schein, Inc.(1)	1,904,253	83,101,601
IDX Systems Corp.(1)	60,000	2,635,200
IMS Health, Inc.	280,530	6,990,808
McKesson Corp.	2,631	135,733
Medco Health Solutions, Inc.(1)	182,743	10,197,059
PAREXEL International Corp.(1)	27,837	563,978
Renal Care Group, Inc.(1)	239,856	11,347,587
Sunrise Senior Living, Inc.(1)	288,000	9,708,480
Tenet Healthcare Corp.(1)	3,961	30,341
UnitedHealth Group, Inc.	426,716	26,516,132
Ventiv Health, Inc.(1)	13,170	311,075
WellPoint, Inc.(1)	809,292	64,573,409

		$404,015,072

Hotels, Restaurants & Leisure — 1.7%

Bob Evans Farms, Inc.	50,957	$1,175,068
Brinker International, Inc.	198,438	7,671,613
Carnival Corp.(2)	561,335	30,014,582
CBRL Group, Inc.	62,047	2,180,952
Darden Restaurants, Inc.	184,714	7,181,680
Gaylord Entertainment Co.(1)	428,482	18,677,530
International Game Technology	400,000	12,312,000
International Speedway Corp., Class A	118,344	5,668,678
Jack in the Box, Inc.(1)	500,000	17,465,000
Lone Star Steakhouse & Saloon, Inc.	145,981	3,465,589
Marriott International, Inc., Class A	185,766	12,440,749
McDonald’s Corp.	863,972	29,133,136
MGM MIRAGE(1)	188,890	6,926,596
Navigant International, Inc.(1)	38,258	415,099
Outback Steakhouse, Inc.	1,360,076	56,592,762
Papa John’s International, Inc.(1)	188,800	11,197,728
Royal Caribbean Cruises, Ltd.(2)	397,428	17,908,106
Sonic Corp.(1)	159,765	4,713,068
Starbucks Corp.(1)	2,343,463	70,327,325
Yum! Brands, Inc.	236,553	11,089,605

		$326,556,866

S e e   n o t e s   t o   f i n a n c i a l   s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 5 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

Security	Shares	Value

Household Durables — 0.5%

Blyth, Inc.	699,869	$14,662,256
D.R. Horton, Inc.	625,255	22,340,361
Fortune Brands, Inc.	126,932	9,903,235
Helen of Troy, Ltd.(1)(2)	20,000	322,200
Interface, Inc., Class A(1)	75,467	620,339
Leggett & Platt, Inc.	1,799,370	41,313,535
Lenox Group, Inc.(1)	5,455	72,224
Newell Rubbermaid, Inc.	411,393	9,782,926
Snap-On, Inc.	42,453	1,594,535

		$100,611,611

Household Products — 2.9%

Clorox Co. (The)	53,688	$3,054,310
Colgate-Palmolive Co.	713,670	39,144,800
Energizer Holdings, Inc.(1)	168,981	8,413,564
Kimberly-Clark Corp.	1,484,938	88,576,552
Procter & Gamble Co. (The)	7,098,400	410,855,392

		$550,044,618

Independent Power Producers &
Energy Traders — 0.2%

AES Corp. (The)(1)	49,542	$784,250
Duke Energy Corp.	417,250	11,453,513
Dynegy, Inc., Class A(1)	22,688	109,810
TXU Corp.	327,916	16,458,104

		$28,805,677

Industrial Conglomerates — 3.0%

3M Co.	913,513	$70,797,258
General Electric Co.	13,345,070	467,744,703
Teleflex, Inc.	23,700	1,540,026
Tyco International, Ltd.(2)	1,147,900	33,128,394

		$573,210,381

Insurance — 6.2%

21st Century Insurance Group	70,700	$1,143,926
Aegon, N.V. (ADR)	5,182,849	84,584,096
AFLAC, Inc.	2,196,373	101,955,635
Allstate Corp. (The)	189,192	10,229,611
American International Group, Inc.	5,154,370	351,682,665
AON Corp.	550,106	19,776,311
Arthur J. Gallagher & Co.	647,017	19,979,885

Security	Shares	Value

Insurance (continued)

Berkshire Hathaway, Inc., Class A(1)	639	$56,628,180
Berkshire Hathaway, Inc., Class B(1)	41,253	121,098,182
Chubb Corp. (The)	16,099	1,572,067
Commerce Group, Inc. (The)	120,000	6,873,600
Hartford Financial Services Group, Inc. (The)	46,382	3,983,750
Jefferson-Pilot Corp.	150,301	8,556,636
Lincoln National Corp.	52,903	2,805,446
Manulife Financial Corp.(2)	74,958	4,407,530
Marsh & McLennan Cos., Inc.	686,159	21,792,410
MetLife, Inc.	1,824,271	89,389,279
Old Republic International Corp.	240,548	6,316,790
Progressive Corp. (The)(3)(4)	9,470	1,104,524
Progressive Corp. (The)	1,725,948	201,556,207
SAFECO Corp.	161,000	9,096,500
St. Paul Travelers Companies, Inc., (The)	333,134	14,881,096
Torchmark Corp.	324,638	18,049,873
UICI	43,597	1,548,129
UnumProvident Corp.	53,710	1,221,903
XL Capital Ltd., Class A(2)	187,100	12,606,798

		$1,172,841,029

Internet & Catalog Retail — 0.1%

Amazon.com, Inc.(1)	23,500	$1,108,025
Expedia, Inc.(1)	403,096	9,658,180
IAC/InterActiveCorp(1)	403,096	11,411,648

		$22,177,853

Internet Software & Services — 0.3%

eBay, Inc.(1)	1,257,244	$54,375,803

		$54,375,803

IT Services — 2.5%

Accenture Ltd., Class A(2)	2,738,000	$79,046,060
Acxiom Corp.	616,809	14,186,607
Affiliated Computer Services, Inc.(1)	183,730	10,873,141
Automatic Data Processing, Inc.	1,560,553	71,613,777
BISYS Group, Inc. (The)(1)	65,000	910,650
Ceridian Corp.(1)	26,632	661,805
Certegy, Inc.	42,862	1,738,483
Computer Sciences Corp.(1)	226,702	11,480,189
CSG Systems International, Inc.(1)	25,200	562,464
DST Systems, Inc.(1)	231,544	13,871,801

S e e   n o t e s   t o   f i n a n c i a l   s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 5 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

Security	Shares	Value

IT Services (continued)

eFunds Corp.(1)	1	$23
Electronic Data Systems Corp.	1,252	30,098
First Data Corp.	3,759,930	161,714,589
Fiserv, Inc.(1)	832,355	36,016,001
Gartner, Inc.(1)	30,576	394,430
Paychex, Inc.	1,597,890	60,911,567
Perot Systems Corp.(1)	684,871	9,684,076
Safeguard Scientifics, Inc.(1)	26,579	51,297

		$473,747,058

Leisure Equipment & Products — 0.0%

Eastman Kodak Co.	90,761	$2,123,807
Mattel, Inc.	30,514	482,731

		$2,606,538

Machinery — 3.0%

Caterpillar, Inc.(3)(4)	34,186	$1,974,662
Caterpillar, Inc.	110,120	6,361,632
Danaher Corp.	4,031,970	224,903,287
Deere & Co.	3,350,000	228,168,500
Donaldson Co., Inc.	79,326	2,522,567
Dover Corp.	367,670	14,886,958
Federal Signal Corp.	218,345	3,277,358
Illinois Tool Works, Inc.	756,673	66,579,657
ITT Industries, Inc.	4,214	433,283
Nordson Corp.	163,978	6,642,749
Parker Hannifin Corp.	43,632	2,877,967
Tecumseh Products Co., Class A	125,700	2,879,787
Wabtec Corp.	94,504	2,542,158

		$564,050,565

Media — 4.3%

ADVO, Inc.	750,000	$21,135,000
Arbitron, Inc.	11,555	438,859
Belo Corp., Class A	542,924	11,624,003
Cablevision Systems Corp., Class A(1)	207,410	4,867,913
Catalina Marketing Corp.	87,095	2,207,858
CCE Spinco, Inc.(1)	16,410	214,976
Clear Channel Communications, Inc.	131,283	4,128,850
Comcast Corp., Class A(1)	1,979,556	51,389,274
Comcast Corp., Class A Special(1)	1,424,823	36,603,703
Discovery Holding Co., Class A(1)	131,304	1,989,256

Security	Shares	Value

Media (continued)

Discovery Holding Co., Class B(1)	3,287	$50,620
E.W. Scripps Co. (The), Class A	51,066	2,452,189
EchoStar Communications Corp., Class A(1)	35,150	955,026
Entercom Communications Corp.(1)	220,000	6,527,400
Gannett Co., Inc.	701,567	42,493,913
Havas SA (ADR)	3,142,938	13,326,057
Interpublic Group of Companies, Inc. (The)(1)	976,936	9,427,432
Knight Ridder, Inc.	19,023	1,204,156
Lamar Advertising Co.(1)	241,409	11,138,611
Liberty Global, Inc., Class A(1)	50,655	1,139,738
Liberty Global, Inc., Class B(1)	1,643	37,345
Liberty Global, Inc., Class C(1)	52,298	1,108,718
Liberty Media Corp., Class A(1)	1,313,041	10,333,633
Liberty Media Corp., Class B(1)	32,876	264,981
McClatchy Co., (The), Class A	48,066	2,840,701
McGraw-Hill Companies, Inc., (The)	472,484	24,394,349
New York Times Co. (The), Class A	300,468	7,947,379
News Corp., Class A	187,934	2,922,374
Omnicom Group, Inc.	2,326,246	198,033,322
ProQuest Co.(1)	95,464	2,664,400
Publicis Groupe(2)	329,132	11,417,022
Reuters Group PLC (ADR)	1,431	63,322
Time Warner, Inc.	4,153,197	72,431,756
Tribune Co.	1,601,074	48,448,499
Univision Communications, Inc., Class A(1)	401,298	11,794,148
Viacom, Inc., Class A	29,774	975,396
Viacom, Inc., Class B	965,189	31,465,161
Vivendi Universal SA (ADR)	417,045	13,107,724
Walt Disney Co., (The)	4,904,830	117,568,775
Washington Post Co. (The), Class B	16,470	12,599,550
Westwood One, Inc.	122,400	1,995,120
WPP Group PLC(2)	139,450	1,505,381
WPP Group PLC (ADR)	256,051	13,826,754

		$811,060,644

Metals & Mining — 0.3%

Alcoa, Inc.	85,947	$2,541,453
Allegheny Technologies, Inc.	21,408	772,401
Inco, Ltd.(1)(2)	200,000	8,714,000
Nucor Corp.	421,662	28,133,289
Phelps Dodge Corp.	14,862	2,138,196
Steel Dynamics, Inc.	311,800	11,072,018

		$53,371,357

S e e   n o t e s   t o   f i n a n c i a l   s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 5 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

Security	Shares	Value

Multiline Retail — 1.6%

99 Cents Only Stores(1)	1,142,232	$11,947,747
Dollar General Corp.	101,456	1,934,766
Dollar Tree Stores, Inc.(1)	659,218	15,781,679
Family Dollar Stores, Inc.	2,618,411	64,910,409
Federated Department Stores, Inc.	130,024	8,624,492
J.C. Penney Company, Inc.	130,816	7,273,370
Kohl’s Corp.(1)	55	2,673
Nordstrom, Inc.	131,384	4,913,762
Sears Holdings Corp.(1)	5,747	663,951
Target Corp.	3,498,908	192,334,973

		$308,387,822

Multi-Utilities — 0.0%

Ameren Corp.	5,000	$256,200
Dominion Resources, Inc.	3,249	250,823
PG&E Corp.	47,705	1,770,810
TECO Energy, Inc.	34,145	586,611
Wisconsin Energy Corp.	9,576	374,039

		$3,238,483

Office Electronics — 0.0%

Xerox Corp.(1)	42,878	$628,163
Zebra Technologies Corp., Class A(1)	13,500	578,475

		$1,206,638

Oil, Gas & Consumable Fuels — 10.5%

Amerada Hess Corp.	18,947	$2,402,859
Anadarko Petroleum Corp.	2,559,141	242,478,610
Apache Corp.	2,073,929	142,105,615
BP PLC (ADR)	5,008,980	321,676,696
Burlington Resources, Inc.	4,335,883	373,753,115
Chevron Corp.	409,158	23,227,900
ConocoPhillips	3,329,274	193,697,161
Devon Energy Corp.	1,015,400	63,503,116
El Paso Corp.	148,709	1,808,301
Exxon Mobil Corp.	6,579,287	369,558,551
Kerr-McGee Corp.	267,327	24,289,331
Kinder Morgan, Inc.	1,781,672	163,824,740
Marathon Oil Corp.	30,098	1,835,075
Murphy Oil Corp.	39,036	2,107,554
Newfield Exploration Co.(1)	120,000	6,008,400
Royal Dutch Shell PLC (ADR)	118,194	7,267,749

Security	Shares	Value

Oil, Gas & Consumable Fuels (continued)

Total SA (ADR)	400,000	$50,560,000
Valero Energy Corp.	206,040	10,631,664
Williams Cos., Inc. (The)	219,065	5,075,736

		$2,005,812,173

Paper and Forest Products — 0.1%

International Paper Co.	111,913	$3,761,396
Louisiana-Pacific Corp.	70,750	1,943,503
MeadWestvaco Corp.	73,347	2,055,916
Neenah Paper, Inc.	38,811	1,086,708
Weyerhaeuser Co.	89,778	5,955,873

		$14,803,396

Personal Products — 0.4%

Avon Products, Inc.	173,400	$4,950,570
Estee Lauder Cos., Inc. (The), Class A	2,092,312	70,050,606

		$75,001,176

Pharmaceuticals — 6.1%

Abbott Laboratories	3,078,014	$121,366,092
Allergan, Inc.	38,300	4,134,868
Andrx Corp.(1)	180,170	2,967,400
Bristol-Myers Squibb Co.	4,973,196	114,284,044
Elan Corp. PLC (ADR)(1)	31,838	443,503
Eli Lilly & Co.	3,585,323	202,893,429
Forest Laboratories, Inc.(1)	56,800	2,310,624
GlaxoSmithKline PLC (ADR)	434,293	21,923,111
Johnson & Johnson	3,505,021	210,651,762
King Pharmaceuticals, Inc.(1)	505,637	8,555,378
Merck & Co., Inc.	2,605,384	82,877,265
Mylan Laboratories, Inc.	27,992	558,720
Novo Nordisk A/S (ADR)	292,277	16,466,886
Pfizer, Inc.	8,223,321	191,767,846
Schering-Plough Corp.	2,461,993	51,332,554
Sepracor, Inc.(1)	4,000	206,400
Shering AG (ADR)	25,000	1,672,750
Teva Pharmaceutical Industries, Ltd. (ADR)	1,676,190	72,092,932
Watson Pharmaceuticals, Inc.(1)	668,041	21,718,013
Wyeth	890,144	41,008,934

		$1,169,232,511

S e e   n o t e s   t o   f i n a n c i a l   s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 5 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

Security	Shares	Value

Real Estate — 0.1%

AvalonBay Communities, Inc.	28,867	$2,576,380
Forest City Enterprises, Inc., Class A	77,326	2,932,975
Jones Lang LaSalle, Inc.	1,835	92,392
Plum Creek Timber Co., Inc.	198,791	7,166,416
ProLogis	126,355	5,903,306
Trammell Crow Co.(1)	65,491	1,679,844

		$20,351,313

Road & Rail — 0.2%

ANC Rental Corp.(1)	50,667	$5
Burlington Northern Santa Fe Corp.	194,233	13,755,581
CSX Corp.	38,134	1,936,063
Florida East Coast Industries, Inc.	121,978	5,168,208
Heartland Express, Inc.	653,154	13,252,495
Kansas City Southern(1)	15,215	371,702
Norfolk Southern Corp.	3,990	178,872
Union Pacific Corp.	10,453	841,571

		$35,504,497

Semiconductors & Semiconductor Equipment — 2.2%

Agere Systems, Inc.(1)	8,329	$107,444
Altera Corp.(1)	66,116	1,225,129
Analog Devices, Inc.	574,160	20,595,119
Applied Materials, Inc.	1,123,242	20,150,961
Broadcom Corp., Class A(1)	576,281	27,171,649
Conexant Systems, Inc.(1)	134,174	303,233
Cypress Semiconductor Corp.(1)	152,742	2,176,574
Freescale Semiconductor, Inc., Class B(1)	101,523	2,555,334
Intel Corp.	10,662,764	266,142,589
KLA-Tencor Corp.	148,373	7,319,240
Linear Technology Corp.	95,760	3,454,063
LSI Logic Corp.(1)	132,810	1,062,480
Maxim Integrated Products, Inc.	304,351	11,029,680
Mindspeed Technologies, Inc.(1)	44,724	105,101
Skyworks Solutions, Inc.(1)	98,685	502,307
Taiwan Semiconductor Manufacturing Co., Ltd. (ADR)	909	9,008
Teradyne, Inc.(1)	27,996	407,902
Texas Instruments, Inc.	1,820,303	58,377,117
Xilinx, Inc.	58,684	1,479,424

		$424,174,354

Security	Shares	Value

Software — 1.7%

Adobe Systems, Inc.	608,276	$22,481,881
Cadence Design Systems, Inc.(1)	450,000	7,614,000
Cognos, Inc.(1)(2)	77,000	2,672,670
Computer Associates International, Inc.	38,744	1,092,193
Compuware Corp.(1)	150,944	1,353,968
Electronic Arts, Inc.(1)	21,405	1,119,696
Fair Isaac Corp.	564,515	24,934,628
Intuit, Inc.(1)	573,111	30,546,816
Jack Henry & Associates, Inc.	201,006	3,835,194
Microsoft Corp.	7,149,319	186,954,692
Oracle Corp.(1)	1,014,698	12,389,463
Parametric Technology Corp.(1)	94,600	577,060
Reynolds and Reynolds Co. (The), Class A	216,412	6,074,685
SAP AG (ADR)	400,000	18,028,000
Siebel Systems, Inc.	179,184	1,895,767
Symantec Corp.(1)	90,220	1,578,850
Wind River Systems, Inc.(1)	91,910	1,357,511

		$324,507,074

Specialty Retail — 2.0%

Abercrombie & Fitch Co., Class A	11,225	$731,646
AutoNation, Inc.(1)	1,370,088	29,772,012
Best Buy Co., Inc.	170,415	7,409,644
Burlington Coat Factory Warehouse Corp.	95,284	3,831,370
CarMax, Inc.(1)	67,797	1,876,621
Circuit City Stores, Inc.	216,000	4,879,440
Gap, Inc. (The)	540,888	9,541,264
Home Depot, Inc. (The)	4,485,692	181,580,812
Limited Brands, Inc.	692,655	15,480,839
Lowe’s Companies, Inc.	879,145	58,603,806
Office Depot, Inc.(1)	80,276	2,520,666
OfficeMax, Inc.	2,192	55,589
Payless ShoeSource, Inc.(1)	23,100	579,810
Pep Boys (The) - Manny, Moe & Jack	62,500	930,625
RadioShack Corp.	625,064	13,145,096
Sherwin-Williams Co. (The)	53,386	2,424,792
Staples, Inc.	300,587	6,826,331
Tiffany & Co.	57,286	2,193,481
TJX Companies, Inc. (The)	1,716,834	39,882,054
Too, Inc.(1)	38,284	1,079,992

		$383,345,890

S e e n o t e s t o f i n a n c i a l s t a t e m e n t s

Tax-Managed Growth Portfolio   a s   o f   D e c e m b e r   3 1 ,   2 0 0 5

P O R T F O L I O   O F   I N V E S T M E N T S   C O N T ’ D

Security	Shares	Value

Textiles, Apparel & Luxury Goods — 0.8%

Coach, Inc.(1)	731,440	$24,386,210
NIKE, Inc., Class B	1,529,222	132,721,177

		$157,107,387

Thrifts & Mortgage Finance — 0.6%

Countrywide Financial Corp.	999,998	$34,189,932
Fannie Mae	335,606	16,380,929
Freddie Mac	151,086	9,873,470
Golden West Financial Corp.	89,168	5,885,088
MGIC Investment Corp.	85,000	5,594,700
Radian Group, Inc.	1,796	105,228
Washington Mutual, Inc.	875,535	38,085,772

		$110,115,119

Tobacco — 0.3%

Altria Group, Inc.	700,409	$52,334,560

		$52,334,560

Trading Companies & Distributors — 0.0%

United Rentals, Inc.(1)	397,333	$9,293,619

		$9,293,619

Wireless Telecommunication Services — 0.6%

Alltel Corp.	1,682,674	$106,176,729
Sprint Nextel Corp.	297,303	6,944,998
Telephone & Data Systems, Inc., Special Shares	25,844	894,461
Telephone and Data Systems, Inc.	25,844	931,159
Vodafone Group PLC (ADR)	332,062	7,129,371

		$122,076,718

Total Common Stocks
(identified cost $14,184,947,956)		$18,969,682,297

C o n v e r t i b l e P r e f e r r e d S t o c k s — 0 . 0%

Security	Shares	Value

Oil, Gas & Consumable Fuels — 0.0%

Enron Corp.(1)(3)	11,050	$0

		$0

Total Convertible Preferred Stocks
(identified cost $16,626,069)		$0

P r e f e r r e d S t o c k s — 0 . 0%

Security	Shares	Value

Commercial Banks — 0.0%

Wachovia Corp. (Dividend Equalization
Preferred Shares)(1)	166,518		$666

			$666

Total Preferred Stocks
(identified cost $39,407)			$666

R i g h t s — 0 . 0%

Security	Shares	Value

Computers and Business Equipment — 0.0%

Seagate Technology, Inc. (Tax Refund Rights)(1)(3)	197,392		$0

			$0

Diversified Telecommunication Services — 0.0%

McLeodUSA, Inc., (Escrow Rights)(1)(3)	1,592,200		$0

			$0

Total Rights
(identified cost $0)			$0

W a r r a n t s — 0 . 0%

Security	Shares	Value

Communications Equipment — 0.0%

Lucent Technologies, Inc.(1)	18,106		$10,230

			$10,230

Total Warrants
(identified cost $0)			$10,230

Total Investments — 99.7%
(identified cost $14,201,613,432)		$18,969,693,193

Other Assets, Less Liabilities — 0.3%			$62,913,660

Net Assets — 100.0%		$19,032,606,853

ADR - American Depository Receipt
(1) Non-income producing security.
(2) Foreign security.
(3)	Security valued at fair value using methods determined in good
	faith by or at the direction of the Trustees.
(4)	Security subject to restrictions on resale (see Note 7).

S e e   n o t e s   t o   f i n a n c i a l   s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 5 F I N A N C I A L S T A T E M E N T S

S t a t e m e n t o f A s s e t s a n d L i a b i l i t i e s
As of December 31, 2005
Assets

Investments, at value (identified cost, $14,201,613,432)	$ 18,969,693,193
Cash	56,253
Receivable for investments sold	51,552,943
Dividends and interest receivable	25,609,097
Tax reclaim receivable	1,279,291

Total assets	$ 19,048,190,777

Liabilities

Demand note payable	$8,000,000
Payable to affiliate for investment adviser fee	6,896,006
Payable to affiliate for Trustees’ fees	12,004
Accrued expenses	675,914

Total liabilities	$15,583,924

Net Assets applicable to investors’ interest in Portfolio	$ 19,032,606,853

Sources of Net Assets

Net proceeds from capital contributions and withdrawals	$ 14,264,573,420
Net unrealized appreciation (computed on the basis of identified cost)	4,768,033,433

Total	$ 19,032,606,853

S t a t e m e n t o f O p e r a t i o n s
For the Year Ended
December 31, 2005
Investment Income

Dividends (net of foreign taxes, $4,483,174)	$ 314,591,123
Interest	1,772,594

Total investment income	$ 316,363,717

Expenses

Investment adviser fee	$80,617,092
Trustees’ fees and expenses	34,741
Custodian fee	2,335,402
Legal and accounting services	107,743
Miscellaneous	453,249

Total expenses	$83,548,227

Deduct —
Reduction of custodian fee	$267
Reduction of investment adviser fee	88,889

Total expense reductions	$89,156

Net expenses	$83,459,071

Net investment income	$ 232,904,646

Realized and Unrealized Gain (Loss)

Net realized gain (loss) —
Investment transactions (identified cost basis)	$ 101,182,645
Securities sold short	(30,244,833)
Foreign currency transactions	(48,663)

Net realized gain	$70,889,149

Change in unrealized appreciation (depreciation) —
Investments (identified cost basis)	$ 523,919,934
Securities sold short	27,299,373
Foreign currency	(199,704)

Net change in unrealized appreciation (depreciation)	$ 551,019,603

Net realized and unrealized gain	$ 621,908,752

Net increase in net assets from operations	$ 854,813,398

S e e n o t e s t o f i n a n c i a l s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 5 F I N A N C I A L S T A T E M E N T S C O N T ’ D S t a t e m e n t s o f C h a n g e s i n N e t A s s e t s

Increase (Decrease)	Year Ended	Year Ended
in Net Assets	December 31, 2005	December 31, 2004

From operations —
Net investment income	$232,904,646	$212,033,371
Net realized gain from investment
transactions, securities sold short
and foreign currency transactions	70,889,149	152,422,840
Net change in unrealized
appreciation (depreciation)
of investments, securities sold
short and foreign currency	551,019,603	1,317,878,707

Net increase in net assets from operations	$854,813,398	$1,682,334,918

Capital transactions —
Contributions	$1,237,495,815	$1,775,098,351
Withdrawals	(2,200,844,762)	(1,925,879,872)

Net decrease in net assets from
capital transactions	$(963,348,947)	$(150,781,521)

Net increase (decrease) in net assets	$(108,535,549)	$1,531,553,397

Net Assets

At beginning of year	$19,141,142,402	$17,609,589,005

At end of year	$19,032,606,853	$19,141,142,402

S e e   n o t e s   t o   f i n a n c i a l   s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 5 F I N A N C I A L S T A T E M E N T S C O N T ’ D S u p p l e m e n t a r y D a t a

	Year Ended December 31,

	2005	2004	2003	2002	2001

Ratios/Supplemental Data

Ratios (As a percentage of average daily net assets):
Expenses	0.45%†	0.45%†	0.45%	0.45%	0.45%
Expenses after custodian fee reduction	0.45%†	0.45%†	—	—	—
Net investment income	1.25%†	1.18%†	1.05%	0.85%	0.64%
Portfolio Turnover	0%(1)	3%	15%	23%	18%

Total Return	4.70%	9.67%	23.88%	(19.52)%	(9.67)%

Net assets, end of year (000’s omitted)	$19,032,607	$19,141,142	$17,609,589	$14,571,522	$18,335,865

†	The operating expenses of the Portfolio reflect a reduction of the investment adviser fee. Had such action not been taken, the ratios would have changed by less than 0.005%.

(1)	Amounts to less than 1%.

S e e n o t e s t o f i n a n c i a l s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 5 N O T E S T O F I N A N C I A L S T A T E M E N T S

1 Significant Accounting Policies

Tax-Managed Growth Portfolio (the Portfolio) is registered under the Investment Company Act of 1940, as amended, as a diversified, open-end management investment company. The Portfolio, which was organized as a trust under the laws of the State of New York on December 1, 1995, seeks to achieve long-term, after-tax returns for its interestholders through investing in a diversified portfolio of equity securities. The Declaration of Trust permits the Trustees to issue interests in the Portfolio. The following is summary of significant accounting policies consistently followed by the Portfolio in the preparation of its financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America.

A Investment Valuations -- Securities listed on a U.S. securities exchange generally are valued at the last sale price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices therefore on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ National Market System generally are valued at the official NASDAQ closing price. Unlisted or listed securities for which closing sales prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices or, in the case of preferred equity securities that are not listed or traded in the over-the-counter market, by an independent pricing service. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded or, in the absence of sales on such date, at the mean between the latest bid and asked prices therefore. Futures positions on securities and currencies generally are valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. If short-term debt securities were acquired with a remaining maturity of more than 60 days, their amortized cost value will be based on their value on the sixty-first day prior to maturity. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. Foreign securities and currencies are valued in U.S. dollars, based on foreign currency exchange rate quotations supplied by an independent quotat< /FONT>ion service. The daily valuation of exchange-traded foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair value as of the close of regular trading on the New York Stock Exchange. When valuing foreign equity securities that meet certain criteria, the Trustees have approved the use of a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the fair-valued securities. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees of the Portfolio considering relevant factors, data and information including the market value of freely tradable securities of the same class in the principal market on which such securities are normally traded.

B Income Taxes -- The Portfolio is treated as a partnership for federal tax purposes. No provision is made by the Portfolio for federal or state taxes on any taxable income of the Portfolio because each investor in the Portfolio is ultimately responsible for the payment of any taxes on its share of such taxable income. Since some of the Portfolio’s investors are regulated investment companies that invest all or substantially all of their assets in the Portfolio, the Portfolio normally must satisfy the applicable source of income and diversification requirements (under the Internal Revenue Code) in order for its investors to satisfy them. The Portfolio will allocate, at least annually among its investors, each investor’s distributive share of the Portfolio’s net investment income, net realized capital gains, and any other items of income, gain, loss, deduction or credit.

C Futures contracts -- Upon the entering of a financial futures contract, the Portfolio is required to deposit either in cash or securities an amount (initial margin) equal to a certain percentage of the purchase price indicated in the financial futures contract. Subsequent payments are made or received by the Portfolio (margin maintenance) each day, dependent on daily fluctuations in the value of the underlying security, and are recorded for book purposes as unrealized gains or losses by the Portfolio. The Portfolio’s investment in financial futures contracts is designed to hedge against anticipated future changes in the price of current or anticipated portfolio positions. Should prices move unexpectedly, the Portfolio may not achieve the anticipated benefits of the financial futures contracts and may realize a loss.

D Put Options -- Upon the purchase of a put option by the Portfolio, the premium paid is recorded as an investment, the value of which is marked-to-market daily.

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 5 N O T E S T O F I N A N C I A L S T A T E M E N T S C O N T ’ D

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

G Indemnifications -- Under the Portfolio's organizational documents, its officers and Trustees may be indemnified against certain liabilities and expenses arising out of the performance of their duties to the Portfolio. Interestholders in the Portfolio are jointly and severally liable for the liabilities and obligations of the Portfolio in the event that the Portfolio fails to satisfy such liabilities and obligations; provided, however, that, to the extent assets are available in the Portfolio, the Portfolio may, under certain circumstances, indemnify interestholders from and against any claim or liability to which such holder may become subject by reason of being or having been an interestholder in the Portfolio. Additionally, in the normal course of business, the Portfolio enters into agreements with service providers that may contain indemnification clauses. The Portfolio’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Portfolio that have not yet occurred.

H Other -- Investment transactions are accounted for on a trade-date basis. Dividend income is recorded on the ex-dividend date. However, if the ex-dividend date has passed, certain dividends from foreign securities are recorded as the Portfolio is informed of the ex-dividend date. Interest income is recorded on the accrual basis.

I Expense Reduction -- Investors Bank & Trust Company (IBT) serves as custodian of the Portfolio. Pursuant to the custodian agreement, IBT receives a fee reduced by credits which are determined based on the average daily cash balances the Portfolio maintains with IBT. All credit balances used to reduce the Portfolio’s custodian fees are reported as a reduction of expenses on the Statement of Operations. For the year ended December 31, 2005, there were $267 in credit balances used to reduce the Portfolio’s custodian fee.

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

2 Investment Adviser Fee and Other Transactions with Affiliates

The investment adviser fee is earned by Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM), as compensation for management and investment advisory services rendered to the Portfolio. Under the advisory agreement, BMR receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000, and at reduced rates as daily net assets exceed that level. Certain of the advisory fee rate reductions are pursuant to an agreement between

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 5 N O T E S T O F I N A N C I A L S T A T E M E N T S C O N T ’ D

the Portfolio’s Board of Trustees and BMR. Those reductions may not be changed without Trustee and interestholder approval. For the year ended December 31, 2005, the advisory fee was 0.43% of the Portfolio’s average daily net assets. BMR has also agreed to reduce the investment adviser fee by an amount equal to that portion of commissions paid to broker dealers in execution of Portfolio security transactions that is consideration for third-party research services. For the year ended December 31, 2005, BMR waived $88,889 of its advisory fee. Except for Trustees of the Portfolio who are not members of EVM’s or BMR’s organization, officers and Trustees receive remuneration for their services to the Portfolio out of such investment adviser fee. Trustees of the Portfolio that are not affiliated with the investment adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees Deferred Compensation Plan. For the year ended December 31, 2005, no significant amounts have been deferred.

Certain officers and Trustees of the Portfolio are officers of the above organizations.

3 Investment Transactions

For the year ended December 31, 2005, purchases and sales of investments, other than short-term obligations, aggregated $58,765,480 and $774,871,275, respectively. In addition, investments having an aggregate market value of $1,057,904,697 at dates of withdrawal were distributed in payment for capital withdrawals and investors contributed securities with a value of $1,009,478,984, during the year ended December 31, 2005.

4 Federal Income Tax Basis of Unrealized Appreciation (Depreciation)

The cost and unrealized appreciation (depreciation) in value of the investments owned at December 31, 2005 as computed on a federal income tax basis, were as follows:

Aggregate cost	$ 4,152,013,829

Gross unrealized appreciation	$14,819,049,235
Gross unrealized depreciation	(1,369,871)

Net unrealized appreciation	$14,817,679,364

Unrealized depreciation on foreign currency is $46,328.

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

The notional or contractual amounts of these instruments represent the investment the Portfolio has in particular classes of financial instruments and does not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are considered. The Portfolio did not have any open obligations under these financial instruments at December 31, 2005.

6 Line of Credit

The Portfolio participates with other portfolios and funds managed by BMR and EVM and its affiliates in a $150 million unsecured line of credit agreement with a group of banks. Borrowings will be made by the Portfolio solely to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Interest is charged to each participating portfolio or fund based on its borrowings at an amount above either the Eurodollar rate or Federal Funds rate. In addition, a fee computed at an annual rate of 0.10% on the daily unused portion of the line of credit is allocated among the participating portfolios and funds at the end of each quarter. At December 31, 2005 the Portfolio had a balance outstanding pursuant to this line of credit of $8,000,000. The Portfolio did not have any significant borrowings or allocated fees during the year ended December 31, 2005.

7 Restricted Securities

At December 31, 2005, the Portfolio owned the following securities (representing 0.03% of net assets) which were restricted as to public resale and not registered under the Securities Act of 1933. The securities are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

	Date of	Eligible
Common Stocks	Acquisition	for Resale	Shares	Cost	Fair Value

Caterpillar, Inc.	2/17/05	2/18/06	34,186	$1,580,520	$1,974,662
Progressive Corp.	10/14/05	10/15/06	9,470	1,031,533	1,104,524
Sysco Corp.	5/19/05	5/20/06	60,000	2,220,777	1,862,224

				$4,832,830	$4,941,410

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 5 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Investors of Tax-Managed Growth Portfolio:

We have audited the accompanying statement of assets and liabilities of Tax-Managed Growth Portfolio (the Portfolio), including the portfolio of investments, as of December 31, 2005, and the related statement of operations for the year then ended, the statements of changes in net assets for each of the two years in the period then ended, and the supplementary data for each of the five years in the period then ended. These financial statements and supplementary data are the responsibility of the Portfolio’s management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and supplementary data are free of material misstatement. The Portfolio is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Portfolio’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2005 by correspondence with the custodian and brokers; where replies were not received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and supplementary data referred to above present fairly, in all material respects, the financial position of Tax-Managed Growth Portfolio as of December 31, 2005, the results of its operations for the year then ended, the changes in its net assets for each of the two years in the period then ended, and the supplementary data for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Boston, Massachusetts February 17, 2006

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

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chief Executive Officer

Date: March 15, 2006

By:	/s/ Michelle A. Green
Michelle A. Green
Chief Financial Officer

Date: March 15, 2006

EXHIBIT INDEX

Exhibit No.	Description

3	Copy of Limited Liability Company Agreement of the Fund dated March 17, 2000 filed as Exhibit 3 to the
Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference. (Note: the LLC
Agreement also defines the rights of the holders of Shares of the Fund.)

3(a)	Copy of Amendment No. 1 to the Fund’s Limited Liability Company Agreement dated December 30, 2003 filed as Exhibit 3(a) to the Fund’s Report on Form 10-K for the period ended December 31, 2003.

4.1	Copy of Loan and Security Agreement between the Fund and DrKW Holdings, Inc., as lender, dated June 25, 2003 filed as Exhibit 4.1 to the Fund’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

4.1(a)	Copy of Amendment No. 1 to the Loan and Security Agreement between the Fund and DrKW Holdings,
Inc. dated December 15, 2005 filed herewith.

4.2	Copy of Loan and Security Agreement between the Fund and MLMC, as Agent, and MLCS dated June 25, 2003 filed as Exhibit 4.2 to the Fund’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

4.2(a)	Copy of Amendment No. 1 dated August 3, 2004 to Loan and Security Agreement among the Fund,
Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital
Services, Inc. filed as Exhibit 4.2(a) to the Fund’s Report on Form 10-Q for the period ended September
30, 2004 and incorporated herein by reference.

10(1)	Copy of Investment Advisory and Administration Agreement between the Fund and Boston Management and Research dated March 10, 2000 filed as Exhibit 10(1) to the Fund’s Initial Registration Statement on
Form 10 and incorporated herein by reference.

10(2)	Copy of Management Agreement between Belmar Realty Corporation and Boston Management and
Research dated March 10, 2000 filed as Exhibit 10(2) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(2)(a)	Copy of Amendment No. 1 to Management Agreement between Belmar Realty Corporation and Boston
Management and Research dated as of January 2, 2001 filed as Exhibit 10(2)(a) to the Fund’s Report on
Form 10-Q for the period ended September 30, 2001 and incorporated herein by reference.

10(3)	Copy of Investor Servicing Agreement between the Fund and Eaton Vance Distributors, Inc. dated
December 15, 1999 filed as Exhibit 10(3) to the Fund’s Initial Registration Statement on Form 10 and
incorporated herein by reference.

10(4)	Copy of Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust
Company dated December 15, 1999 filed as Exhibit 10(4) to the Fund’s Initial Registration Statement on
Form 10 and incorporated herein by reference.

10(4)(a)	Copy of Amendment dated March 29, 2005 to Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company filed as Exhibit 10(4)(a) to the Fund’s report on Form 10-Q filed for the period ended June 30, 2005 and incorporated herein by reference.

21	List of Subsidiaries of the Fund filed herewith.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002 filed herewith.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002 filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 filed herewith.

99.3	Form N-CSR of Eaton Vance Tax-Managed Growth Portfolio (File No. 811-7409) for its year ended
December 31, 2005 filed electronically with the Securities and Exchange Commission under the
Investment Company Act of 1940 on March 8, 2006 incorporated herein by reference pursuant to Rule
12b-32.