Form 10-Q
period 2006-09-30
BELMAR CAPITAL FUND LLC
filed 2006-11-09
CIK 1108991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to __________

Commission File Number 000-32633

Belmar Capital Fund LLC
(Exact Name of Registrant as Specified in Its Charter)

	Delaware	04-3508106
	(State of Organization)	(I.R.S. Employer Identification No.)

The Eaton Vance Building
255 State Street
	Boston, Massachusetts	02109
	(Address of Principal Executive Offices)	(Zip Code)

	Registrant’s Telephone Number, Including Area Code:	617-482-8260

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]   No [X]

Belmar Capital Fund LLC Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page

Item	1.	Financial Statements.

		Condensed Consolidated Statements of Assets and Liabilities as of
		September 30, 2006 (Unaudited) and December 31, 2005	3

		Condensed Consolidated Statements of Operations (Unaudited) for the
		Three Months Ended September 30, 2006 and 2005 and for the
		Nine Months Ended September 30, 2006 and 2005	4

		Condensed Consolidated Statements of Changes in Net Assets for the
		Nine Months Ended September 30, 2006 (Unaudited) and the
		Year Ended December 31, 2005	6

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the
		Nine Months Ended September 30, 2006 and 2005	7

		Financial Highlights for the Nine Months Ended September 30, 2006 (Unaudited)
		and the Year Ended December 31, 2005	9

		Notes to Condensed Consolidated Financial Statements
		as of September 30, 2006 (Unaudited)	10

Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations (MD&A).	16

Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	20

Item	4.	Controls and Procedures.	22

PART II.		OTHER INFORMATION

Item	1.	Legal Proceedings.	23

Item	1A.	Risk Factors.	23

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item	3.	Defaults Upon Senior Securities.	23

Item	4.	Submission of Matters to a Vote of Security Holders.	23

Item	5.	Other Information.	23

Item	6.	Exhibits.	24

SIGNATURES			25

EXHIBIT INDEX			26

PART I. FINANCIAL INFORMATION Item 1. Financial Statements. BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities

	September 30, 2006
	(Unaudited)	December 31, 2005

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 1,971,801,537	$ 1,982,377,145
Investment in Partnership Preference Units	32,574,239	54,275,258
Investment in other real estate	615,586,992	597,779,278
Short-term investments	3,462,000	3,549,638

Total investments	$ 2,623,424,768	$2,637,981,319
Cash	1,945,421	2,506,864
Distributions and interest receivable	1,148	804
Swap interest receivable	64,640	3,020
Open interest rate swap agreements, at value	10,291,674	10,303,043
Other assets	4,416,286	7,451,383

Total assets	$2,640,143,937	$2,658,246,433

Liabilities:
Loan payable – Credit Facility	$305,000,000	$304,000,000
Mortgage notes payable	446,622,029	450,367,515
Payable for Fund Shares redeemed	7,162,175	3,955,363
Payable to affiliate for investment advisory and administrative fees	425,344	426,843
Payable to affiliate for distribution and servicing fees	565,717	584,430
Security deposits	641,932	612,548
Accrued expenses:
Interest expense	2,049,093	1,986,278
Property taxes	1,020,337	597,284
Other expenses and liabilities	3,977,064	3,862,376
Minority interests in controlled subsidiaries	18,769,732	15,484,677

Total liabilities	$786,233,423	$781,877,314

Net assets	$1,853,910,514	$1,876,369,119

Shareholders’ Capital	$1,853,910,514	$1,876,369,119

Shares outstanding (unlimited number of shares authorized)	18,075,144	19,614,094

Net asset value and redemption price per share	$102.57	$95.66

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $57,673, $50,880,
$450,584 and $414,469, respectively)	$9,042,846	$7,754,451	$26,681,678	$24,483,494
Interest allocated from Belvedere Company	54,878	50,178	252,195	148,210
Security lending income allocated
from Belvedere Company, net	9,295	-	36,566	-
Expenses allocated from Belvedere Company	(2,923,876)	(2,975,165)	(8,756,654)	(8,812,238)

Net investment income allocated from
Belvedere Company	$6,183,143	$4,829,464	$18,213,785	$15,819,466
Rental income	10,685,668	11,200,910	32,909,037	33,448,052
Distributions from Partnership Preference Units	423,563	625,125	1,270,688	1,918,083
Interest	117,969	126,283	436,755	515,343

Total investment income	$17,410,343	$16,781,782	$52,830,265	$51,700,944

Expenses:
Investment advisory and administrative fees	$1,714,894	$1,732,559	$5,187,834	$5,202,749
Property management and administrative fees	391,445	399,196	1,058,441	1,190,496
Distribution and servicing fees	864,867	895,473	2,626,441	2,635,022
Interest expense on mortgage notes	6,498,707	6,573,884	19,447,355	19,612,406
Interest expense on Credit Facility	4,315,817	2,813,072	11,850,664	7,484,339
Property and maintenance expenses	449,784	344,535	1,850,761	1,425,806
Property taxes and insurance	1,391,654	928,871	3,299,701	2,941,264
Miscellaneous	155,657	156,402	621,615	910,663

Total expenses	$15,782,825	$13,843,992	$45,942,812	$41,402,745
Deduct –
Reduction of investment advisory
and administrative fees	451,656	469,993	1,377,189	1,384,279

Net expenses	$15,331,169	$13,373,999	$44,565,623	$40,018,466

Net investment income before minority
interest in net income of
controlled subsidiary	$2,079,174	$3,407,783	$8,264,642	$11,682,478
Minority interest in net income
of controlled subsidiary	(163,998)	(289,744)	(709,514)	(759,625)

Net investment income	$1,915,176	$3,118,039	$7,555,128	$10,922,853

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions, securities sold short
and foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$5,135,193	$6,527,748	$51,595,703	$7,883,696
Investment transactions in Partnership
Preference Units (identified cost basis)	(4,265)	-	145,864	4,349,676
Investment transactions in other real estate
(net of minority interest in realized gain of
controlled subsidiary of $0, $307,905,
$0 and $307,905, respectively)	-	1,616,502	-	1,616,502
Interest rate swap agreements (1)	995,042	(853,766)	1,830,026	(3,768,305)

Net realized gain	$6,125,970	$7,290,484	$53,571,593	$10,081,569

Change in unrealized appreciation (depreciation) –
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$74,033,867	$59,250,586	$72,177,009	$13,763,636
Investments in Partnership Preference Units
(identified cost basis)	1,156,652	(468,256)	(886,370)	(3,479,557)
Investments in other real estate (net of minority
interest in unrealized appreciation (depreciation)
of controlled subsidiary of $1,510,179, $(191,455),
$2,575,541 and $(2,515,829), respectively)	5,333,153	473,784	10,863,789	6,602,730
Interest rate swap agreements	(6,904,183)	5,263,748	(11,369)	5,663,585

Net change in unrealized appreciation (depreciation)	$73,619,489	$64,519,862	$82,143,059	$22,550,394

Net realized and unrealized gain	$79,745,459	$71,810,346	$135,714,652	$32,631,963

Net increase in net assets from operations	$81,660,635	$74,928,385	$143,269,780	$43,554,816

(1) Amounts represent net interest earned (incurred) in connection with interest rate swap agreements (Note 6).

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets

	Nine Months Ended
	September 30, 2006	Year Ended
	(Unaudited)	December 31, 2005

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$7,555,128	$ 13,834,048
Net realized gain from investment transactions, securities sold short,
foreign currency transactions and interest rate swap agreements	53,571,593	53,868,381
Net change in unrealized appreciation (depreciation) of investments, securities sold short, foreign currency and interest rate swap
agreements	82,143,059	36,848,809

Net increase in net assets from operations	$143,269,780	$ 104,551,238

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$5,500,364	$ 9,834,087
Net asset value of Fund Shares redeemed	(157,015,324)	(125,134,403)

Net decrease in net assets from Fund Share transactions	$(151,514,960)	$ (115,300,316)

Distributions –
Distributions to Shareholders	$(14,213,425)	$ (23,369,301)

Total distributions	$(14,213,425)	$ (23,369,301)

Net decrease in net assets	$(22,458,605)	$ (34,118,379)

Net assets:
At beginning of period	$1,876,369,119	$ 1,910,487,498

At end of period	$1,853,910,514	$ 1,876,369,119

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

	September 30, 2006	September 30, 2005

Cash Flows From (For) Operating Activities –
Net increase in net assets from operations	$ 143,269,780	$43,554,816
Adjustments to reconcile net increase in net assets from
operations to net cash flows from operating activities –
Net investment income allocated from Belvedere Company	(18,213,785)	(15,819,466)
(Increase) decrease in short-term investments	87,638	(652,924)
(Increase) decrease in distributions and interest receivable	(344)	6,223
Increase in interest receivable for open swap agreements	(61,620)	-
Decrease in other assets	3,035,097	2,147,574
Increase (decrease) in payable to affiliate for investment advisory and
administrative fees	(1,499)	427,890
Increase (decrease) in payable to affiliate for distribution and servicing fees	(18,713)	578,407
Decrease in interest payable for open swap agreements	-	(111,981)
Increase (decrease) in security deposits, accrued interest and
accrued other expenses and liabilities	206,887	(945,642)
Increase in accrued property taxes	423,053	981,002
Purchases of Partnership Preference Units	(510)	(20,000,000)
Proceeds from sales of Partnership Preference Units	20,961,023	30,576,875
Proceeds from sale of investment in other real estate	-	4,078,517
Improvements to rental property	(4,368,384)	(1,718,925)
Net interest earned (incurred) on interest rate swap agreement	1,830,026	(3,768,305)
Minority interest in net income of controlled subsidiary	709,514	759,625
Net realized gain from investment transactions, securities sold short,
foreign currency transactions and interest rate swap agreements	(53,571,593)	(10,081,569)
Net change in unrealized (appreciation) depreciation of investments, securities sold short, foreign currency and interest
rate swap agreements	(82,143,059)	(22,550,394)

Net cash flows from operating activities	$ 12,143,511	$7,461,723

Cash Flows From (For) Financing Activities –
Proceeds from Credit Facility	$ 8,000,000	$33,000,000
Repayments of Credit Facility	(7,000,000)	(19,000,000)
Repayments of mortgage notes	(3,745,486)	(3,508,514)
Issuance of real estate joint venture preferred shares	-	240,000
Payments for Fund Shares redeemed	(1,246,407)	(2,108,941)
Distributions paid to Shareholders	(8,713,061)	(13,535,214)
Distributions paid to minority shareholder	-	(1,104,144)

Net cash flows for financing activities	$ (12,704,954)	$(6,016,813)

Net increase (decrease) in cash	$ (561,443)	$1,444,910

Cash at beginning of period	$ 2,506,864	$6,789,395

Cash at end of period	$ 1,945,421	$8,234,305

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended

	September 30, 2006	September 30, 2005

Supplemental Disclosure and Non-cash Investing and
Financing Activities –
Interest paid on loan – Credit Facility	$ 11,656,659	$7,297,641
Interest paid on mortgage notes	$ 19,400,823	$19,546,904
Interest paid (received) on swap agreements, net	$ (1,768,406)	$3,880,286
Market value of securities distributed in payment of
redemptions	$ 152,562,105	$72,690,777
Non-cash change in working capital of real estate investments	$ -	$1,616,156

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Financial Statements (Continued)

Financial Highlights	Nine Months Ended
	September 30, 2006		Year Ended
	(Unaudited)		December 31, 2005

Net asset value – Beginning of period	$95.660		$91.500

Income (loss) from operations

Net investment income(1)	$0.405		$0.678
Net realized and unrealized gain	7.245		4.602

Total income from operations	$7.650		$5.280

Distributions

Distributions to Shareholders	$(0.740)		$(1.120)

Total distributions	$(0.740)		$(1.120)

Net asset value – End of period	$102.570		$95.660

Total Return(2)	8.06%		5.89%

Ratios as percentage of average net assets(3)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	1.28%	(9)	1.29%
Operating expenses(4)	0.38%	(9)	0.36%
Belmar Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	0.86%	(9)	0.58%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(5)(7)	1.14%	(9)	1.15%

Total expenses	3.66%	(9)	3.38%
Net investment income(6)	0.55%	(9)	0.75%

Ratios as percentage of average gross assets(3)(8)

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs(4)	0.92%	(9)	0.93%
Operating expenses(4)	0.27%	(9)	0.26%
Belmar Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	0.62%	(9)	0.42%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(5)(7)	0.82%	(9)	0.83%

Total expenses	2.63%	(9)	2.44%
Net investment income(6)	0.40%	(9)	0.54%

Supplemental Data

Net assets, end of period (000’s omitted)	$1,853,911		$1,876,369
Portfolio turnover of Tax-Managed Growth Portfolio(10)	1%		0% (11)

(1)	Calculated using average shares outstanding.

(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.

(3)	For the purpose of calculating ratios, the income and expenses of Belmar Realty Corporation's (Belmar Realty) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belmar Realty.

(4)	Includes Belmar Realty’s proportional share of expenses incurred by its controlled subsidiaries.

(5)	Includes the expenses of Belmar Capital Fund LLC (Belmar Capital) and Belmar Realty. Does not include expenses of Belmar Realty's controlled subsidiaries.

(6)	Ratios do not include net interest incurred or earned in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.

(7)	Includes Belmar Capital’s share of Belvedere Capital Fund Company LLC’s (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.

(8)	Average gross assets is defined as the average daily amount of all assets of Belmar Capital (including Belmar Capital’s interest in Belvedere Company and Belmar Capital’s ratable share of the assets of its directly and indirectly controlled subsidiaries), without reduction by any liabilities. For this purpose, the assets of Belmar Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belmar Realty.

(9)	Annualized.

(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 4% and 6% for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

(11)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of September 30, 2006

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

2 Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Fund’s financial statement disclosures.

In June 2006, the FASB issued FASB Interpretation No. 48, (FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact, if any, the adoption of FIN 48 will have on the Fund’s net assets, results of operations and financial statement disclosures.

3 Estate Freeze

Shareholders in Belmar Capital are entitled to restructure their Fund Shares under what is termed an Estate Freeze Election. Under this election, Fund Shares are divided into Preferred Shares and Common Shares. Preferred Shares have a preferential right over the corresponding Common Shares equal to (i) 95% of the original capital contribution made in respect of the undivided Shares from which the Preferred Shares and Common Shares were derived, plus (ii) an annuity priority return equal to 8.5% of the Preferred Shares’ preferential interest in the original capital contribution of the undivided Fund Shares. The associated Common Shares are entitled to the remaining 5% of the original capital contribution in respect of the undivided Shares, plus any returns thereon in excess of the fixed annual priority of the Preferred Shares. The existence of restructured Fund Shares does not adversely affect Shareholders who do not make an election nor do the restructured Fund Shares have preferential rights to Fund Shares that have not been restructured. Shareholders who divide Fund Shares under this election sacrifice certain rights and privileges that they would otherwise have with respect to the Fund Shares so divided, including redemption rights and voting and consent rights. Upon the twentieth anniversary of the issuance of the associated undivided Fund Shares to the original holders thereof, Preferred and Common Shares will automatically convert into full and fractional undivided Fund Shares.

The allocation of Belmar Capital’s net asset value per Share of $102.57 and $95.66 as of September 30, 2006 and December 31, 2005, respectively, between Preferred and Common Shares that have been restructured is as follows:

	Per Share Value at

	September 30, 2006		December 31, 2005

Date of Contribution	Preferred Shares	Common Shares	Preferred Shares	Common Shares

March 17, 2000	$97.57	$5.00	$95.00	$0.66
May 16, 2000	$97.58	$4.99	$94.80	$0.86
July 19, 2000	$98.27	$4.30	$95.66	$0.00

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended

Investment Transactions	September 30, 2006	September 30, 2005

Decreases in investment in Belvedere Capital Fund Company LLC	$ 152,562,105	$ 72,690,777
Sale of other real estate(1)	$-	$4,078,517
Purchases of Partnership Preference Units	$510	$20,000,000
Sales of Partnership Preference Units(2)	$20,961,023	$30,576,875

(1)	In September 2005, Brazos Property Trust (Brazos) received compensation for its interest in property management contracts from an affiliate of the minority shareholder of Brazos for which Belmar Realty Corporation (Belmar Realty) recognized a gain of $1,616,502.

(2)	Sales of Partnership Preference Units for the nine months ended September 30, 2006 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management and Research for which a net gain of $145,864 was recognized.

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2006 and 2005, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Nine Months Ended

	September 30, 2006	September 30, 2005

Belvedere Company’s interest in the Portfolio (1)	$14,103,865,951	$12,961,349,455
The Fund’s investment in Belvedere Company (2)	$1,971,801,537	$1,980,647,865
Income allocated to Belvedere Company from the Portfolio	$189,867,769	$159,159,909
Income allocated to the Fund from Belvedere Company	$26,970,439	$24,631,704
Expenses allocated to Belvedere Company from the Portfolio	$45,886,397	$42,358,154
Expenses allocated to the Fund from Belvedere Company	$8,756,654	$8,812,238
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to
Belvedere Company from the Portfolio	$366,356,905	$51,628,117
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to the Fund
from Belvedere Company	$51,595,703	$7,883,696
Net change in unrealized appreciation (depreciation) of
investments, securities sold short and foreign currency
allocated to Belvedere Company from the Portfolio	$500,262,538	$102,841,168
Net change in unrealized appreciation (depreciation) of
investments, securities sold short and foreign currency
allocated to the Fund from Belvedere Company	$72,177,009	$13,763,636

(1)	As of September 30, 2006 and 2005, the value of Belvedere Company’s interest in the Portfolio represents 72.6% and 69.3% of the Portfolio’s net assets, respectively.

(2)	As of September 30, 2006 and 2005, the Fund’s investment in Belvedere Company represents 14.0% and 15.3% of Belvedere Company’s net assets, respectively.

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2006, December 31, 2005 and September 30, 2005 and its operations for the nine months ended September 30, 2006, for the year ended December 31, 2005 and for the nine months ended September 30, 2005 follows:

	September 30, 2006	December 31, 2005	September 30, 2005

Investments, at value	$19,439,239,888	$18,969,693,193	$18,678,299,659
Other assets	78,906,482	78,497,584	34,063,419

Total assets	$19,518,146,370	$19,048,190,777	$18,712,363,078

Collateral for securities loaned	$73,528,000	$-	$-
Demand note payable	-	8,000,000	-
Management fee payable	6,899,225	6,896,006	6,726,529
Other liabilities	766,434	687,918	435,227

Total liabilities	$81,193,659	$15,583,924	$7,161,756

Net assets	$19,436,952,711	$19,032,606,853	$18,705,201,322

	September 30, 2006	December 31, 2005	September 30, 2005

Dividends and interest	$265,160,702	$316,363,717	$233,961,240

Investment adviser fee	$61,773,044	$80,617,092	$60,374,997
Other expenses	2,291,366	2,931,135	1,919,988
Total expense reductions	(99)	(89,156)	(88,889)

Net expenses	$64,064,311	$83,459,071	$62,206,096

Net investment income	$201,096,391	$232,904,646	$171,755,144
Net realized gain from
investment transactions,
securities sold short and
foreign currency transactions	511,100,262	70,889,149	74,792,208
Net change in unrealized
appreciation (depreciation)
of investments, securities
sold short and foreign
currency	697,368,140	551,019,603	137,782,375

Net increase in net assets from
operations	$1,409,564,793	$854,813,398	$384,329,727

6 Interest Rate Swap Agreements

Belmar Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belmar Capital’s net asset value. Under such agreements, Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at September 30, 2006 and December 31, 2005 are listed below.

	Notional			Initial		Unrealized Appreciation at
	Amount			Optional	Final
Effective	(000’s	Fixed	Floating	Termination	Termination	September 30,	December 31,
Date	omitted)	Rate	Rate	Date	Date	2006	2005

10/03	$ 55,831	4.875%	LIBOR +	4/04	6/10	$1,014,841	$993,983
			0.20%
10/03	43,010	4.755%	LIBOR +	7/04	6/10	904,913	903,390
			0.20%
10/03	56,978	4.695%	LIBOR +	9/04	6/10	1,283,311	1,291,358
			0.20%
10/03	64,418	4.565%	LIBOR +	3/05	6/10	1,664,895	1,699,842
			0.20%
10/03	110,068	3.973%	LIBOR +	-	6/10	4,396,668	4,412,734
			0.20%
02/04	58,363	4.90%	LIBOR +	8/04	6/10	1,027,046	1,001,736
			0.20%

						$10,291,674	$10,303,043

7 Debt

A Credit Facility – In June 2006, Belmar Capital amended its credit arrangement with Merrill Lynch Mortgage Capital, Inc. to decrease the amount of the revolving loan facility by $60,000,000 to an aggregate principal amount of $58,500,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. As of September 30, 2006, outstanding borrowings under this credit arrangement totaled $15,000,000.

There were no changes to the terms of Belmar Capital’s credit arrangement with DrKW Holdings, Inc. during the nine months ended September 30, 2006. As of September 30, 2006, outstanding borrowings under this credit arrangement totaled $290,000,000.

B Average Borrowings and Average Interest Rate – For the nine months ended September 30, 2006, the average balance of borrowings under the Credit Facility and mortgage notes payable was approximately $301,100,000 and $448,500,000 with a weighted average interest rate of 5.17% and 5.72%, respectively.

8 Segment Information

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s revenue includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belmar Capital invests in real estate assets through its subsidiary, Belmar Realty. Belmar Realty invests directly and indirectly in Partnership Preference Units and indirectly in real property through its controlled subsidiaries, Bel Stamford Investors LLC (Bel Stamford) and Brazos. The Fund’s revenues from the real estate assets primarily consist of consolidated rental income from Bel Stamford and Brazos and distribution income from Partnership Preference Units.

Belmar Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation). The Fund’s Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense have been allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily consist of net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are disclosed as part of the real estate segment. The accounting policies of the reportable segments are the same as those for Belmar Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenues
The Portfolio*	$6,183,143	$4,829,464	$18,213,785	$15,819,466
Real Estate	11,167,471	11,867,610	34,399,422	35,474,530
Unallocated	59,729	84,708	217,058	406,948

Total revenues	$17,410,343	$16,781,782	$52,830,265	$51,700,944

Net increase (decrease) in
net assets from operations
The Portfolio*	$83,757,602	$69,523,872	$ 137,483,987	$34,168,610
Real Estate	(91,712)	6,751,232	11,528,896	13,244,426
Unallocated(1)	(2,005,255)	(1,346,719)	(5,743,103)	(3,858,220)

Net increase in net assets
from operations	$81,660,635	$74,928,385	$ 143,269,780	$43,554,816

	September 30, 2006	December 31, 2005

Net assets
The Portfolio*	$1,878,427,947	$ 1,892,244,918
Real Estate	51,798,075	40,242,945
Unallocated(2)	(76,315,508)	(56,118,744)

Net Assets	$1,853,910,514	$ 1,876,369,119

*	Belmar Capital invests indirectly in the Portfolio through Belvedere Company.

(1)	Unallocated amounts pertain to the overall operation of Belmar Capital and do not pertain to either segment. Included in this amount are distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Distribution and servicing fees	$864,867	$895,473	$2,626,441	$2,635,022
Credit Facility interest expense	$1,122,113	$459,640	$3,081,173	$1,347,181

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of September 30, 2006 and December 31, 2005, such borrowings totaled $79,257,080 and $59,446,955, respectively. Unallocated assets represent cash and short-term investments not invested in the Portfolio or real estate assets. As of September 30, 2006 and December 31, 2005, such amounts totaled $3,893,262 and $4,179,166, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

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

MD&A for the Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005.

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

The Fund’s total return was 4.59% for the quarter ended September 30, 2006. This return reflects an increase in the Fund’s net asset value per share from $98.07 to $102.57 during the period. The total return of the S&P 500 Index was 5.66% over the same period. Last year, the Fund had a total return of 4.14% for the quarter ended September 30, 2005. This return reflected an increase in the Fund’s net asset value per share from $88.87 to $92.55 during the period. The S&P 500 Index had a total return of 3.60% over the same period.

Performance of the Portfolio. For the quarter ended September 30, 2006, the Portfolio had a total return of 4.57%, which compares to the 5.66% total return of the S&P 500 Index over the same period. An equity rally during the third quarter of 2006 was fueled by a double-digit drop in oil prices and a continued pause in interest rate hikes. Better than expected earnings results, positive consumer trends and encouraging merger and acquisition activity during the quarter also contributed to the rally, despite the existence of housing and economic concerns. During the quarter, large-cap and value investments were clear winners over small-cap and growth investments.

During the quarter, health care, telecommunications and information technology were top performing S&P 500 Index sectors, while the energy and materials sectors were the worst performing sectors. Market leading industries in the third quarter included software, diversified telecommunications and pharmaceuticals. In contrast, internet and catalog retailers and construction industries were among the weakest performing industries.

The Portfolio remained broadly diversified with no significant sector allocation changes during the quarter. The Portfolio’s underweighting of the strong-performing health care, utilities and telecommunications sectors detracted from relative returns during the quarter. While the Portfolio’s overweighting of the energy sector remained a positive contributor to its longer-term performance, commodity price declines during the quarter negatively impacted the Portfolio’s energy

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

equipment and service holdings. Similarly, while the Portfolio’s long-term emphasis of the aerospace and defense and the air freight and logistics industries has been beneficial, price weaknesses during the quarter negatively impacted the Portfolio’s returns. Additionally, the Portfolio’s underweighted position versus the S&P 500 Index of software and office electronics stocks within the technology sector hindered quarterly results.

The Portfolio’s performance during the third quarter of 2006 benefited from its overweighting of the strong-performing consumer staples and financials sectors. The Portfolio’s investments within the household products, capital markets and diversified finance industries also were particularly beneficial during the period. In addition, the strong relative performance of the Portfolio’s holdings within multi-line retailers and construction stocks contributed positively to returns during the quarter.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belmar Realty Corporation (Belmar Realty). As of September 30, 2006, real estate investments included a majority interest in a real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos), a property subject to a long-term triple net lease (Net Leased Property), Bel Stamford Investors LLC (Bel Stamford), and a portfolio of income producing preferred equity interests in real estate operating partnerships that are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Brazos owns industrial distribution properties and Bel Stamford owns leasehold improvements in an office building and attached facilities leased to a single tenant on a “triple net” basis whereby the tenant is obligated to pay all costs and expenses associated with the operation and maintenance of the property. As of September 30, 2006, the estimated fair value of the Fund’s real estate investments represented 24.6% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in Brazos, the Fund’s real estate investments represented 31.6% of the Fund’s net assets as of September 30, 2006.

During the quarter ended September 30, 2006, rental income from real estate operations was approximately $10.7 million compared to approximately $11.2 million for the quarter ended September 30, 2005, a decrease of $0.5 million or 4%. This decrease in rental income from real estate operations was due to a decrease in the rental income of Brazos. During the quarter ended September 30, 2005, rental income decreased principally due to Belmar Realty’s October 2004 sale of all of the properties held by a Real Estate Joint Venture, Bel Alliance Apartments LLC (Bel Apartments) and the September 2004 sale of an industrial distribution Real Estate Joint Venture, Cimmaron Property Trust (Cimmaron), offset in part by the rental income of Brazos, which was acquired in June 2004.

During the quarter ended September 30, 2006, property operating expenses were approximately $2.2 million compared to approximately $1.7 million for the quarter ended September 30, 2005, an increase of $0.5 million or 29%. The increase in property operating expenses was due to higher property operating expenses at the properties held by Brazos. Property operating expenses for the quarter ended September 30, 2005 decreased principally due to the sale of the properties held by Bel Apartments referenced above. For most industrial distribution properties, rent levels are expected to see modest growth over the near term. Boston Management and Research (Boston Management), the Fund’s investment adviser, expects that improvements in industrial distribution property operating performance will occur over the long term.

During the quarter ended September 30, 2006, the Fund saw unrealized appreciation of the estimated fair value of its other real estate investments (which include Brazos and Bel Stamford) of approximately $5.3 million compared to unrealized appreciation of approximately $0.5 million during the quarter ended September 30, 2005. Net unrealized appreciation of approximately $5.3 million during the quarter ended September 30, 2006 was due to net increases in the estimated fair values of the properties held by Brazos. Estimated fair values have increased due to both modest growth expected in near-term property earnings and to lower capitalization and discount rates applied in valuing properties. Net unrealized appreciation of approximately $0.5 million during the quarter ended September 30, 2005 was primarily the result of appreciation in the value of the properties held by Brazos.

During the quarter ended September 30, 2006, the Fund saw net unrealized appreciation of the estimated fair value of its Partnership Preference Units of approximately $1.2 million compared to net unrealized depreciation of approximately $0.5 million during the quarter ended September 30, 2005. The net unrealized appreciation of approximately $1.2 million during the quarter ended September 30, 2006 was primarily attributable to increases in the per unit values of Partnership Preference Units. During the quarter ended September 30, 2006, estimated fair values were positively impacted by declining interest rates. The net unrealized depreciation of approximately $0.5 million at September 30, 2005 resulted from decreases in the per unit values of Partnership Preference Units held, due primarily to increasing long-term interest rates.

Distributions from Partnership Preference Units for the quarter ended September 30, 2006 were approximately $0.4 million compared to approximately $0.6 million for the quarter ended September 30, 2005, a decrease of $0.2 million or 33%. The decrease was principally due to fewer Partnership Preference Units held on average during the quarter ended September 30, 2006. For the quarter ended September 30, 2005, the decrease in distributions was due principally to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the quarter.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2006, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $5.9 million, compared to net realized and unrealized gains of approximately $4.4 million for the quarter ended September 30, 2005. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2006 consisted of $6.9 million of unrealized depreciation due to changes in swap agreement valuations offset in part by $1.0 million of periodic payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements). For the quarter ended September 30, 2005, net realized and unrealized gains on swap agreements consisted of unrealized appreciation of $5.3 million on swap agreement valuation changes offset in part by $0.9 million of swap agreement periodic payments. The negative impact on Fund performance for the quarter ended September 30, 2006 from changes in swap agreement valuations was attributable to a decrease in swap rates during the period. The positive contribution for the quarter ended September 30, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period.

MD&A for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005.

Performance of the Fund. The Fund’s total return was 8.06% for the nine months ended September 30, 2006. This return reflects an increase in the Fund’s net asset value per share from $95.66 to $102.57 and a distribution of $0.74 per share during the period. The S&P 500 Index had a total return of 8.52% over the same period. Last year, the Fund had a total return of 2.44% for the nine months ended September 30, 2005. This return reflected an increase in the Fund’s net asset value per share from $91.50 to $92.55 and a distribution of $1.12 per share during the period. The S&P 500 Index had a total return of 2.77% over the same period.

Performance of the Portfolio. For the nine months ended September 30, 2006, the Portfolio had a total return of 7.68%, which compares to the 8.52% total return of the S&P 500 Index over the same period. In the first half of 2006, U.S. equity markets posted mixed results as positive earnings and corporate indicators were offset by economic, inflation and geopolitical concerns. In the third quarter, a continued pause in interest rate hikes and significant energy price declines fueled an equity rally. Better than expected earnings results, healthy consumer trends and increased merger and acquisition activity also positively influenced market activity during the period. During the first three quarters of 2006, style and market capitalization leadership trends remained unchanged from the same period last year as small-cap stocks outperformed large-cap stocks and the performance of value stocks, particularly within the large-cap space, remained ahead of growth stocks.

During the nine months ended September 30, 2006, telecommunications, energy and financials were the top performing S&P 500 Index sectors, while information technology, materials and health care were the worst. Market leading industries in the first nine months of 2006 included diversified telecommunications services, automotive and independent power producers. In contrast, internet and catalog retailers, household durables and diversified consumer service industries were among the weakest performing industries.

The Portfolio’s sector allocation at September 30, 2006 remained broadly similar to that as of September 30, 2005, with a slight increase to the industrials, consumer discretionary and health care sectors and a slight decrease to the energy and telecommunications sectors. The Portfolio’s de-emphasis of the stronger-performing telecommunications and utilities sectors coupled with relatively weaker performance of the Portfolio’s energy and health care stocks were the primary detractors to the Portfolio’s relative returns versus the S&P 500 Index over the first three quarters of 2006. Sub-par performance of the Portfolio’s investments in biotechnology and multi-line retail industries also hurt relative returns.

The Portfolio’s overweighting of the strong-performing consumer staples and financials sectors and de-emphasis of the lagging information technology sector were beneficial to the Portfolio during the period. In addition, the Portfolio benefited from relatively stronger performance of its holdings within the machinery and metals and mining industries.

Performance of Real Estate Investments. During the nine months ended September 30, 2006, rental income from real estate operations was approximately $32.9 million compared to approximately $33.4 million for the nine months ended September 30, 2005, a decrease of $0.5 million or 1%. This decrease in rental income from real estate operations was principally due to a decrease in the rental income of Brazos. For the nine months ended September 30, 2005, rental income from real estate operations decreased principally due to Belmar Realty’s sale of all of the properties of Bel Apartments in October 2004, offset in part by the rental income of Brazos, which was acquired in June 2004.

During the nine months ended September 30, 2006, property operating expenses were approximately $6.2 million compared to approximately $5.6 million for the nine months ended September 30, 2005, an increase of $0.6 million or 11%. This increase in property operating expenses was principally due to an increase in the property operating expenses of the properties held by Brazos. During the nine months ended September 30, 2005, property operating expenses decreased principally due to Belmar Realty’s sale of the properties held by Bel Apartments referenced above.

The estimated fair value of the real properties indirectly held through Belmar Realty was approximately $614.6 million at September 30, 2006 compared to approximately $597.3 million at December 31, 2005, a net increase of $17.3 million or 3%. This net increase in the estimated fair values of the real properties for the nine months ended September 30, 2006 was principally due to modest net increases in the estimated fair values of the properties held by Brazos. Estimated fair values have increased due both to modest growth expected in near-term property earnings and to lower capitalization and discount rates applied in valuing the properties.

During the nine months ended September 30, 2006, the Fund saw net unrealized appreciation in the estimated fair values of its other real estate investments (which include Brazos and Bel Stamford) of approximately $10.9 million compared to approximately $6.6 million of unrealized appreciation for the nine months ended September 30, 2005, an increase of $4.3 million. Net unrealized appreciation of $10.9 million during the nine months ended September 30, 2006 was due to net increases in the estimated fair values of the properties held by Brazos. Net unrealized appreciation of $6.6 million during the nine months ended September 30, 2005 was due to increases in the estimated fair values of the properties held by Brazos.

During the nine months ended September 30, 2006, Belmar Realty sold certain of its Partnership Preference Units for approximately $21.0 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net gain of approximately $0.1 million on the transactions. At September 30, 2006, the estimated fair value of Belmar Realty’s Partnership Preference Units was approximately $32.6 million compared to approximately $54.3 million at December 31, 2005, a decrease of $21.7 million or 40%. The net decrease in the estimated fair values was principally due to fewer Partnership Preference Units held at September 30, 2006 and decreases in the per unit values of the Partnership Preference Units held. Estimated fair values for Partnership Preference Units were negatively impacted by rising interest rates for the nine months ended September 30, 2006.

The Fund saw net unrealized depreciation in the estimated fair value of its Partnership Preference Units of approximately $0.9 million during the nine months ended September 30, 2006 compared to net unrealized depreciation of approximately $3.5 million for the nine months ended September 30, 2005. The net unrealized depreciation of approximately $0.9 million during the nine months ended September 30, 2006 consisted of approximately $0.8 million of unrealized depreciation as a result of decreases in the per unit values of Partnership Preference Units during the period, and approximately $0.1 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation as realized gains due to the sales of Partnership Preference Units. The net unrealized depreciation of approximately $3.5 million during the first nine months of 2005 consisted of approximately $0.6 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units held during the period offset by approximately $4.1 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation as realized gains due to the sales of Partnership Preference Units.

Distributions from Partnership Preference Units for the nine months ended September 30, 2006 were approximately $1.3 million compared to approximately $1.9 million for the nine months ended September 30, 2005, a decrease of $0.6 million or 32%. The decrease was principally due to fewer Partnership Preference Units held on average during the nine months ended September 30, 2006. Distributions from Partnership Preference Units decreased during the first nine months of 2005 principally due to fewer Partnership Preference Units held on average and lower average distribution rates during the nine months ended September 30, 2005.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2006, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $1.8 million, compared to net realized and unrealized gains of approximately $1.9 million for the nine months ended September 30, 2005. Net realized and unrealized gains on swap agreements for the nine months ended September 30, 2006 consisted of $1.8 million of periodic payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements). For the nine months ended September

30, 2005, unrealized appreciation of $5.7 million on swap agreement valuation changes was offset in part by $3.8 million of swap agreement periodic payments. For the nine months ended September 30, 2006, changes in swap rates for swaps with maturities comparable to the Fund’s swaps were modest, resulting in minimal impact to the Fund’s performance from changes in swap agreement valuations. The positive contribution to Fund performance for the nine months ended September 30, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period for swaps with maturities comparable to those of the Fund’s swaps.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments. The Fund will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2006, the Fund had outstanding borrowings of $305.0 million and unused loan commitments of $43.5 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $10.3 million. As of December 31, 2005, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $10.3 million.

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

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 6 and 7 to the Fund’s unaudited condensed consolidated financial statements in Item 1 above.

Interest Rate Sensitivity
Cost, Principal (Notional) Amount
by Contractual Maturity and Callable Date
for the Twelve Months Ended September 30,*

								Estimated
								Fair Value
								as of
								September
	2007	2008	2009	2010	2011	Thereafter	Total	30, 2006

Rate sensitive
liabilities:

Long-term debt:

Fixed-rate mortgages	$5,279,625	$5,574,229	$5,959,596	$6,332,952	$6,729,698	$416,745,929	$446,622,029	$448,300,000

Average interest rate	6.01%	6.01%	6.01%	6.01%	6.01%	5.70%	5.72%

Variable-rate Credit
Facility				$305,000,000			$305,000,000	$305,000,000

Average interest rate				5.53%			5.53%

Rate sensitive
derivative financial
instruments:

Pay fixed / receive
variable interest rate
swap agreements				$388,668,000			$388,668,000	$10,291,674

Average pay rate				4.53%			4.53%

Average receive rate				5.52%			5.52%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

MHC Operating
Limited Partnership,
8.0625% Series D
Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 8.11%				$10,272,120			$10,272,120	$9,944,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 7.00%				$13,387,322			$13,387,322	$12,681,750

								Estimated
								Fair Value
								as of
								September
	2007	2008	2009	2010	2011	Thereafter	Total	30, 2006

Vornado Realty, L.P.,
6.75% Series D-14
Cumulative
Redeemable Preferred
Units, Callable 9/9/10,
Current Yield: 6.78%(1)				$9,458,472			$9,458,472	$9,948,489

* The amounts listed reflect the Fund’s positions as of September 30, 2006. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election as described in Item 5 of the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005). During each month in the quarter ended September 30, 2006, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

July 31, 2006	98,124.262	$97.04

August 31, 2006	83,454.730	$98.65

September 30, 2006	206,230.510	$99.57

Total	387,809.502	$99.14

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 30, 2006.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on November 9, 2006.

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