Form 10-K
period 2006-12-31
BELMAR CAPITAL FUND LLC
filed 2007-06-28
CIK 1108991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934 (THE ACT)
For the Fiscal Year Ended December 31, 2006
Commission file number 000-32633

Belmar Capital Fund LLC (the Fund)
(Exact Name of Registrant as Specified in Its Charter)

Delaware                                                              04-3508106
(State of Organization)                           (I.R.S. Employer Identification No.)

The Eaton Vance Building
255 State Street
Boston, Massachusetts 02109
(Address and Zip Code of Principal Executive Offices)

617-482-8260
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Interests in the Fund (Shares)

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. [X] Yes [ ] No

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [ X] No

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large Accelerated Filer [X] Accelerated Filer [ ] Non-accelerated Filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes [ ] No [X]

Aggregate market value of the Shares held by non-affiliates of Registrant, based on the closing net asset value on June 30, 2006 was $1,810,575,288. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the Registrant’s manager, its executive officers and directors and persons holding 5% or more of the Registrant’s Shares are affiliates.

Incorporations by Reference: None.

The Exhibit Index is located on page 86.

Explanatory Note

The Annual Report on Form 10-K of Belmar Capital Fund LLC (the Fund) for the fiscal year ended December 31, 2006 contains restated consolidated financial statements for its fiscal years ended December 31, 2005 and 2004. Additionally, selected financial data as presented in Item 6 herein has been restated. The consolidated financial statements have been restated to present the Fund’s investment in real estate joint ventures (as described herein) using the equity method and to correct the allocation between realized gain (loss) and unrealized appreciation (depreciation) for certain investments. The restatement of this financial information, and reviews and discussions related thereto, delayed the filing of the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The restatement did not affect the Fund’s net asset value per share, net assets, net investment income, net increase in net assets from operations or total return.

                                                                                           2

	PART II
5	Determining Net Asset Value, Market for Fund Shares,
	Related Shareholder Matters and Issuer Purchases of Equity Securities	13
	Market Information, Restrictions on Transfers and Redemption of Shares	13
	Transfers of Fund Shares	13
	Redemption of Fund Shares	13
	Determining Net Asset Value	15
	Historic Net Asset Values	15
	Record Holders of Shares of the Fund	16
	Distributions	16
	Income and Capital Gain Distributions	16
	Special Distributions	16
6	Selected Financial Data	17
	Table of Selected Financial Data	17
7	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations (MD&A)	18
	Results of Operations	18
	MD&A for the Year Ended December 31, 2006
	Compared to the Year Ended December 31, 2005	19
	Performance of the Fund	19
	Performance of the Portfolio	19
	Performance of Real Estate Investments	20
	Performance of Interest Rate Swap Agreements	20
	MD&A for the Year Ended December 31, 2005
	Compared to the Year Ended December 31, 2004	21
	Performance of the Fund	21
	Performance of the Portfolio	21
	Performance of Real Estate Investments	21
	Performance of Interest Rate Swap Agreements	22
	Liquidity and Capital Resources	22
	Outstanding Borrowings	22
	Liquidity	22
	Off-Balance Sheet Arrangements	23
	The Fund’s Contractual Obligations	23
	Critical Accounting Estimates	24
7A	Quantitative and Qualitative Disclosures About Market Risk	26
	Quantitative Information About Market Risk	26
	Interest Rate Risk	26
	Qualitative Information About Market Risk	28
	Risks Associated with Equity Investing	28
	Risks of Investing in Foreign Securities	28
	Risks of Certain Investment Techniques	28
	Risks of Real Estate Investments	29
	Risks of Interest Rate Swap Agreements	31
	Risks of Leverage	31
8	Financial Statements and Supplementary Data	32

                                                                                             3

9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	33
9A	Controls and Procedures	33
	Fund Governance	33
	Disclosure Controls and Procedures	33
	Internal Control over Financial Reporting	33
9B	Other Information	34
	PART III
10	Directors, Executive Officers and Corporate Governance	35
	Management	35
	Compliance with Section 16(a) of the Securities Exchange Act of 1934	36
	Code of Ethics	36
11	Executive Compensation	36
12	Security Ownership of Certain Beneficial Owners and Management
	and Related Shareholder Matters	36
	Security Ownership of Certain Beneficial Owners	36
	Security Ownership of Management	36
	Changes in Control	36
13	Certain Relationships and Related Transactions, and
	Director Independence	36
	The Fund’s Investment Advisory and Administrative Fee	37
	Belmar Realty’s Management Fee	37
	The Portfolio’s Investment Advisory Fee	38
	Servicing Fees Paid by the Fund	38
	Servicing Fees Paid by Belvedere Company	38
	Distribution Fees Paid to EV Distributors	38
	Certain Real Estate Investment Transactions	39
14	Principal Accounting Fees and Services	39
	PART IV
15	Exhibits and Financial Statement Schedules	40
APPENDIX A		41
FINANCIAL STATEMENTS		42
SIGNATURES		85
EXHIBIT INDEX		86

                                                                                              4

PART I

Item 1. Business.

Fund Overview. Belmar Capital Fund LLC (the Fund) is a private investment company organized by Eaton Vance Management (Eaton Vance) to provide diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected public companies. The Fund’s investment objective is to achieve long-term, after-tax returns for persons who have invested in the Fund (Shareholders). The Fund, a Delaware limited liability company, commenced its investment operations on March 17, 2000. Limited liability company interests of the Fund (Shares) were issued to Shareholders at five closings during 2000. At each Fund closing, the Fund accepted contributions of stock from investors in exchange for Shares of the Fund. The Fund discontinued offering Shares on November 29, 2000 and, while the Fund is not prohibited from doing so, no future offering is anticipated. As of December 31, 2006, the Fund had net assets of approximately $2.0 billion.

Structure of the Fund. The Fund is structured to provide tax-free diversification and tax-sensitive investment management to Shareholders. To meet the objective of tax-free diversification, the Fund must satisfy specific requirements of the Internal Revenue Code of 1986, as amended (the Code). In order for the contributions of appreciated stock to the Fund by Shareholders to be nontaxable, not more than 80% of the Fund’s assets (calculated in the manner prescribed) may consist of “stocks and securities” as defined in the Code. To meet this requirement, the Fund normally invests at least 20% of its assets as so determined in certain real estate investments (see “The Fund’s Real Estate Investments” below). The Fund invests up to 80% of its assets in a diversified portfolio of common stocks (see “The Fund’s Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio” below). The Fund may also invest cash on a temporary basis in short-term instruments including in an investment company, Cash Management Portfolio, advised by an affiliate of Eaton Vance. The Fund acquires its real estate investments with borrowed funds, as described below under “Fund Borrowings”. See Appendix A for a chart detailing the investment structure of the Fund.

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

Fund Management. The manager of the Fund is Eaton Vance, a Massachusetts business trust registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the Advisers Act). Eaton Vance and its subsidiary, Boston Management and Research (Boston Management), provide management and advisory services to the Fund, its real estate subsidiary and the investment portfolio in which the Fund invests. Boston Management is also registered as an investment adviser under the Advisers Act. Eaton Vance and Boston Management provide advisory, administration and/or management services to over 150 investment companies, as well as separate accounts managed for individual and institutional investors. As of April 30, 2007, Eaton Vance and its affiliates managed approximately $150.0 billion on behalf of clients. The fees payable to the Eaton Vance organization, as well as other fees payable by the Fund, are described in Item 13. The Eaton Vance organization is subject to certain conflicts of interest in providing services to the

Fund, its subsidiaries and the investment portfolio in which the Fund invests. See “The Eaton Vance Organization – Conflicts of Interest" below.

The Fund’s Offering. Shares of the Fund were privately offered and sold only to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933, as amended (the Securities Act), who were “qualified purchasers” (as defined in Section 2(a)(51)(A) of the Investment Company Act of 1940, as amended (the 1940 Act)). The offering was conducted by Eaton Vance Distributors, Inc. (EV Distributors), a wholly owned subsidiary of Eaton Vance, as placement agent and by certain subagents appointed by EV Distributors. The Shares were offered and sold in reliance upon an exemption from registration provided by Rule 506 under the Securities Act. The Fund issued Shares to Shareholders at closings taking place on March 17, 2000, May 16, 2000, July 19, 2000, September 27, 2000 and November 29, 2000. At the five closings, an aggregate of 25,888,893 Shares were issued in exchange for Shareholder contributions totaling approximately $2.6 billion.

The Fund is registered under the Securities Exchange Act of 1934, as amended (the 1934 Act), and files periodic reports (such as reports on Form 10-Q and Form 10-K) thereunder. Copies of the reports filed by the Fund are available: at the public reference room of the Securities and Exchange Commission (SEC) in Washington, DC (call 1-202-551-8690 for information on the operation of the public reference room); on the EDGAR Database on the SEC’s Internet site (http:// www.sec.gov); or, upon payment of copying fees, by writing to the SEC’s public reference section, 100 F Street, NE, Washington, DC 20549-0102, or by electronic mail at publicinfo@sec.gov. The Fund does not have a website. The Fund intends to provide Shareholders with an annual and semiannual report containing the Fund’s consolidated financial statements, audited by the Fund’s independent registered public accounting firm in the case of the annual report.

The Fund’s Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio. At each Fund closing, all of the securities accepted for contribution to the Fund were contributed by the Fund to Belvedere Capital Fund Company LLC (Belvedere Company), a Massachusetts limited liability company, in exchange for shares of Belvedere Company. Belvedere Company, in turn, immediately thereafter contributed the securities received from the Fund to Tax-Managed Growth Portfolio (the Portfolio) in exchange for an interest in the Portfolio. The Portfolio is a diversified, open-end management investment company registered under the 1940 Act with net assets of approximately $20.4 billion as of December 31, 2006. As of December 31, 2006, the Fund’s investment in the Portfolio through Belvedere Company had a value of approximately $2.0 billion (equal to approximately 81.6% of the Fund’s total assets on a consolidated basis).

Belvedere Company. Belvedere Company was organized in 1997 by Eaton Vance to offer tax-free diversification and tax-sensitive investment management to certain qualified investors who contributed diversified portfolios of equity securities. As of December 31, 2006, the investment assets of Belvedere Company consisted exclusively of an interest in the Portfolio with a value of approximately $14.9 billion. As of such date, the Fund owned approximately 13.6% of Belvedere Company’s outstanding shares. As of December 31, 2006, the other investors in Belvedere Company included eleven other investment funds sponsored by the Eaton Vance organization (investment fund investors), as well as qualified individual investors who acquired shares of Belvedere Company in exchange for portfolios of acceptable securities (non-investment fund investors).

Belvedere Company considers for acceptance equity securities that (i) are listed on the New York Stock Exchange (NYSE), the American Stock Exchange, the NASDAQ Global or Global Select Market or a major foreign exchange, (ii) have a trading price of at least $10.00 per share and (iii) are issued by issuers having an equity market capitalization of at least $500 million. Because Belvedere Company only accepts contributions of diversified baskets of securities (as described below), it is not subject to the requirement that not more than 80% of its assets consist of “stocks and securities” as defined in the Code. For investors that own a diversified basket of securities, investing in Belvedere Company (rather than in the Fund) avoids the costs and risks of investing in real estate and the associated financial leverage to which the Fund is subject. See "Risks of Real Estate Investments" and "Risks of Leverage" in Item 7A(b).

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

The Portfolio. The Portfolio was organized in 1995 by Eaton Vance as the successor to the investment operations of Eaton Vance Tax-Managed Growth Fund 1.0 (Tax-Managed Growth 1.0), a mutual fund established in 1966 by Eaton Vance and managed from inception for long-term, after-tax returns. As of December 31, 2006, investors in the Portfolio included six investors in addition to Belvedere Company and Tax-Managed Growth 1.0, each of which acquired or is acquiring on a continuous basis interests in the Portfolio with cash. All investors in the Portfolio are sponsored by or affiliated with Eaton Vance. As of December 31, 2006, Belvedere Company owned approximately 73.1% of the Portfolio’s net assets.

The Fund invests in the Portfolio (on an indirect basis through Belvedere Company) because it is a well-established investment portfolio that has an investment objective and policies that are compatible to those of the Fund. Investing in the Portfolio enables the Fund to participate in a substantially larger and more diversified investment portfolio than it could achieve by managing the contributed securities directly. The audited financial statements of the Portfolio for the year ended December 31, 2006 are included as pages 67 to 84 of this Annual Report on Form 10-K. The Portfolio’s audited financial statements include information about the assets and liabilities of the Portfolio, including Portfolio income and expenses. For a discussion of the Portfolio’s performance for the year ended December 31, 2006, see “Performance of the Portfolio” in Item 7. For a description of the investment advisory fee payable by the Portfolio, see "The Portfolio’s Investment Advisory Fee" in Item 13.

The Portfolio’s Investment Objective and Policies. The investment objective of the Portfolio is to achieve long-term, after-tax returns for its investors by investing in a diversified portfolio of equity securities. The Portfolio invests primarily in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Portfolio seeks to invest in a broadly diversified portfolio of stocks and to invest primarily in established companies with characteristics of above-average growth, predictability and stability that are acquired with the expectation of being held for a period of years. Under normal market conditions, the Portfolio invests primarily in common stocks. The Portfolio has acquired securities through contributions from Belvedere Company, Tax-Managed Growth 1.0 and Eaton Vance Tax-Managed Growth Fund 1.1, and through purchases of securities with cash invested in the Portfolio by other investors.

Although the Portfolio may, in addition to investing in common stocks, invest in investment-grade preferred stocks and debt securities, purchases of such securities are normally limited to securities convertible into common stocks and temporary investments in short-term notes and government obligations. During periods in which the investment adviser to the Portfolio believes that returns on common stock investments may be unfavorable, the Portfolio may invest a significant portion of its assets in U.S. government obligations and high quality short-term notes, including such investments held through Cash Management Portfolio. The Portfolio’s holdings represent a number of different industries. Not more than 25% of the Portfolio’s assets may be invested in the securities of issuers having their principal business activity in the same industry, determined as of the time of acquisition of any such securities.

The Portfolio’s Tax-Sensitive Management Strategies. In its operations, the Portfolio seeks to achieve long-term, after-tax returns in part by minimizing the taxes incurred by investors in the Portfolio in connection with the Portfolio’s investment income and realized capital gains. Taxes on investment income are minimized by investing primarily in lower-yielding securities and stocks that pay dividends that qualify for favorable federal tax treatment. Taxes on realized capital gains are minimized by minimizing the sale of securities’ holdings with large accumulated capital gains. The Portfolio generally seeks to avoid net realized short-term capital gains.

When the Portfolio decides to sell a particular appreciated security, the Portfolio will select for sale the share lots resulting in the most favorable tax treatment, generally those with holding periods sufficient to qualify for long-term capital gain treatment that have the highest cost basis. The Portfolio may, when deemed prudent by its investment adviser, sell securities to realize capital losses that can be used to offset realized gains. While the Portfolio generally retains the securities contributed to the Portfolio by Belvedere Company, the Portfolio has the flexibility to sell contributed securities. Securities acquired by the Portfolio with cash may be sold in accordance with its management strategies. In lieu of selling a security, the Portfolio may hedge its exposure to that security by using the techniques described below. The Portfolio also disposes of appreciated securities through its practice of settling redemptions by investors in the Portfolio that contributed securities primarily by distributing securities as described in Item 5(a) under “Redemption of Fund Shares.” The Portfolio may also settle redemptions by other investors with distributions of securities upon request. As described in Item 5(a), settling redemptions with appreciated securities can result in certain tax benefits to the Portfolio, Belvedere Company, the Fund and the redeeming Shareholder.

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

The Portfolio’s ability to utilize covered short sales, certain equity swaps, forward sales, futures contracts and certain equity collar strategies as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within 30 days after the end of the Portfolio’s taxable year in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next 60 days after such hedging transaction is closed. In addition, dividends received on stock for which the Portfolio is obligated to make related payments (pursuant to a short sale or otherwise) with respect to positions in substantially similar or related property are subject to federal income tax at ordinary rates and do not qualify for favorable tax treatment. Also, the holding periods required to receive tax-advantaged treatment of qualified dividends on a stock are suspended whenever the Portfolio has an option (other than a qualified covered call option not in the money when written) or contractual obligation to sell or an open short sale of substantially identical stock, is the grantor of an option (other than a qualified covered call option not in the money when written) to buy substantially identical stock or has diminished risk of loss in such stock by holding positions with respect to substantially similar or related property. The use of these investment techniques may require the Portfolio to commit or make available cash and, therefore, may not be available at such times as the Portfolio has limited holdings of cash. The Portfolio did not employ any of the techniques described above on securities holdings during the year ended December 31, 2006. See "Risks of Certain Investment Techniques" in Item 7A(b).

The Fund’s Real Estate Investments. Separate from its investment in the Portfolio through Belvedere Company, the Fund invests in certain real estate investments through Belmar Realty Corporation (Belmar Realty). The ownership structure of Belmar Realty is described below under “Organization of Belmar Realty.” As referred to above under “Fund Overview – Structure of the Fund”, the Fund invests in real estate investments to satisfy certain requirements of the Code for contributions of appreciated stocks to the Fund by Shareholders to be nontaxable. As of December 31, 2006, the consolidated real estate investments of Belmar Realty totaled approximately $443.8 million and represented 17.9% of the Fund’s total assets on a consolidated basis. The Fund acquires its real estate investments with borrowed funds, as described below under “Fund Borrowings”. The Fund seeks a return on its real estate investments over the long term that exceeds the cost of the borrowings incurred to acquire such investments. For a description of material real estate investment transactions during the year ended December 31, 2006, see "Performance of Real Estate Investments" in Item 7(a).

At December 31, 2006, Belmar Realty held investments in a real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos), that is majority owned by Belmar Realty, in a wholly owned real property (Wholly Owned Property) subject to a long-term triple net lease (Net Leased Property), Bel Stamford Investors LLC (Bel Stamford) and in a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Certain of the Partnership Preference Units are held indirectly through Belvorn Holdings LLC (Belvorn). Belvorn is a Delaware limited liability company formed in 2005 and treated as a partnership for tax purposes. At December 31, 2006, Belvorn’s sole investment was Partnership Preference Units issued by Vornado Realty L.P. At December 31, 2006, Belmar Realty owned 10.0% of Belvorn’s outstanding units. Information included herein about Belmar Realty’s Partnership Preference Units includes the Partnership Preference Units held directly through Belmar Realty and indirectly through Belvorn. As of December 31, 2006, approximately 18.3% of the consolidated real estate investments of the Fund consisted of its investment in Brazos, approximately 74.4% was the investment in Bel Stamford, and approximately 7.3% was investments in Partnership Preference Units.

In the future, Belmar Realty may invest in other types of real estate investments, including tenancy-in-common interests in real properties (Co-owned Property) and other real property investments held directly or through majority-owned affiliates. Real Estate Joint Ventures, Wholly Owned Property and Co-owned Property are sometimes referred to herein as the Subsidiary Real Estate Investments. Belmar Realty may purchase real estate investments from, and sell them to, real estate investment affiliates of other investment funds advised by Boston Management. See "Certain Real Estate Investment Transactions" in Item 13.

Boston Management serves as manager of Belmar Realty. In that capacity, Boston Management manages the investment and reinvestment of Belmar Realty’s assets and administers its affairs. See "Belmar Realty’s Management Fee" in Item 13 for a description of the management fee payable by Belmar Realty to Boston Management.

Real Estate Joint Venture Investments. At December 31, 2006, Belmar Realty owned a majority economic interest in a Real Estate Joint Venture, Brazos. Brazos owns real property through its interest in ProLogis Six Rivers Limited Partnership and the ProLogis Brazos Fund L.P. At December 31, 2006, the average occupancy rate of the properties owned by Brazos was approximately 86%.

A board of trustees controls the business of Brazos. Each of Belmar Realty and the minority investor in Brazos has representation on the board and the unanimous consent of the board is required for all major decisions. The board of Brazos has delegated the day-to-day administration of Brazos and the day-to-day management of its real properties to the principal minority investor in Brazos or an affiliated company thereof (the Operating Partner). The Operating Partner receives certain fees from Brazos (including property management fees and fees for administration, construction management, leasing, acquisitions, dispositions and other services) and, in addition, is reimbursed for certain payroll and other direct expenses incurred.

At December 31, 2006, the assets of Brazos consisted of 23 industrial distribution properties. When Brazos was established, the properties held by Brazos were acquired from or in conjunction with the Operating Partner. See Item 2. Distributable cash flows from Brazos are allocated in a manner that provides Belmar Realty: 1) a priority position versus the Operating Partner with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belmar Realty and the subordinated preferred return of the Operating Partner.

Financing for Brazos consists primarily of fixed-rate secured mortgage debt obligations of Brazos that are without recourse to Fund Shareholders and generally without recourse to Belmar Realty and the Fund, as described under "Risks of Real Estate Investments" in Item 7A(b). Both Belmar Realty and the Operating Partner invested equity in Brazos. Belmar Realty’s equity in Brazos was acquired using the proceeds of Fund borrowings.

The Operating Partner of Brazos also serves as an operating partner of other Real Estate Joint Ventures in which affiliates of other investment funds advised by Boston Management hold a majority economic interest. The persons serving as trustees of Brazos on behalf of Belmar Realty are employees or affiliates of Boston Management. See “Directors, Executive Officers and Corporate Governance” in Item 10(a). No director of Belmar Realty or trustee of Brazos is a Shareholder of the Fund. Eaton Vance and its affiliates do not have a material financial interest in Brazos.

The Operating Partner of Brazos is ProLogis, a publicly owned REIT. Common shares of ProLogis are traded on the NYSE under the symbol "PLD". ProLogis owns 20% of the voting shares of Brazos. Belmar Realty owns the balance of such shares. Pursuant to an agreement with ProLogis, upon unanimous consent or from and after August 4, 2014, either Belmar Realty or ProLogis may cause a liquidation of Brazos. If Belmar Realty or ProLogis elects to liquidate Brazos, Brazos will retain an independent third party to effectuate the liquidation.

The sale to Belmar Realty by ProLogis of its interest in Brazos would not affect the REIT qualification of Brazos. If Belmar Realty were to dispose of its interest in Brazos pursuant to the liquidation agreement or otherwise, it may acquire an interest in a different real estate investment to replace the investment sold.

Wholly Owned Property. At December 31, 2006, Belmar Realty owned a Wholly Owned Property that is a Net Leased Property consisting of leasehold improvements in an office building and attached facilities leased to a single tenant under a triple net lease. Belmar Realty owns these interests in leasehold improvements through its subsidiary, Bel Stamford. Bel Stamford’s property is financed by fixed-rate secured mortgage debt obligations of Bel Stamford that are without recourse to Fund Shareholders and generally without recourse to Belmar Realty and the Fund as described under "Risks of Real Estate Investments" in Item 7A(b). Belmar Realty’s equity in Bel Stamford was acquired using the proceeds of Fund borrowings.

The Bel Stamford property is leased on a long-term basis to one tenant that is obligated to pay rent sufficient to service the associated mortgage debt and to pay all costs and expenses associated with the operation and maintenance of the property, including real estate taxes, repairs and insurance. The tenant has also generally indemnified Bel Stamford against certain liabilities in connection with the property. Because all or substantially all of the rental payments are dedicated to debt service, realized returns on Belmar Realty’s investment in the Bel Stamford property generally will be deferred until the property is re-leased following the initial lease term or sold.

Partnership Preference Units. Belmar Realty’s investments in Partnership Preference Units represent preferred equity interests in real estate operating partnerships. The assets of the partnerships that issued the Partnership Preference Units owned by Belmar Realty on December 31, 2006 consisted primarily of direct or indirect ownership interests in real properties, including manufactured home communities, self-storage facilities, office and industrial properties and shopping centers. The Partnership Preference Units owned by Belmar Realty as of December 31, 2006 are listed in Item 7A(a) and in the consolidated portfolio of investments included in the Fund’s consolidated financial statements, which are included as pages 44 to 66 of this Annual Report on Form 10-K. Eaton Vance is not, and has not been, involved in the management or operation of the real estate operating partnerships that issued the Partnership Preference Units owned by Belmar Realty.

The Partnership Preference Units held by Belmar Realty were issued by partnerships that are not publicly traded partnerships within the meaning of Code Section 7704(b). The Partnership Preference Units are perpetual life instruments (subject to call provisions) and are not, by their terms, readily convertible or exchangeable into cash or securities of an affiliated public company. Partnership Preference Units are not rated by a nationally recognized rating agency, and such interests may not be as high in quality as issues that are rated investment grade.

Each issue of Partnership Preference Units held by Belmar Realty normally pays regular quarterly distributions at fixed rates from the net profits or gross income of the issuing partnership, with preferential rights over common and other subordinated units. None of the Partnership Preference Units is or will be registered under the Securities Act and each issue is thus subject to restrictions on transfer.

Organization of Belmar Realty. Belmar Realty operates in such a manner as to qualify for taxation as a REIT under the Code. As a REIT, Belmar Realty generally is not subject to federal income tax on that portion of its ordinary income or taxable gain that is distributed to stockholders each year. The Fund owns 100% of the common stock issued by Belmar Realty, and intends to hold all of the common stock at all times.

Belmar Realty also has issued preferred shares to satisfy certain provisions of the Code, which require that a REIT be beneficially owned in the aggregate by 100 or more persons. The preferred shares of Belmar Realty are owned by not less than 100 charitable organizations that received the preferred shares as gifts. Each charitable organization that received a preferred share was an “accredited investor” (as defined in the Securities Act) with total assets in excess of $5 million at the time the organization received the preferred shares. Eaton Vance selected the charitable organizations from the charities for which it has matched employee contributions and/or based on suggestions from its employees. As of December 31, 2006, the total value of the preferred shares outstanding of Belmar Realty was $210,000. Dividends on preferred shares are cumulative and payable annually at a dividend rate of 8% per year. The dividends paid on preferred shares have priority over payments on common shares. For the year ended December 31, 2006, Belmar Realty paid distributions to preferred shareholders of $16,800.

Fund Borrowings. To finance its real estate investments, the Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (formerly, DrKW Holdings, Inc.) (the DKH Credit Facility) and Merrill Lynch Mortgage Capital, Inc. (the MLMC Credit Facility) (collectively, the Credit Facility). The Credit Facility is secured by a pledge of the Fund’s assets, excluding the Fund’s investment in Brazos and the assets of Bel Stamford, and expires in June 2010. At December 31, 2006, the total principal amount outstanding under the Credit Facility was $309.0 million. The Credit Facility was also used to provide for selling commissions and the Fund’s organizational expenses, as well as any ongoing liquidity needs of the Fund. Under certain circumstances, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder.

The DKH Credit Facility is a term credit agreement. Borrowings under the DKH Credit Facility accrue interest at a rate of one-month LIBOR plus 0.20% per annum. As of December 31, 2006, outstanding borrowings under the DKH Credit Facility totaled $290.0 million.

The MLMC Credit Facility is a revolving credit agreement. The Fund may borrow up to $58.5 million under the MLMC Credit Facility of which up to $10.0 million may be letters of credit. Borrowings under the MLMC Credit Facility accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of December 31, 2006, outstanding borrowings under the MLMC Credit Facility totaled $19.0 million.  There were no letters of credit issued as of December 31, 2006. The unused loan commitment amount totaled $39.5 million. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing letters of credit.

Obligations under the Credit Facility are without recourse to Fund Shareholders. As described above, financing for Brazos and Bel Stamford consists primarily of fixed-rate secured mortgage debt obligations of Brazos and Bel Stamford that are without recourse to Fund Shareholders and generally without recourse to Belmar Realty and the Fund. See "Risks of Real Estate Investments" in Item 7A(b).

Interest Rate Swap Agreements. The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. (MLCS) to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Pursuant to the interest rate swap agreements, the Fund makes cash payments to MLCS at fixed rates in exchange for floating rate payments from MLCS that fluctuate with one-month LIBOR. The interest rate swap agreements currently in effect extend until June 25, 2010, subject to the Fund’s earlier termination rights in the case of certain swaps, and provide for the Fund to make payments to MLCS at fixed rates averaging 4.53% . The variable one-month LIBOR rate on which payments from MLCS are based was 5.32% on December 31, 2006. See Note 8 to the Fund’s consolidated financial statements included as pages 42 to 66 of this Annual Report on Form 10-K.

The Eaton Vance Organization. The Eaton Vance organization sponsors the Fund. Eaton Vance serves as the Fund’s manager. Boston Management serves as the Fund’s investment adviser and as manager of Belmar Realty. EV Distributors served as the Fund’s placement agent. The Fund’s business affairs are conducted by Eaton Vance (as its manager) and its investment operations are conducted by Boston Management (as its investment adviser). The Fund’s officers are employees of Eaton Vance. Eaton Vance, Boston Management and EV Distributors are wholly owned subsidiaries of Eaton Vance Corp., a publicly traded holding company that, through its affiliates and subsidiaries, engages primarily in investment management, administration and marketing activities.

As described above, the Fund pursues its objective primarily by investing in Belvedere Company. Belvedere Company invests exclusively in the Portfolio. Boston Management acts as investment adviser of the Portfolio and manager of Belvedere Company. EV Distributors acts as placement agent for Belvedere Company and the Portfolio. As of December 31, 2006, the assets of the Fund represented approximately 1.9% of assets under management by Eaton Vance and its affiliates. The offices of the Fund, Eaton Vance, Boston Management and EV Distributors are located at 255 State Street, Boston, Massachusetts 02109.

Conflicts of Interest. Boston Management and other Eaton Vance affiliates are subject to certain conflicts of interest in their dealings with the Fund, Belmar Realty, Belvedere Company and the Portfolio, as well as with other investment companies advised by Boston Management that invest in the Portfolio. Eaton Vance and Boston Management have determined and will determine which of their sponsored investment companies invest in the Portfolio, the securities each of them contributes to the Portfolio when making an investment therein and, subject to the rights of redeeming investors in the Portfolio, the securities and/or cash received in redemptions from the Portfolio. Such determinations are inherently subject to potential conflicts of interest. In addition, Portfolio management activities with respect to securities contributed to the Portfolio may have different tax consequences for the contributing investor in the Portfolio than for other investors in the Portfolio. Gains and losses on sales of other securities may also be allocated disproportionately. Boston Management manages the Portfolio in pursuit of long-term, after-tax returns for all investors in the Portfolio and, with respect to contributed securities, takes into account the tax position of the contributing investor in the Portfolio. Whenever conflicts of interest arise, Eaton Vance, Boston Management and other Eaton Vance affiliates will endeavor to exercise their discretion in a manner that they believe is equitable to all interested persons.

Belmar Realty may purchase real estate investments from real estate investment affiliates of other investment funds that are advised by Boston Management. Belmar Realty may also co-invest with such entities in real estate investments and sell real estate investments to such entities. In any such transaction, the assets purchased and sold will be valued in good faith by Boston Management, after consideration of factors, data and information that Boston Management considers relevant. Transaction prices generally will include an allocation of the original costs incurred in creating and acquiring the transferred real estate investments. Real estate investments are often difficult to value and others could in good faith arrive at valuations different from those of Boston Management. See "Critical Accounting Estimates" in Item 7(e).

Item 1A. Risk Factors.

The Fund invests primarily in a diversified portfolio of common stocks and is thereby subject to general stock market risk. There can be no assurance that the performance of the Fund will match that of the U.S. stock market or that of other equity funds. In managing the Portfolio for long-term, after-tax returns, Boston Management generally seeks to avoid or minimize sales of securities with large accumulated capital gains, including contributed securities. Such securities constitute a substantial portion of the assets of the Portfolio. Although the Portfolio may utilize certain management strategies in lieu of selling appreciated securities, the Portfolio’s, and hence the Fund’s, exposure to losses during stock market declines may nonetheless be higher than funds that do not follow a general policy of avoiding sales of highly appreciated securities. The Fund is also subject to risks associated with real estate investments and certain other risks, which are described under "Qualitative Information About Market Risk" in Item 7A(b).

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Fund does not own any physical properties, other than indirectly through Belmar Realty’s investments. At December 31, 2006, Belmar Realty held investments in: Partnership Preference Units of three issuers; Brazos, which owned 23 industrial distribution properties located in eight states (Florida, Indiana, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee); and Bel Stamford, which owned an interest in leashold improvements of an office building and attached facilities in Stamford, Connecticut.

Item 3. Legal Proceedings.

Although in the ordinary course of business the Fund and its direct and indirect subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

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

Redemption of Fund Shares. Shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a Shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all Shareholders and all outstanding Fund Shares are eligible for redemption (except for Shares subject to an estate freeze election). During each month in the quarter ended December 31, 2006, the total number of Shares redeemed and the average price paid per Share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

October	71,293.285	$105.17

November	315,696.919	$107.14

December	48,853.466	$108.25

Total	435,843.670	$107.58

(1)	All Shares redeemed during the periods were redeemed at the option of Shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase Shares other than at the option of Shareholders.

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

If requested by a redeeming Shareholder making a redemption of at least $1 million occurring more than seven years after such Shareholder’s final contribution of securities to the Fund, the Fund will generally distribute to the redeeming Shareholder a diversified basket of securities representing a range of industry groups that is drawn from the Portfolio. The selection of individual securities would be made by Boston Management in its sole discretion. No interests in Real Estate Joint Ventures, Wholly Owned Property, Co-owned Property, Partnership Preference Units or other real estate investments will be distributed to meet a redemption request, and “restricted securities” will be distributed only to the Shareholder who contributed such securities or such Shareholder’s successor in interest. The Fund will not provide a redeeming Shareholder with a diversified basket of securities if such a distribution is expected to cause, directly or indirectly, any other Shareholder, any investor in Belvedere Company or any investor in the Portfolio to realize taxable gain.

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

The Fund may compulsorily redeem all or a portion of the Shares of a Shareholder if the Fund has determined that such redemption is necessary or appropriate to avoid registration of the Fund or Belvedere Company under the 1940 Act, or to avoid adverse tax or other consequences to the Portfolio, Belvedere Company, the Fund or Shareholders, including those redemptions arising as the result of applicable anti-money laundering requirements.

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

The Fund’s net assets are valued in accordance with the Fund’s valuation procedures and reflect the value of its directly held assets and liabilities, as well as the net asset value of the Fund’s investment in the Portfolio held through Belvedere Company and in real estate investments held through Belmar Realty. The trustees of the Portfolio have established procedures for the valuation of the Portfolio’s assets under normal market conditions. Pursuant to these procedures, marketable securities listed on U.S. securities exchanges generally are valued at the last sale price on the day of the valuation or, if there were no sales, at the mean between the closing bid and asked prices therefor on the exchange where such securities are principally traded. Marketable securities listed on the NASDAQ Global or Global Select Market generally are valued at the NASDAQ Global or Global Select Market official closing price. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the last available bid and asked prices or by an independent pricing service. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded, or in the absence of a sale on such day, at the mean between the latest bid and asked prices therefor. Futures positions on securities or currencies are generally valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service.

Foreign securities and currencies held by the Portfolio are valued in U.S. dollars, as calculated by the Portfolio’s custodian based on foreign currency exchange rate quotations supplied by an independent quotation service. Valuation of foreign securities may be adjusted from prices in effect at the close of trading on foreign exchanges to more accurately reflect their fair value as of the close of regular trading on the NYSE. In adjusting the value of foreign equity securities the Portfolio may rely on an independent fair valuation service. Investments for which valuations or market quotations are not readily available are valued at fair value as determined in good faith by or at the direction of the Portfolio’s trustees, considering relevant factors, data and information including, in the case of restricted securities, the market value of freely tradable securities of the same class in the principal market on which such securities are normally traded.

The Fund’s real estate investments are valued each day as determined in good faith by Boston Management after consideration of relevant factors, data and information. The procedures for valuing real estate investments are described under "Critical Accounting Estimates" in Item 7(e). The Fund’s interest rate swap agreements are normally valued by an independent pricing service. Fixed liabilities of the Fund generally are stated at principal value.

Historic Net Asset Values. Set forth below are the high and low net asset values per Share (NAVs) of the Fund for each full quarter during the two years ended December 31, 2006 and 2005, the closing NAV on the last business day of each full quarter, and the percentage change in NAV during each such quarter.

			NAV at	Quarterly %
Quarter Ended	High NAV	Low NAV	Quarter End	Change in NAV(1)
12/31/06	$110.89	$102.22	$110.89	8.11%
9/30/06	$102.62	$ 94.92	$102.57	4.59%
6/30/06	$102.28	$ 94.00	$ 98.07	-1.32%
3/31/06	$100.11	$ 95.36	$ 99.38	3.89%
12/31/05	$ 96.79	$ 88.67	$ 95.66	3.36%
9/30/05	$ 93.70	$ 89.19	$ 92.55	4.14%
6/30/05	$ 90.58	$ 84.90	$ 88.87	0.17%
3/31/05	$ 91.98	$ 87.42	$ 86.72	-3.04%

(1)	Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Changes in NAV are historical. Performance is for the stated time period only; due to market volatility, the Fund’s current performance may be lower or higher. For more information about the performance of the Fund, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” in Item 7(a).

(b) Record Holders of Shares of the Fund.

As of May 15, 2007, there were 604 record holders of Shares of the Fund.

(c) Distributions.

Income and Capital Gain Distributions. The Fund intends to distribute each year the amount of its net investment income for such year, if any. The Fund also intends to make annual capital gain distributions equal to approximately 18% of the amount of its net realized capital gains, if any, other than certain precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event for a security contributed to the Fund by that Shareholder or that Shareholder’s predecessor in interest. The Fund’s net investment income and net realized gains include the Fund’s allocated share of the net investment income and net realized gains of Belvedere Company and, indirectly, the Portfolio, as well as income and capital gains, if any, distributed by Belmar Realty. The Fund’s distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income or loss and net realized gain or loss as set forth in the Fund’s consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under GAAP. The Fund intends to pay distributions, if any, on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. The Fund’s distribution rates with respect to realized gains may be adjusted in the future to reflect changes in the effective maximum marginal individual federal tax rate applicable to long-term capital gains.

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

On January 26, 2007, the Fund made a distribution of $1.25 per Share to Shareholders of record on January 25, 2007. On January 26, 2006, the Fund made a distribution of $0.74 per Share to Shareholders of record on January 25, 2006. On January 27, 2005, the Fund made a distribution of $1.12 per Share to Shareholders of record on January 26, 2005.

Special Distributions. In addition to the pro rata income and capital gain distributions described above, the Fund also makes distributions to Shareholders’ allocated precontribution gain (other than certain precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event involving a security contributed by such Shareholder or such Shareholder’s predecessor in interest) (a Special Distribution). Special Distributions generally equal approximately 18% of the amount of realized precontribution gains plus approximately 4% of the allocated precontribution gain or such other percentage as deemed appropriate to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and Special Distributions. Special Distributions are made solely to the Shareholders to whom the precontribution gain is allocated. The Fund does not intend to make Special Distributions to a Shareholder in respect of realized precontribution gain allocated to a Shareholder or such Shareholder’s predecessor in interest in connection with a taxable tender offer or other taxable corporate event involving a security contributed by such Shareholder or such Shareholder’s predecessor in interest. The Fund made no Special Distributions during the years ended December 31, 2006 and 2005.

Item 6. Selected Financial Data.

Table of Selected Financial Data.The consolidated data referred to below reflects the Fund’s historical results for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The following information should be read in conjunction with all of the consolidated financial statements and related notes appearing on pages 42 to 84 of this Annual Report on Form 10-K. The other consolidated data referred to below is as of each period end.

		Year Ended	Year Ended	Year Ended	Year Ended
	Year Ended	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002
	December 31, 2006	Restated (3)	Restated (3)	Restated (4)	Restated (4)

Total investment income	$48,447,751	$47,791,819	$58,398,806	$61,971,601	$66,658,001
Interest expense	$29,511,803	$24,413,082	$21,660,516	$8,670,248	$13,623,896
Net expenses (including
interest expense)	$38,759,796	$33,940,971	$33,120,217	$18,230,782	$23,894,557
Net investment income	$9,671,155	$13,834,048	$25,224,494	$43,724,019	$42,746,644
Net realized gain (loss)	$64,745,627	$8,498,697	$17,553,879	$(37,704,437)	$(116,365,312)
Net change in unrealized
appreciation (depreciation)	$217,467,992	$82,218,493	$92,190,413	$405,769,668	$(342,739,204)
Net increase (decrease) in net
assets from operations	$291,884,774	$104,551,238	$134,968,786	$411,789,250	$(416,357,872)
Total assets	$ 2,485,947,095	$ 2,408,023,197	$ 2,427,729,821	$ 2,435,838,354	$ 2,267,067,243
Loan payable — Credit
Facility	$309,000,000	$304,000,000	$290,000,000	$513,000,000	$596,500,000
Mortgage notes payable	$216,358,763	$221,197,696	$225,751,737	$—	$—
Net assets	$ 1,956,020,593	$ 1,876,369,119	$ 1,910,487,498	$ 1,920,611,857	$ 1,620,229,805
Shares outstanding	17,639,300	19,614,094	20,880,411	22,261,334	23,190,678
Net asset value and
redemption price
per Share	$110.89	$95.66	$91.50	$86.28	$69.87
Net increase (decrease) in net
assets from operations
per Share(1)	$15.97	$5.28	$6.37	$18.11	$(17.50)
Distribution paid per Share(2)	$0.74	$1.12	$1.15	$1.70	$—

(1)	Based on average Shares outstanding.

(2)	Distributions of net investment income and net realized capital gains are normally paid at the end of each year, or shortly thereafter, to Shareholders of record as of the record date. See "Distributions" in Item 5(c).

(3)	As discussed in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K, the financial statements from which the selected financial data are derived, have been restated. The selected financial data has been restated as follows: total assets were previously reported as $2,677,042,933 and restated as $2,427,729,821 and mortgage notes payable was previously reported as $455,098,913 and restated as $225,751,737.

(4)	As discussed in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K, the financial statements from which the selected financial data are derived, have been restated. The selected financial data has been restated as follows:

	Year Ended		Year Ended
	December 31, 2003		December 31, 2002

	Previously		Previously
	Reported	Restated	Reported	Restated

Total investment income	$94,906,482	$61,971,601	$99,814,835	$66,658,001
Interest expense	$22,974,061	$8,670,248	$28,506,573	$13,623,896
Net expenses (including interest
expense)	$50,746,633	$18,230,782	$56,644,137	$23,894,557
Minority interests in net income
of controlled subsidiaries	$(435,830)	$—	$(424,054)	$—
Net realized gain (loss)	$5,911,089	$(37,704,437)	$(41,522,684)	$ (116,365,312)
Net change in unrealized
appreciation (depreciation)	$362,154,142	$405,769,668	$ (417,581,832)	$ (342,739,204)
Total assets	$ 2,611,939,419	$2,435,838,354	$ 2,445,639,296	$ 2,267,067,243
Mortgage notes payable	$161,157,192	$—	$162,461,900	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the 1934 Act . Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of the Fund could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates. See "Qualitative Information About Market Risk" in Item 7A(b) below.

The following discussion should be read in conjunction with the Fund’s consolidated financial statements and related notes appearing on pages 42 to 66 of this Annual Report on Form 10-K. The MD&A gives effect to the restatement for the fiscal years ended December 31, 2005 and 2004 as discussed in Note 13 to the consolidated financial statements.

(a) Results of Operations.

Increases and decreases in the Fund’s net asset value per share are based on net investment income or loss and realized and unrealized gains and losses on investments. The Fund’s net investment income or loss is determined by subtracting the Fund’s total expenses from its investment income. The Fund’s investment income generally includes the net investment income allocated to the Fund from Belvedere Company, rental income from Wholly Owned Property, net investment income allocated to the Fund from Real Estate Joint Venture investments and Co-owned Property, partnership income allocated from the Partnership Preference Units owned directly or indirectly by Belmar Realty and interest earned on the Fund’s short-term investments, including investments in Cash Management Portfolio. The net investment income of Belvedere Company allocated to the Fund includes dividends, interest and expenses allocated to Belvedere Company by the Portfolio less the expenses of Belvedere Company allocated to the Fund. The Fund’s total expenses generally include the Fund’s investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgage notes on Wholly Owned Property, interest expense on the Fund’s Credit Facility, and other miscellaneous expenses. The Fund’s realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund’s indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belmar Realty, the Fund’s interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

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

MD&A for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.

Performance of the Fund.(1) The Fund’s investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance, as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund’s primary performance benchmark. The S&P 500 Index is a broad-based, unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in the Portfolio. The Fund invests in the Portfolio through its interest in Belvedere Company. The Fund’s performance will differ from that of the Portfolio primarily due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowing incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value.

The Fund’s total return for the year ended December 31, 2006 was 16.82%. This return reflects an increase in the Fund’s net asset value per Share from $95.66 to $110.89 and a distribution of $0.74 per Share during the period. For comparison, the S&P 500 Index had a total return of 15.78% over the same period. The combined impact on performance of the Fund’s investment activities outside of the Portfolio was positive for the year ended December 31, 2006.

The Fund had a total return of 5.89% for the year ended December 31, 2005. This return reflected an increase in the Fund’s net asset value per Share from $91.50 to $95.66 and a distribution of $1.12 per Share during the period. For comparison, the S&P 500 Index had a total return of 4.91% over the same period.

Performance of the Portfolio. The year ended December 31, 2006 marked another impressive year for equities as broad U.S. markets locked in a fourth consecutive annual gain. Helping fuel the rally were easing inflation and housing concerns, as well as declining oil prices and a continued pause in interest rate increases. Record levels of mergers and private equity activity further supported higher stock prices during the year, as did better than expected earnings and profit results. Price gains for the year were broad-based, but of particular note were the double digit gains realized by the blue chip Dow Jones Industrial Average and the S&P 500 Index.

For the year ended December 31, 2006, each of the ten major sectors included in the S&P 500 Index registered positive returns. Telecommunications, energy and utilities were the top performing S&P 500 Index sectors during the year, while the health care and information technology sectors had the weakest performance. Market leading industries of 2006 included diversified telecommunications, real estate investment trusts and investment banking and brokerage. In contrast, the internet and catalog retailers, biotechnology and educational service industries realized weaker returns for the year. During the course of the year, on average, small-cap stocks outperformed large-cap stocks and the value investment style continued to outperform the growth investment style.

The Portfolio invests on a long term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. The Portfolio’s performance for the year ended December 31, 2006 was 13.69%, which trailed the return of the S&P 500 Index by 2.09% . The Portfolio underperformed its benchmark due in part to differences in sector allocation and stock selection versus the S&P 500 Index. The total return of the Portfolio for the year ended December 31, 2005 was 4.70%, which trailed the S&P 500 Index by 0.21%.

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

During the year ended December 31, 2006, the Portfolio remained overweight in the industrials, consumer staples and consumer discretionary sectors, while continuing to underweight the technology, telecommunications and utilities sectors. The Portfolio benefited from its emphasis of the strong performing energy and consumer discretionary sectors and relatively stronger investment selection within commercial banks and metals and mining versus the S&P 500 Index. The Portfolio’s underweight of the technology sector was also helpful, particularly within the semiconductor and internet software industries, as stocks in those sectors experienced significant declines over the course of the year.

During the year ended December 31, 2006, the Portfolio’s de-emphasis of high dividend yielding stocks, such as those in the utilities and telecommunications sectors, hurt performance, as did the weak performance of certain of the Portfolio’s holdings in the health care and consumer staples sectors. Despite positive performance from holdings in the air freight and machinery industries, the Portfolio’s overweight of the lagging industrials sector negatively impacted returns.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belmar Realty. As of December 31, 2006, real estate investments included an investment in a Real Estate Joint Venture (Brazos), a Wholly Owned Property (Bel Stamford) and a portfolio of Partnership Preference Units. Brazos owns industrial distribution properties and Bel Stamford owns leasehold improvements in an office building and attached facilities leased to a single tenant subject to a triple net lease.

During the year ended December 31, 2006, Belmar Realty sold certain of its Partnership Preference Units for approximately $21.1 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net gain of approximately $0.2 million on the transactions.

During the year ended December 31, 2006, the Fund’s net investment income from real estate investments held through Belmar Realty was approximately $10.6 million compared to approximately $12.3 million for the year ended December 31, 2005, a decrease of $1.7 million or 14%. The decrease was principally due to lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the year and a decrease in the net investment income from Brazos primarily due to a net increase in vacancy rates at properties held by Brazos.

The estimated fair value of the Fund’s real estate investments was approximately $443.8 million at December 31, 2006 compared to approximately $410.1 million at December 31, 2005, a net increase of $33.7 million or 8%. This net increase was due to an increase in the estimated fair value of Bel Stamford and modest net increases in the estimated fair value of Belmar Realty’s investment in Brazos, partially offset by fewer Partnership Preference Units held at year end.

During the year ended December 31, 2006, the Fund’s investments in real properties achieved modest returns, benefiting from capital appreciation as investor demand for institutional-grade real estate remained robust. Both capitalization rates and discount rates declined in most markets and for most property types, causing increases in estimated fair values even in cases where operating performance was down. The estimated fair values of Partnership Preference Units were negatively impacted by higher interest rates at December 31, 2006.

During the year ended December 31, 2006, the Fund saw net unrealized appreciation of the estimated fair value of its real estate investments of approximately $53.7 million compared to net unrealized appreciation of approximately $17.5 million during the year ended December 31, 2005. Net unrealized appreciation of approximately $53.7 million consisted primarily of $40.0 million of net unrealized appreciation in Bel Stamford and $14.5 million of net unrealized appreciation in Belmar Realty’s investment in Brazos.

Subsequent to December 31, 2006, Bel Stamford was appraised in accordance with Belmar Realty's  valuation procedures, resulting in a decrease in the estimated fair value of Bel Stamford of approximately $37 million or 11%.

Performance of Interest Rate Swap Agreements. For the year ended December 31, 2006, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $2.4 million, compared to approximately $3.6 million of net realized and unrealized gains for the year ended December 31, 2005. Net realized and unrealized gains on swap agreements in 2006 consisted of $2.8 million of periodic payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s consolidated financial statements), offset in part by $0.4 million of net realized and unrealized losses due to changes in swap agreement valuations. The negative contribution to Fund performance from changes in swap agreement valuation in 2006 was attributable to a decrease in the remaining term of the agreements, offset in part by modest increases to the swap rates during each of the years for swaps with maturities comparable to those of the Fund’s swaps.

MD&A for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004.

Performance of the Fund. The Fund had a total return of 5.89% for the year ended December 31, 2005. This return reflected an increase in the Fund’s net asset value per Share from $91.50 to $95.66 and a distribution of $1.12 per Share during the period. For comparison, the S&P 500 Index had a total return of 4.91% over the same period.

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

For the year ended December 31, 2005, energy and utilities were the top performing sectors in the S&P 500 Index. The energy sector was up 31% in 2005 and the utility sector rose over 16% for the same period. In contrast, each of the eight remaining sectors in the S&P 500 Index recorded single-digit or negative returns. The more growth-oriented consumer discretionary, telecommunications and technology sectors were the worst performers for the year. Also, small-and mid-capitalization stocks outperformed large-cap stocks.

The Portfolio’s performance for the year ended December 31, 2005 was 4.70%, trailing the return of the S&P 500 Index by 0.21% due in part to differences in sector allocation and stock selection. The total return of the Portfolio for the year ended December 31, 2004 was 9.67% . The Portfolio remained overweighted in the industrials and energy sectors, while continuing to underweight the technology, telecommunications and utilities sectors. The Portfolio’s energy emphasis was additive to performance as stocks there advanced on record-high commodity prices. Financials also experienced solid gains in 2005, and the Fund’s performance benefited from the Portfolio’s overweighting of capital markets and insurance industries and de-emphasis of mortgage finance stocks. Telecommunications stocks continued to struggle through the year, and the Portfolio’s underweighted position there was beneficial to returns.

The Portfolio’s worst performance came from the industrials and information technology sectors. Capacity and pricing issues plagued information technology holdings, and investments within computers and peripherals were notable underperformers. An overweighting in lagging machinery and building products stocks within the industrials sector was also deterimental to performance. In addition, de-emphasis of the slower-growth, high-dividend-yielding areas, such as utilities, also detracted from returns, as investors favored these defensive investments for much of 2005.

Performance of Real Estate Investments. As of December 31, 2005, real estate investments included an investment in a Real Estate Joint Venture (Brazos), a Wholly Owned Property (Bel Stamford) and a portfolio of Partnership Preference Units.

During the year ended December 31, 2005, Belmar Realty acquired interests in additional Partnership Preference Units for a total of approximately $20.0 million. During the year ended December 31, 2005, Belmar Realty also sold certain of its Partnership Preference Units for a total of approximately $30.6 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a gain of approximately $4.3 million on the transactions. On September 30, 2005, a property management contract in which Brazos held an interest was terminated, resulting in a gain of approximately $1.6 million.

During the year ended December 31, 2005, the net investment income from the real estate investments held through Belmar Realty was approximately $12.3 million compared to approximately $24.3 million for the year ended December 31, 2004, a decrease of $12.0 million or 49%. The decrease was principally due to lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the year. The decrease in average distribution rates for Partnership Preference Units for the year ended December 31, 2005 was primarily due to the restructuring of certain Partnership Preference Units (reflecting lower market rates for preferred securities) as they neared their potential call dates.

The estimated fair value of the Fund’s real estate investments was approximately $410.1 million at December 31, 2005 compared to approximately $404.8 million at December 31, 2004, a net increase of $5.3 million or 1%. This net increase was principally due to modest increases in the estimated fair value of Bel Stamford and Belmar Realty’s investment in Brazos, partially offset by fewer Partnership Preference Units held at year end.

Despite weak operating conditions in 2005 and the preceding several years, estimated property values increased during 2005 as lower near-term property earnings expectations generally were offset by lower capitalization and discount rates applied in valuing properties. During 2005, estimated fair values for Partnership Preference Units were positively affected by declining interest rates.

During the year ended December 31, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its real estate investments of approximately $17.5 million compared to net unrealized depreciation of approximately $60.6 million during the year ended December 31, 2004. Net unrealized appreciation of approximately $17.5 million consisted primarily of $12.0 million of net unrealized appreciation in Bel Stamford and $8.7 million of net unrealized appreciation in Brazos, partially offset by $3.2 million of net unrealized depreciation in the value of the Partnership Preference Units resulting from the recharacterization of previously recorded unrealized appreciation as realized gains due to the sales of Partnership Preference Units.

Performance of Interest Rate Swap Agreements. For the year ended December 31, 2005, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $3.6 million, compared to approximately $13.4 million of net realized and unrealized losses for the year ended December 31, 2004. Net realized and unrealized gains on swap agreements in 2005 consisted of $7.6 million of net realized and unrealized gains due to changes in swap agreement valuations, offset by $4.0 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s consolidated financial statements). The positive contribution to Fund performance from changes in swap agreement valuations in 2005 was attributable to a rise in swap rates during the year for swaps with maturities comparable to those of the Fund’s swaps. The negative contribution to Fund performance from changes in swap agreement valuations in 2004 was due to the timing of terminating certain outstanding swap agreements, offset in part by swaps held throughout the year increasing modestly in value as a result of increases in swap rates on swaps with maturities comparable to those of the Fund’s swap agreements. During the year ended December 31, 2004, the Fund terminated certain outstanding swap agreements and realized a loss of approximately $2.4 million.

(b) Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into the Credit Facility primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future.

On June 30, 2006, the Fund amended the MLMC Credit Facility to decrease the amount available by $60.0 million to an aggregate amount available for borrowing of $58.5 million. On May 9, 2007, the Fund amended the MLMC Credit Facility to increase the amount available thereunder by $60.0 million to an aggregate amount available for borrowing of $118.5 million. On June 18, 2007, the Fund further amended the MLMC Credit Agreement to temporarily increase for a period of approximately up to ninety days the amount available by $125.0 million to an aggregate amount available for borrowing of $243.5 million. Funds borrowed under the MLMC Credit Facility temporary increase are at a rate of LIBOR plus 1.00% per annum. No funds have been borrowed under the MLMC Credit Facility temporary increase as of the date of filing of this Annual Report on Form 10-K.

As of December 31, 2006, the Fund had outstanding borrowings of $309.0 million and unused loan commitments of $39.5 million under the Credit Facility. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder.

As of December 31, 2006, Bel Stamford had outstanding borrowings consisting of fixed-rate secured mortgage debt obligations of $216.4 million.

Liquidity. The Fund may redeem shares of Belvedere Company at any time. Both Belvedere Company and the Portfolio normally follow the practice of satisfying redemptions primarily by distributing securities drawn from the Portfolio. Belvedere Company and the Portfolio may also satisfy redemptions by distributing cash. As of December 31, 2006, the Portfolio had cash totaling $21.1 million. The Portfolio participates in a $150.0 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings at December 31, 2006.

To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 2006, the Portfolio had no illiquid assets.

The liquidity of Belmar Realty’s investments in Brazos is extremely limited and relies principally upon the liquidation agreement with ProLogis that is described in "Real Estate Joint Venture Investments" under "The Fund’s Real Estate Investments" in Item 1. Transfers of Belmar Realty’s interest in Brazos to parties other than ProLogis are restricted by the terms of Brazos’ operative agreements and lender consent requirements. The Partnership Preference Units held by Belmar Realty are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid.

(c) Off-Balance Sheet Arrangements.

Belmar Realty’s investment in Brazos is presented in the Fund’s consolidated financial statements using the equity method and, as such, is not consolidated with the Fund. The Fund’s investment in Brazos at December 31, 2006 was $81.3 million (or 4.2% of the Fund’s total net assets). Additional information about Brazos is contained in Note 7 to the Fund’s consolidated financial statements. The Fund does not have any relationships with unconsolidated entities that have been established solely for the purpose of facilitating off-balance sheet arrangements.

(d) The Fund’s Contractual Obligations.

The following table sets forth the amounts of payments due under the specified contractual obligations outstanding on December 31, 2006:

	Payments due:

		Less than 1			More than 5
Type of Obligation	Total	Year	1-3 Years	3-5 Years	Years

Long Term Debt:
Mortgage Debt(1)	$216,358,763	$ 5,141,649	$ 11,229,382	$ 12,717,310	$ 187,270,422
Borrowings under Credit Facility(2)	$309,000,000	$—	$—	$309,000,000	$—
Service Agreements(3)
Other Long Term Liabilities:
Interest Rate Swap Agreements(4)	$61,338,544	$17,614,924	$ 35,229,848	$ 8,493,772	$—

Total	$586,697,307	$22,756,573	$46,459,230	$330,211,082	$187,270,422

(1)	The property held by Belmar Realty is financed in part through mortgage notes issued to Bel Stamford. The mortgage notes are secured by the underlying property and are without recourse to Fund Shareholders and generally without recourse to the other assets of the Fund or Belmar Realty, as described in "Risks of Real Estate Investments" in Item 7A(b). The mortgage notes mature during 2016. Amount does not reflect interest. The mortgage notes cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty.

(2)	To finance its real estate investments, the Fund has entered into a Credit Facility as described in "Liquidity and Capital Resources" above. The Credit Facility is secured by a pledge of the Fund’s assets, excluding the Fund’s investment in Brazos and the assets of Bel Stamford, and expires on June 25, 2010. The Credit Facility is primarily used to finance the Fund’s equity in its real estate investments and will continue to be used for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. Amount does not reflect interest.

(3)	The Fund and Belmar Realty have entered into agreements with certain service providers pursuant to which the Fund and Belmar Realty pay fees as a percentage of assets. These fees include fees paid to Eaton Vance and its affiliates (which are described in Item 13). These agreements generally continue indefinitely unless terminated by the Fund or Belmar Realty (as applicable) or the service provider. For the year ended December 31, 2006, fees paid to Eaton Vance and its affiliates equaled approximately 1.08% of the Fund’s net assets. Because these fees are based on the Fund’s assets (which will fluctuate over time) it is not possible to specify the dollar amounts payable in the future.

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

The Fund has determined that the valuation of the Fund’s real estate investments involve critical estimates. The Fund’s investments in real estate are an important component of its total investment program. Market prices for these investments are not readily available and therefore the investments are stated in the Fund’s consolidated financial statements at estimated fair value. The estimated fair value of an investment represents the amount at which Boston Management believes the investment could be sold in a current transaction between willing parties in an orderly disposition, that is, other than in a forced or liquidation sale. The Fund reports the estimated fair value of its real estate investments on its consolidated statement of assets and liabilities, with any changes to estimated fair value recorded as unrealized appreciation or depreciation in the Fund’s consolidated statement of operations.

The need to estimate the fair value of the Fund’s real estate investments introduces uncertainty into the Fund’s reported financial condition and performance because:

  such assets are, by their nature, difficult to value and estimated fair values may not accurately reflect what the Fund could realize in a current sale between willing parties;
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

As of December 31, 2006, the estimated fair value of the Fund’s real estate investments represented 17.9% of the Fund’s total assets. The estimated fair value of the Fund’s real estate investments may change due to changes in market conditions and changes in valuation assumptions made by property appraisers and third party valuation service providers as described below.

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

In deriving the estimated fair value of a property, an appraiser considers numerous factors, including the expected future cash flows from the property, recent sale prices for similar properties and, if applicable, the replacement cost of the property, in order to derive an indication of the amount that a prudent, informed purchaser-investor would pay for the property. More specifically, the appraiser considers the revenues and expenses of the property and the estimated future growth or decline thereof, which may be based on tenant quality, property condition, change in market or submarket conditions, market trends, interest rates, inflation rates or other factors deemed relevant by the appraiser. The appraiser estimates operating cash flows from the property and the sale proceeds of a hypothetical transaction at the end of a hypothetical holding period. The cash flows are discounted to their present values using a market-derived discount rate and are added together to obtain a value indication. This value indication is compared to the value indication that results from applying a market-derived capitalization rate to a single year’s stabilized net operating income for the property. The assumed capitalization rate may be extracted from local market transactions or, when transaction evidence is lacking, obtained from trade sources. The appraiser considers the value indications derived by these two methods, as well as the value indicated by recent market transactions involving similar properties, in order to produce a final fair value estimate for the property.

Appraisals of properties owned by Real Estate Joint Ventures are conducted by independent, licensed appraisers who are not affiliated with Eaton Vance or the Operating Partner. Such appraisers may perform other services for the Fund. Each appraisal is conducted in accordance with the Uniform Standards Board and the Code of Professional Appraisal Practice of the Appraisal Institute (as well as other relevant standards). Boston Management reviews the appraisal of each property and generally relies on the assumptions and judgments made by the appraiser. Property appraisals are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the appraiser’s estimated stabilized cash flows, and due to the unique characteristics of a property, which may affect its value but may not be taken into account. If the assumptions and estimates used by the appraisers to determine the value of the properties owned by the Real Estate Joint Ventures were to change, it could materially impact the estimated fair value of the Real Estate Joint Ventures. When a property owned by a Real Estate Joint Venture has not been appraised (such as when the Real Estate Joint Venture recently acquired the property), Boston Management determines the estimated fair value of the property based on the transaction value of the property, which equals the total acquisition cost of the property exclusive of certain legal and transaction costs, provided such amount is deemed indicative of fair value. Once an appraisal of a property has been conducted, Boston Management bases the estimated fair value of the property principally on the estimated value as determined by the appraiser. Appraisals of newly acquired properties are conducted in the year following the acquisition. If the initial appraised value of a newly acquired property differs significantly from the transaction value of the property, it may materially impact the estimated fair value of the Real Estate Joint Venture that holds the property. Interim valuations of Real Estate Joint Venture assets may be adjusted to reflect results of operations, significant changes in economic circumstances and/or recent independent valuations of similar properties and distributions. As of December 31, 2006, all of the properties owned by Brazos had been appraised during the preceding year.

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

Wholly Owned and Co-owned Property. Boston Management determines the estimated fair value of Wholly Owned Property based on an annual appraisal of the property which are conducted in a manner consistent with the appraisals of the properties owned by a Real Estate Joint Venture (described above). When a Wholly Owned Property has not been appraised (such as when it was recently acquired), Boston Management determines its estimated fair value based on the transaction value of the Wholly Owned Property, which would equal the total acquisition cost of the Wholly Owned Property exclusive of certain legal and transaction costs, provided such amount is deemed indicative of fair value.

Boston Management reviews the appraisal of Wholly Owned Property and generally relies on the assumptions and judgments made by the appraiser. Appraisals of Wholly Owned Property may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances have occurred since the most recent appraisal. Appraisals of Wholly Owned Property are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the expected income stream from the property as defined by the contract terms of the lease, and due to the unique characteristics of the property, which may affect its value but cannot be taken into account. If the assumptions and estimates used by the appraisers to determine the value of the property owned by the Fund’s subsidiary were to change, it could materially impact the estimated fair value of the Fund’s equity interest in Wholly Owned Property. As of December 31, 2006, all of the property owned by Bel Stamford was appraised during the year.

Boston Management determines the estimated fair value of Co-owned Property in the same manner used for Wholly Owned Property, applying the Fund’s ownership interest to the estimated fair value of the property.

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

Valuations of Partnership Preference Units are inherently uncertain because they are based on adjustments from the market prices of publicly traded debt and/or preferred stock instruments of the same or similar issuers to account for the Partnership Preference Units’ illiquidity, structural features (such as call provisions) and other relevant factors. Each month Boston Management reviews the analysis and calculations performed by the service provider. Boston Management generally relies on the assumptions and judgments made by the service provider in estimating the fair value of the Partnership Preference Units. If the assumptions and estimates used by the service provider to calculate prices for Partnership Preference Units were to change, it could materially impact the estimated fair value of the Fund’s holdings of Partnership Preference Units.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(a) Quantitative Information About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate secured mortgage debt obligations of Bel Stamford. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 8 and 9 to the Fund’s consolidated financial statements appearing on pages 42 to 66 of this Annual Report on Form 10-K.

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended December 31,*

								Estimated
								Fair Value
								as of
								December
	2007	2008	2009	2010	2011	Thereafter	Total	31, 2006

Rate sensitive
liabilities:

Long-term debt:

Fixed-rate mortgages	$5,141,649	$5,426,600	$5,802,782	$6,165,794	$6,551,516	$187,270,422	$216,358,763	$221,100,000
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

Variable-rate Credit
Facility				$309,000,000			$309,000,000	$309,000,000
Average interest rate				5.53%			5.53%

Rate sensitive
derivative financial
instruments:

Pay fixed / receive
variable interest rate
swap agreements				$388,668,000			$388,668,000	$9,942,569
Average pay rate				4.53%			4.53%
Average receive rate				5.52%			5.52%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

MHC Operating
Limited Partnership,
8.0625% Series D
Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 8.09%				$10,272,120			$10,272,120	$9,972,000
PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 6.99%				$13,387,322			$13,387,322	$12,698,400

								Estimated
								Fair Value
								as of
								December
	2007	2008	2009	2010	2011	Thereafter	Total	31, 2006

Vornado Realty L.P.,
6.75% Series D-14
Cumulative
Redeemable Preferred
Units, Callable 9/9/10,
Current Yield: 6.88%(1)				$9,300,649			$9,300,649	$9,809,113

* The amounts listed reflect the Fund’s positions as of December 31, 2006. The Fund’s current positions may differ.

(1) Belmar Realty’s interest in these Partnership Preference Units is held through Belvorn.

(b) Qualitative Information About Market Risk.

Risks Associated with Equity Investing. The Fund invests primarily in a diversified portfolio of common stocks and is thereby subject to general stock market risk. There can be no assurance that the performance of the Fund will match that of the U.S. stock market or that of other equity funds. In managing the Portfolio for long-term, after-tax returns, Boston Management generally seeks to avoid or minimize sales of securities with large accumulated capital gains, including contributed securities. Such securities constitute a substantial portion of the assets of the Portfolio. Although the Portfolio may utilize certain management strategies in lieu of selling appreciated securities, the Portfolio’s, and hence the Fund’s, exposure to losses during stock market declines may nonetheless be higher than funds that do not follow a general policy of avoiding sales of highly appreciated securities.

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

The performance of Real Estate Joint Ventures is substantially influenced by the property management capabilities of the Operating Partner and conditions in the specific real estate submarkets in which the properties owned by the Real Estate Joint Venture are located. The Operating Partner is subject to substantial conflicts of interest in structuring, operating and winding up the Real Estate Joint Venture. The Operating Partner has an economic incentive to maximize the prices at which it sells properties to the Real Estate Joint Venture and has a similar incentive to minimize the prices at which it may acquire properties from the Real Estate Joint Venture. The Operating Partner may devote greater attention or more resources to managing other properties in which it holds an interest than to managing properties held by the Real Estate Joint Venture. Future investment opportunities identified by the Operating Partner will more likely be pursued independently, rather than through the Real Estate Joint Venture. Financial difficulties encountered by the Operating Partner in its other businesses may interfere with the operations of the Real Estate Joint Venture.

Belmar Realty’s investment in Real Estate Joint Ventures may be significantly concentrated in terms of geographic regions, property types and operators, increasing the Fund’s exposure to regional, property type and operator-specific risks. Given a lack of stand-alone operating history, limited diversification and relatively high financial leverage, the real Estate Joint Venture is not equivalent in quality to real estate companies whose preferred equity or senior debt securities are rated investment grade. Distributable cash flows from a Real Estate Joint Venture may not be sufficient for Belmar Realty to receive its fixed annual preferred return, or any returns in excess thereof.

The debt of Brazos is fixed-rate, secured by the underlying properties and without recourse to Fund Shareholders and generally without recourse to Belmar Realty and the Fund. Belmar Realty and the Fund may be directly or indirectly responsible for certain liabilities constituting exceptions to the generally non-recourse nature of the mortgage indebtedness, including liabilities associated with fraud, misrepresentation, misappropriation of funds, breach of material covenants or liabilities arising from environmental conditions involving or affecting Real Estate Joint Venture properties. To the extent practicable, the Fund and Belmar Realty will seek indemnification from the Operating Partner for certain of such potential liabilities. The availability of financing and other financial conditions can have a material impact on property values and therefore on the value of Real Estate Joint Venture assets. Mortgage debt of Brazos normally cannot be refinanced prior to maturity without substantial penalties.

The ongoing value of Belmar Realty’s investments in Brazos is substantially uncertain. The real property held through Brazos is stated at the estimated fair value as described in Item 7(e). The policies for estimating the fair value of real estate investments involve significant judgments that are based upon a number of factors, which may include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. Given that such valuations include many assumptions, estimated fair values may differ from amounts ultimately realized.

Belmar Realty’s investments in Wholly Owned Property are subject to general real estate market risks similar to those of an investment in a Real Estate Joint Venture. Investments in Wholly Owned Property are also subject to risks specific to these types of investments, including a concentration of risk exposure to specific real estate submarkets and individual properties and tenants. Principal among the risks of investing in the Wholly Owned Property is the risk that a major tenant fails to satisfy its lease obligations due to financial distress or other reasons. A major tenant’s failure to meet its lease obligations would expose Belmar Realty to substantial loss of income without a commensurate reduction in debt service costs and other expenses, and may transfer to Belmar Realty all the costs, expenses and liabilities of property ownership and management borne by the tenant under the terms of the lease. Re-leasing a property could involve considerable time and expense. Re-leasing opportunities may be limited by the nature and location of the property, which may not be well suited to the needs of other possible tenants. Even if a property is re-leased, the property may not generate sufficient rental income to cover debt service and other expenses.

Wholly Owned Property is generally illiquid, and the ongoing value of Belmar Realty’s investments in Bel Stamford is substantially uncertain. Wholly Owned Property held is generally stated at estimated fair value as described in Item 7(e). Because the value of Bel Stamford reflects in part the creditworthiness of its principal tenant, any change in the financial status of the tenant could affect the appraised value of the property and the value realized upon the disposition of such property. Tenants may hold rights to renew or extend expiring leases, and exercise of such rights would extend Belmar Realty’s risk exposure to a particular tenant beyond the initial lease term. A tenant may also hold options to purchase properties, including options to purchase at below market levels. The value received upon the disposition of Wholly Owned Property will depend on real estate market conditions, lease and mortgage terms, tenant credit quality, tenant purchase options, lender approvals and other factors affecting valuation as may then apply. Because a sale of Wholly Owned Property is not expected to occur for many years, market conditions and other valuation factors at the time of sale cannot be predicted. Since the valuations of Wholly Owned Property assume an orderly disposition of assets, amounts realized in a distressed sale may differ substantially from stated values.

The leveraged nature of most anticipated Wholly Owned Property investments means that a relatively small decline in the value of a property could result in the loss by Belmar Realty of all or a substantial portion of its equity in such property. Mortgage debt associated with Wholly Owned Property generally cannot be refinanced prior to maturity without substantial penalties. The terms of the outstanding lease and mortgage debt obligations and restrictions on refinancing such debt may limit Belmar Realty’s ability to dispose of Wholly Owned Property.

Because the mortgage debt obligation of Bel Stamford is without recourse to Fund Shareholders and generally without recourse to Belmar Realty and the Fund, the potential loss from Belmar Realty’s investments in Bel Stamford is normally limited to the amount of its equity investment. The Fund and Belmar Realty may, however, be directly or indirectly responsible for certain liabilities constituting exceptions to the generally non-recourse nature of the mortgage indebtedness, including liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants, and liabilities arising from environmental conditions involving or affecting Bel Stamford, increasing the potential for loss under extraordinary circumstances.

Substantially all of the rental payments on certain Wholly Owned Property that are Net Leased Property may be dedicated to servicing the associated mortgage debt, in which case significant amounts of cash would not be available to offset operating expenses and the cost of Fund borrowings used to finance Belmar Realty’s equity in the properties. Such costs and expenses generally must be provided from other sources of cash flow for Belmar Realty and the Fund, which may include additional Fund borrowings under the Credit Facility. Realized returns on investments in Net Leased Property may be deferred until the property is re-leased following the initial lease term or sold.

The risks of investing in Co-owned Property are substantially the same as investing in Wholly Owned Property, as well as certain additional risks relating to the ownership of real properties as tenants-in-common. Included in these risks are the inability to make independent decisions regarding the property and the risk that other owners may not properly perform their obligations relating to the property.

The success of investments in Partnership Preference Units depends upon factors relating to the issuing partnerships that may affect such partnerships’ profitability and their ability to make distributions to holders of Partnership Preference Units. Investments in Partnership Preference Units are valued primarily by referencing market trading prices for comparable preferred equity securities or other fixed-rate instruments having similar investment characteristics. The valuations of Partnership Preference Units fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. The valuation of Partnership Preference Units will be adversely affected by increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings under the Credit Facility. Fluctuations in the value of Partnership Preference Units that are derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property or tenant-specific concerns, and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Because the Partnership Preference Units are not rated by a nationally recognized rating agency, they may be subject to more credit risk than securities that are rated investment grade.

Changes in the estimated fair value of real estate investments and other factors will cause the performance of the Fund to deviate from the performance of the Portfolio. Over time, the performance of the Fund can be expected to be more volatile than the performance of the Portfolio.

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

Risks of Leverage. Although intended to add to returns, the borrowing of funds to purchase real estate investments exposes the Fund to the risk that the returns achieved on the real estate investments will be lower than the cost of borrowing to purchase such assets and that the leveraging of the Fund to buy such assets will therefore diminish the returns achieved by the Fund as a whole. In addition, there is a risk that the availability of financing will be interrupted at some future time, requiring the Fund to sell assets to repay outstanding borrowings or a portion thereof. It may be necessary to make such sales at unfavorable prices. The Fund’s obligations under the Credit Facility are secured by a pledge of its assets, excluding the Fund’s investment in Real Estate Joint Ventures and assets of Wholly Owned Property or Co-owned Property. In the event of default, the lender could elect to sell assets of the Fund without regard to consequences of such action for

Shareholders. The rights of the lender to receive payments of interest on and repayments of principal of borrowings under the Credit Facility are senior to the rights of the Shareholders.

Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is an event of default outstanding under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions. In addition, the rights of lenders under the mortgage notes used to finance Real Estate Joint Venture properties are senior to Belmar Realty’s right to receive these distributions from Brazos.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required by Item 8 are contained on pages 42 to 84 of this Annual Report on Form 10-K. The following is a summary of unaudited quarterly results of operations of the Fund for the years ended December 31, 2006 and 2005.

	2006

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	Restated(2)	Restated(2)	Restated(2)

Investment income	$ 11,683,523	$ 12,758,255	$ 11,832,603	$ 12,173,370
Net investment income	$ 2,483,164	$3,156,788	$ 1,915,176	$2,116,027
Net increase (decrease) in net assets from operations	$ 85,686,365	$ (24,077,220)	$ 81,660,635	$ 148,614,994
Per share data:(1)
Investment income	$0.61	$0.69	$0.65	$0.68
Net investment income	$0.13	$0.17	$0.10	$0.12
Net increase (decrease) in net assets from operations	$4.49	$(1.29)	$4.46	$8.33
	2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	Restated(2)	Restated(2)	Restated(2)	Restated(2)

Investment income	$ 11,652,859	$ 12,448,835	$ 11,636,960	$ 12,053,165
Net investment income	$3,540,718	$ 4,264,096	$ 3,118,039	$ 2,911,195
Net increase (decrease) in net assets from operations	$ (34,347,079)	$2,973,510	$ 74,928,385	$ 60,996,422
Per share data:(1)
Investment income	$0.56	$0.61	$0.57	$0.61
Net investment income	$0.17	$0.21	$0.15	$0.15
Net increase (decrease) in net assets from operations	$(1.65)	$0.14	$3.69	$3.07

(1)	Based on average Shares outstanding.

(2)	The unaudited quarterly results of operations for 2006 as previously stated on Form 10-Q are restated as follows:

	2006

	First Quarter		Second Quarter		Third Quarter
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated

Investment income	$ 17,083,041	$11,683,523	$18,336,881	$12,758,255	$ 1,740,343	$11,832,603
Minority interest in net income
of controlled subsidiary	$ (316,330)	$—	$ (229,186)	$—	$ (163,998)	$ —
Per share data:(1)
Investment income	$0.90	$0.61	$0.99	$0.69	$ 0.95	$ 0.65

(1)      Based on average Shares outstanding.

As discussed in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K, the financial statements from which the unaudited quarterly results of operations are derived have been restated as follows:

	2005

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Investment income	$ 17,100,772	$11,652,859	$17,818,390	$12,448,835	$ 16,781,782	$11,636,960	$17,984,303	$12,053,165
Minority interest in net income
of controlled subsidiary	$(236,262)	$—	$ (233,619)	$—	$(289,744)	$ —	$ (436,514)	$(16,800)
Per share data:(1)
Investment income	$0.82	$0.56	$ 0.87	$0.61	$0.83	$ 0.57	$0.90	$0.61
(1) Based on average Shares outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Effective January 22, 2007, Eaton Vance appointed Andrew C. Frenette Chief Financial Officer to replace Michelle A. Green. Ms. Green stepped down from the position to focus on her other responsibilities as a member of the Eaton Vance Fund Administration team. Ms. Green will continue to be involved in the administration of the Fund.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on that evaluation, and the revision to controls relative to the Real Estate Joint Venture investments referred to below, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. The Fund’s Chief Executive Officer and Chief Financial Officer have established and maintain internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act. Fund management’s report on internal control over financial reporting, including its assessment of the Fund’s internal control over financial reporting, appears on page 65 of this Annual Report on Form 10-K.

In financial statements prior to December 31, 2006, the Fund had consolidated Real Estate Joint Ventures in which it held a majority economic interest. Prior to the issuance of its financial statements as of and for the year ended December 31, 2006, the Fund determined that the Real Estate Joint Venture investments should not have been consolidated because the Fund did not have voting rights to control significant decisions relating to the Real Estate Joint Ventures and that the Fund’s net investment in the Real Estate Joint Venture(s) should be presented using the equity method. The revised accounting had no effect on the Fund’s previously stated net asset value per share, net assets, net investment income, and net increase in net assets from operations or total return.

This control deficiency represented a material weakness in the Fund’s internal control over financial reporting and resulted in the restatement described in Note 13 of the Fund’s consolidated financial statements. Fund management remediated the material weakness by revising its controls relative to the Real Estate Joint Venture investments. At December 31, 2006, Fund management believed its internal control over financial reporting was effective.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Management.

Pursuant to the Fund’s LLC Agreement, the Fund’s manager, Eaton Vance, has the authority to conduct the Fund’s business. Eaton Vance appointed Thomas E. Faust Jr. to serve indefinitely as the Fund’s Chief Executive Officer on October 16, 2002. On January 22, 2007, Andrew C. Frenette replaced Michelle A. Green as the Fund’s Chief Financial Officer. Ms. Green had served as the Fund’s Chief Financial Officer since 2002. Information about Mr. Faust appears below. Mr. Frenette, 32, is a Vice President of Eaton Vance and Boston Management. He also serves as Chief Financial Officer of Belair Capital Fund LLC, Belcrest Capital Fund LLC, Belport Capital Fund LLC and Belrose Capital Fund LLC. Mr. Frenette has been an employee of Eaton Vance since April 2006. Prior to joining Eaton Vance, Mr. Frenette was Manager of Finance - Investments and Acquisitions for GE Real Estate, a business unit of GE Commercial Finance. Mr. Frenette serves as a Vice President of Belmar Realty, as well as the REIT subsidiary of each of the other above-mentioned funds. As members of the Eaton Vance organization, Messrs. Faust and Frenette receive no compensation from the Fund for serving as Fund officers. There are no other officers of the Fund. The Fund does not have a board of directors or similar governing body.

The Board of Directors of Eaton Vance, Inc., the sole trustee of Eaton Vance, oversees the accounting and financial reporting processes of the Fund, audits of the Fund’s financial statements and otherwise serves as the Fund’s audit committee. The Fund has no nominating or compensation committee. The directors of Eaton Vance, Inc. are James B. Hawkes and William M. Steul. The Fund’s audit committee financial expert (as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act) is Mr. Steul. Messrs. Hawkes and Steul are senior officers of Eaton Vance and, as such, are not independent of Fund management. Information about Mr. Hawkes and Mr. Steul appears below.

Boston Management is investment adviser to the Fund and the Portfolio and manager of Belmar Realty. The portfolio manager of the Fund and the co-portfolio manager of the Portfolio is Duncan W. Richardson. Additional information about Mr. Richardson appears below. A majority of Mr. Richardson’s time is spent managing the Portfolio and related entities. Lewis R. Piantedosi, a Vice President of Eaton Vance and Boston Management, is co-portfolio manager of the Portfolio. Mr. Piantedosi became co-portfolio manager of the Portfolio on May 1, 2006, has been employed by Eaton Vance for more than five years and manages other Eaton Vance portfolios. Boston Management has an experienced team of analysts that provides Messrs. Richardson and Piantedosi with research and recommendations on investments.

The directors of Belmar Realty are Mr. Faust, William R. Cross and Alan R. Dynner, each of whom is described below. Mr. Cross is the President and portfolio manager of Belmar Realty and the head of Boston Management’s real estate investment group, which has primary responsibility for providing research and analysis relating to the Fund’s real estate investments held through Belmar Realty. Mr. Cross is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 1996. A majority of Mr. Cross’ time is spent managing the real estate investments of Belmar Realty and the real estate subsidiaries of other investment funds advised by Boston Management. Messrs. Cross and Dynner and David Carlson serve as trustees of Brazos. Mr. Cross is also Chairman and President of Brazos. Mr. Calson is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 2001. Information about Mr. Dynner appears below.

As disclosed under “The Eaton Vance Organization” in Item 1, Eaton Vance and Boston Management are wholly owned subsidiaries of Eaton Vance Corp. The non-voting common stock of Eaton Vance Corp. is listed and traded on the NYSE. All shares of the voting common stock of Eaton Vance Corp. are held in a voting trust, the voting trustees of which are senior officers of the Eaton Vance organization. Eaton Vance, Inc., a wholly owned subsidiary of Eaton Vance Corp., is the sole trustee of Eaton Vance and of Boston Management, each of which is a Massachusetts business trust. The names of the executive officers and the directors of Eaton Vance, Inc. and their ages and principal occupations (in addition to their responsibilities described above) are set forth below.

James B. Hawkes (65) is Chairman, Chief Executive Officer and a Director of Eaton Vance Corp. and Chief Executive Officer of Eaton Vance, Boston Management and Eaton Vance, Inc., and a Director of Eaton Vance, Inc. He is Vice President and Director of EV Distributors. He is also a Trustee and an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1970.

Thomas E. Faust Jr. (49) is President and Chief Investment Officer of Eaton Vance and Boston Management, President of Eaton Vance, Inc., and a Director, President and Chief Investment Officer of Eaton Vance Corp. He is also Chief Executive Officer of Belair Capital Fund LLC, Belcrest Capital Fund LLC, Belport Capital Fund LLC and Belrose Capital Fund LLC and is an officer of various other investment companies managed by Eaton Vance or Boston Management. Mr. Faust has been employed by Eaton Vance since 1985.

Alan R. Dynner (66) is Vice President, Chief Legal Officer and Secretary of Eaton Vance, Boston Management, Eaton Vance Corp., EV Distributors and Eaton Vance, Inc. He is also an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1996.

Duncan W. Richardson, (49), is Executive Vice President and Chief Equity Investment Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. He is also an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1987.

William M. Steul (64) is Vice President and Chief Financial Officer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. and a Director of Eaton Vance, Inc. He is also Vice President of EV Distributors. He has been employed by Eaton Vance since 1994.

(b) Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the 1934 Act requires the Fund’s officers and directors and persons who own more than ten percent of the Fund’s Shares to file forms reporting their affiliation with the Fund and reports of ownership and changes in ownership of the Fund’s Shares with the SEC. Eaton Vance, as manager of the Fund, and the Directors and executive officers of Eaton Vance, Inc., the sole trustee of Eaton Vance, also comply with Section 16(a). These persons and entities are required by SEC regulations to furnish the Fund with copies of all Section 16(a) forms they file. To the best of the Fund’s knowledge, during the year ended December 31, 2006 no Section 16(a) filings were required by such persons or entities.

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

Item 11. Executive Compensation.

As noted in Item 10, the officers of the Fund receive no compensation from the Fund (nor does any other officer of Belmar Realty or a Subsidiary Real Estate Investment of the Fund performing policy making functions for the Fund). The Fund’s manager, Eaton Vance, and its affiliates receive certain fees from the Fund for services provided to the Fund, which are described in Item 13 below.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Certain Beneficial Owners. To the knowledge of the Fund, no person beneficially owns more than 5% of the Shares of the Fund.

Security Ownership of Management. As of May 15, 2007, Eaton Vance, the manager of the Fund, beneficially owned 1,139 Shares of the Fund. The Shares owned by Eaton Vance represent less than 1% of the outstanding Shares of the Fund as of May 15, 2007. None of the other entities or individuals named in response to Item 10 above beneficially owned Shares of the Fund as of such date.

Changes in Control. Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs. Faust and Frenette are currently the only "related persons" of the Fund (as that term is defined in Regulation S-K under the Securities Act and the 1934 Act). The Fund has instituted written policies and procedures to determine the existence of a reportable transaction under Item 404(a) of Regulation S-K. In accordance with such policies and procedures, Eaton Vance circulates an Executive Officer Questionnaire to each related person annually to determine the existence of a potential reportable transaction. Any transaction, or proposed transaction, in which the Fund was or is to be a participant and the amount of which exceeds $120,000 (and in which a related person had or will have a direct or indirect material interest) is required to be reviewed by the directors of Eaton Vance, Inc. The Fund did not have any reportable transactions under Item 404(a) of Regulation S-K during the year ended December 31, 2006.

The table below sets forth the fees paid or payable by, or allocable to, the Fund and Belmar Realty for the years ended December 31, 2006 and 2005 in connection with services rendered by Eaton Vance and its affiliates. Each fee is described following the table.

	Year ended	Year ended
	December 31, 2006	December 31, 2005

Fund Advisory and Administrative Fees*	$1,584,480	$1,589,045

Belmar Realty Management Fees	$3,514,113	$3,508,467

Fund’s Allocable Portion of the Portfolio’s Advisory Fees**	$8,451,935	$8,484,011

Fund Servicing Fees	$1,685,252	$1,674,343

Fund’s Allocable Portion of Belvedere Company’s Servicing Fees	$2,944,524	$2,947,791

Fund Distribution Fees	$1,851,776	$1,851,096

Aggregate Compensation Paid by the Fund to Eaton Vance and its
Affiliates	$6,950,369	$6,948,608

*	Boston Management has agreed to waive the portion of the investment advisory and administrative fee payable by the Fund to the extent that such fee, together with the distribution fee payable by the Fund and the Fund’s attributable share of the investment advisory and management fees payable by the Portfolio and Belmar Realty, respectively, exceeds 0.60% of the average daily gross assets of the Fund. If the Fund invests in Cash Management Portfolio, the advisory and administrative fee paid to Boston Management by Cash Management Portfolio in respect of the Fund’s investment therein will be credited towards the Fund’s advisory and administrative fee payments, reducing the amount of such fees otherwise payable. The amounts shown are net of reductions and amounts waived by Boston Management.

**	For the years ended December 31, 2006 and 2005, advisory fees paid or payable by the Portfolio totaled $83,331,377 and $80,617,092, respectively. For the year ended December 31, 2006, Belvedere Company’s allocable portion of that fee was $59,961,479, of which $8,451,935 was allocable to the Fund. For the year ended December 31, 2005, Belvedere Company’s allocable portion of that fee was $55,259,100, of which $8,484,011 was allocable to the Fund. The advisory fee payable by the Portfolio is reduced by the Portfolio’s allocable portion of the advisory fee paid by Cash Management Portfolio.

The Fund’s Investment Advisory and Administrative Fee. Under the terms of the Fund’s investment advisory and administrative agreement, Boston Management is entitled to receive, subject to the fee waiver described in the next sentence, a monthly advisory and administrative fee at the rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of the Fund, reduced by the portion of the monthly advisory or management fees for such months payable by the Portfolio and Belmar Realty that is attributable to the Fund’s direct or indirect investments therein (but no such reduction shall be made to the extent that any such fee or portion thereof has been waived by Boston Management). Boston Management has agreed to waive that portion of the monthly investment advisory and administrative fee payable by the Fund to the extent that such fee, together with the distribution fees payable by the Fund (see "Distribution Fees Paid to EV Distributors" below) and that portion of the monthly advisory or management fees for such month payable by the Portfolio and Belmar Realty that is attributable to the value of the Fund’s direct or indirect investments therein exceeds 1/20 of 1% of the average daily gross assets of the Fund. The term gross assets as used in the agreement means the value of all the Fund’s assets, including the Fund’s interest in the Company and the Fund’s ratable share of the assets of its direct and indirect subsidiaries, Real Estate Joint Ventures and Co-owned Property investments, without reduction by any liabilities. The Fund’s investment advisory and administrative agreement was amended in June 2007 to reflect the deconsolidation of Real Estate Joint Venture investments and Belmar Realty’s ability to invest in Co-owned Property.

Belmar Realty’s Management Fee. Under the terms of Belmar Realty’s management agreement with Boston Management, Boston Management receives a monthly management fee at the rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belmar Realty. The term gross assets as used in the agreement means the value of all assets of Belmar Realty, including Belmar Realty’s ratable share of the assets of its direct and indirect subsidiaries, Real Estate Joint Ventures and Co-owned Property investments, without reduction by any liabilities. Belmar Realty’s management agreement was amended in June 2007 to reflect the deconsolidation of Real Estate Joint Venture investments and its ability to invest in Co-owned Property.

The Portfolio’s Investment Advisory Fee. Under the terms of the Portfolio’s investment advisory agreement with Boston Management, Boston Management receives a monthly advisory fee as follows:

Annual Fee Rate
Average Daily Net Assets for the Month	(for each level)

Up to $500 million	0.6250%
$500 million but less than $1 billion	0.5625%
$1 billion but less than $1.5 billion	0.5000%
$1.5 billion but less than $7 billion	0.4375%
$7 billion but less than $10 billion	0.4250%
$10 billion but less than $15 billion	0.4125%
$15 billion but less than $20 billion	0.4000%
$20 billion but less than $25 billion	0.3900%
$25 billion and over*	0.3800%
*Effective April 23, 2007.

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

Distribution Fees Paid to EV Distributors. Under the terms of the Fund’s placement agreement with EV Distributors, EV Distributors receives a distribution fee at an annual rate of 0.10% of the average daily net assets of the Fund as compensation for its services as placement agent. The distribution fee accrued from the Fund’s initial closing and will continue for a period of ten years (subject to the annual approval of Eaton Vance, Inc.).

Certain Real Estate Investment Transactions. During the year ended December 31, 2006, Belmar Realty entered into the following real estate investment transactions with real estate investment affiliates of other investment funds managed by Eaton Vance and advised by Boston Management or an entity owned by a real estate investment affiliate:

  Belmar Realty sold Partnership Preference Units to Belrose Realty Corporation, realizing a loss of approximately $0.1 million on the transaction.
  Belmar Realty sold Partnership Preference Units to Bel Alliance Properties, LLC, realizing a gain of approximately $0.2 million on the transactions.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the audit of the Fund’s annual financial statements for the years ended December 31, 2006 and 2005 and fees billed for other services rendered by Deloitte & Touche LLP during those periods, including fees charged by Deloitte & Touche LLP to the Fund’s consolidated subsidiaries.

	Year ended December 31,

	2006	2005

Audit fees	$108,635	$175,589
Tax fees (1)	198,127	218,651

Total	$306,762	$394,240

(1)	Tax fees consist of the aggregate fees billed for professional services rendered by Deloitte & Touche Tax LLP for tax compliance, tax advice and tax planning.

The directors of Eaton Vance, Inc. review all audit, audit-related, tax and other fees at least annually. The directors of Eaton Vance, Inc. pre-approved all audit and tax services for the years ended December 31, 2006 and 2005. The directors of Eaton Vance, Inc. have concluded that the provision of the tax services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Please see the Fund’s consolidated financial statements on pages 42 to 66 of this Annual Report on Form
10-K. Please see the Portfolio’s financial statements on pages 67 to 84 of this Annual Report on Form 10-
K.
(b)	Reports on Form 8-K:
The Fund filed a report on Form 8-K on January 26, 2007, regarding the appointment of Mr. Frenette as
Chief Financial Officer of the Fund, replacing Ms. Green.
The Fund filed a report on Form 8-K on June 5, 2007, regarding its previously issued financial statements.
(c)	A list of the exhibits filed as a part of this Form 10-K is included in the Exhibit Index appearing on page 86 hereof.

                                                                                                40

(A ) Eaton Vance is the manager of the Fund; Boston Management is the Fund's investment adviser.

(B ) Boston Management is the manager of Belvedere Company.

(C ) Boston Management is the Portfolio's investment adviser.

(D ) Boston Management is the manager of Belmar Realty.  Belmar Realty also holds direct investments in Partnership Preference Units.

(E ) Belmar Realty owns a majority economic interest in this Real Estate Joint Venture.

(F ) Bel Stamford is a wholly owned subsidiary of Belmar Realty.

(G ) Belmar Realty owns a minority interest in Belvorn, which owns Partnership Preference Units issued by Vornado Realty L.P.

Belmar Capital Fund LLC C O N S O L I D A T E D P O R T F O L I O S O F I N V E S T M E N T S A s o f D e c e m b e r 3 1 , 2 0 0 6

I n v e s t m e n t i n B e l v e d e r e C a p i t a l F u n d
C o m p a n y L L C — 8 2 . 0%

Security	Shares	Value

Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	10,261,774	$ 2,028,836,630

Total Investment in Belvedere Company
(identified cost, $1,868,850,084)		$ 2,028,836,630

P a r t n e r s h i p P r e f e r e n c e U n i t s — 1 . 3%

Security	Units	Value

Belvorn Holdings LLC†(1)(2)	93,005	$9,809,113

MHC Operating Limited Partnership, L.P. (Illinois Limited
Partnership affiliate of Equity Lifestyle Properties, Inc.),
8.0625% Series D Cumulative Redeemable Perpetual
Preference Units, Callable from 3/24/10†(2)	400,000	9,972,000

PSA Institutional Partners, L.P. (California Limited
Partnership affiliate of Public Storage, Inc.),
6.4% Series NN Cumulative Redeemable Perpetual
Preferred Units, Callable from 3/17/10†(2)	555,000	12,698,400

Total Partnership Preference Units
(identified cost, $32,960,091)		$32,479,513

R e a l E s t a t e J o i n t V e n t u r e — 3 . 3%

Description		Value

Investment in Brazos Property Trust(2)(3)		$81,314,079

Total Real Estate Joint Venture
(identified cost, $131,072,697)		$81,314,079

W h o l l y O w n e d P r o p e r t y — 1 3 . 3%

Description		Value

Bel Stamford Investors LLC(2)(4)		$330,000,000

Total Wholly Owned Property
(identified cost, $245,732,974)		$330,000,000

S h o r t - Te r m I n v e s t m e n t — 0 . 1%

	Interest
	(000’s
Description	omitted)	Value

Investment in Cash Management Portfolio, 4.87%(5)	1,809	$1,808,885

Total Short-Term Investment
(at amortized cost, $1,808,885)		$1,808,885

Total Investments — 100.0%
(identified cost, $2,280,424,731)		$2,474,439,107

S e e   n o t e s   t o c o n s o l i d a t e d   f i n a n c i a l   s t a t e m e n t s

Belmar Capital Fund LLC C O N S O L I D A T E D P O R T F O L I O S O F I N V E S T M E N T S C O N T ’ D A s o f D e c e m b e r 3 1 , 2 0 0 5 ( A s R e s t a t e d , S e e N o t e 1 3 )

I n v e s t m e n t i n B e l v e d e r e C o m p a n y — 8 2 . 7%

Security	Shares	Value

Investment in Belvedere Company	11,258,185	$ 1,982,377,145

Total Investment in Belvedere Company
(identified cost, $1,986,566,100)		$ 1,982,377,145

P a r t n e r s h i p P r e f e r e n c e U n i t s — 2 . 3%

Security	Units	Value

Belvorn Holdings LLC†(1)(2)	200,010	$20,481,508

MHC Operating Limited Partnership, L.P.
(Illinois Limited Partnership affiliate of Equity
Lifestyle Properties, Inc.), 8.0625% Series D
Cumulative Redeemable Perpetual Preference Units,
Callable from 3/24/10†(2)	800,000	20,224,000

PSA Institutional Partners, L.P. (California
Limited Partnership affiliate of Public Storage, Inc.),
6.4% Series NN Cumulative Redeemable Perpetual
Preferred Units, Callable from 3/17/10†(2)	555,000	13,569,750

Total Partnership Preference Units
(identified cost, $53,932,562)		$54,275,258

R e a l E s t a t e J o i n t V e n t u r e — 2 . 7%

Description		Value

Investment in Brazos Property Trust(2)(3)(6)		$65,796,919

Total Real Estate Joint Venture
(identified cost, $130,031,776)		$65,796,919

W h o l l y O w n e d P r o p e r t y — 1 2 . 1%

Description		Value

Bel Stamford Investors LLC(2)(4)(6)		$290,000,000

Total Wholly Owned Property
(identified cost, $245,732,974)		$290,000,000

S h o r t - Te r m I n v e s t m e n t s — 0 . 2%

	Principal
Security	Amount	Value

General Electric Capital Corporation,
4.20%, 1/3/06	$ 1,550,000	$1,549,638

Investors Bank & Trust Company —
Time Deposit, 4.23%, 1/3/06	2,000,000	2,000,000

Total Short-Term Investments
(at amortized cost, $3,549,638)		$3,549,638

Total Investments — 100.0%
(identified cost, $2,419,813,050)		$2,395,998,960

The following footnotes are for the years ended December 31, 2006 and December 31, 2005:

† Security exempt from registration under the Securities Act of 1933. At December 31, 2006 and 2005, the value of these securities totaled $32,479,513 and $54,275,258 or 1.7% and 2.9% of net assets, respectively.

(1) The sole investment of Belvorn Holdings LLC is as follows: Vornado Realty L. P. (Delaware limited partnership affiliate of Vornado Realty Trust), 6.75% Series D-14 Cumulative Redeemable Preferred Units, callable from 9/9/10. This security is exempt from the Securities Act of 1933. See Note 1B.

(2) Investment valued at estimated fair value using methods determined in good faith by or at the direction of the manager of Belmar Realty Corporation.

(3) Investment represents a majority economic interest of 80.7% and 81.4% in Brazos Property Trust (Brazos) as of December 31, 2006 and 2005, respectively. Brazos invests in twenty-three industrial distribution properties located in eight states.

(4) Bel Stamford Investors LLC represents an interest in leasehold improvements of one office building located in Connecticut.

(5) Affiliated investment company available to Eaton Vance portfolios and funds, which invests in high quality, U. S. dollar denominated money market instruments. The rate shown is the annualized seven-day yield as of December 31, 2006.

(6) Investment formerly presented as Other Real Estate Investment. See Note 13.

S e e   n o t e s   t o   c o n s o l i d a t e d   f i n a n c i a l   s t a t e m e n t s

Belmar Capital Fund LLC C O N S O L I D A T E D F I N A N C I A L S T A T E M E N T S C o n s o l i d a t e d S t a t e m e n t s o f A s s e t s a n d L i a b i l i t i e s

		December 31, 2005
Assets	December 31, 2006	(Restated)(1)

Investment in Belvedere Capital Fund Company LLC,
at value (identified cost,
$1,868,850,084 and $1,986,566,100, respectively)	$ 2,028,836,630	$ 1,982,377,145
Unaffiliated investments, at value
(identified cost, $409,765,762 and $433,246,950, respectively)	443,793,592	413,621,815
Affiliated investment, at value (amortized cost, $1,808,885 and $0, respectively)	1,808,885	—
Cash	417,189	635,771
Distributions and interest receivable	12,244	804
Swap interest receivable	54,947	3,020
Open interest rate swap agreements, at value	9,942,569	10,303,043
Other assets	1,081,039	1,081,599

Total assets	$ 2,485,947,095	$ 2,408,023,197

Liabilities

Loan payable — Credit Facility	$309,000,000	$304,000,000
Mortgage note payable	216,358,763	221,197,696
Payable for Fund Shares redeemed	1,947,608	3,955,363
Payable to affiliate for investment advisory and administrative fees	432,133	426,843
Payable to affiliate for distribution and servicing fees	595,385	584,430
Other accrued expenses:
Interest expense	1,018,187	944,081
Other expenses and liabilities	364,426	335,665
Minority interest in subsidiary	210,000	210,000

Total liabilities	$529,926,502	$531,654,078

Net Assets	$ 1,956,020,593	$ 1,876,369,119

Shareholders’ Capital	$ 1,956,020,593	$ 1,876,369,119

Shares Outstanding (unlimited number of shares authorized)	17,639,300	19,614,094

Net Asset Value and Redemption Price Per Share (Note 4)	$110.89	$95.66

(1) See Note 13.

S e e n o t e s t o c o n s o l i d a t e d f i n a n c i a l s t a t e m e n t s

44

Belmar Capital Fund LLC
C O N S O L I D A T E D F I N A N C I A L S T A T E M E N T S C O N T ’ D
C o n s o l i d a t e d S t a t e m e n t s o f O p e r a t i o n s

	Year Ended

		December 31, 2005	December 31, 2004
Investment Income	December 31, 2006	(Restated)(1)	(Restated)(1)

Dividends allocated from Belvedere Company
(net of foreign taxes, $584,965,
$500,815 and $410,963, respectively)	$35,735,738	$33,101,264	$31,399,615
Interest allocated from Belvedere Company	267,363	161,340	136,313
Security lending income allocated from Belvedere Company, net	43,528	—	—
Expenses allocated from Belvedere Company	(11,769,499)	(11,797,045)	(11,656,198)

Net investment income allocated from Belvedere Company	$24,277,130	$21,465,559	$19,879,730
Distributions from Partnership Preference Units	1,694,250	2,543,208	14,708,477
Net investment income from real estate joint ventures	4,067,194	5,161,194	5,336,816
Rental income from Wholly Owned Property	18,161,031	18,161,031	17,606,813
Interest	232,557	460,827	608,070
Interest allocated from affiliated investment	17,198	—	—
Expenses allocated from affiliated investment	(1,609)	—	—
Other income	—	—	258,900

Total investment income	$48,447,751	$47,791,819	$58,398,806

Expenses

Investment advisory and administrative fees	$6,950,369	$6,948,608	$7,948,234
Distribution and servicing fees	3,537,028	3,525,439	3,652,718
Interest expense on mortgage note	13,305,161	13,591,051	13,399,727
Interest expense on Credit Facility	16,206,642	10,822,031	8,260,789
Miscellaneous	612,372	904,938	1,733,263

Total expenses	$40,611,572	$35,792,067	$34,994,731

Deduct —
Reduction of investment advisory and administrative fees	$1,851,776	$1,851,096	$1,874,514

Net expenses	$38,759,796	$33,940,971	$33,120,217

Net investment income before
minority interest in net income of subsidiary	$9,687,955	$13,850,848	$25,278,589
Minority interest in net income of subsidiary	(16,800)	(16,800)	(54,095)

Net investment income	$9,671,155	$13,834,048	$25,224,494

Realized and Unrealized Gain (Loss)

Net realized gain (loss) —
Investment transactions, securities sold short and
foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$61,775,920	$6,571,288	$5,160,874
Investment transactions in Partnership Preference
Units (identified cost basis)	154,250	4,349,676	45,834,076
Investment transactions in real estate joint ventures	—	1,616,502	(19,408,521)
Interest rate swap agreements(2)	2,815,457	(4,038,769)	(14,032,550)

Net realized gain	$64,745,627	$8,498,697	$17,553,879

Change in unrealized appreciation (depreciation) —
Investments, securities sold short and
foreign currency allocated from
Belvedere Company (identified cost basis)	$ 164,175,501	$57,091,925	$ 152,201,516
Investments in Partnership Preference
Units (identified cost basis)	(823,274)	(3,186,143)	(44,857,377)
Investments in real estate joint ventures	14,476,239	8,711,010	(48,031,248)
Investments in Wholly Owned Property	40,000,000	12,000,000	32,267,025
Interest rate swap agreements	(360,474)	7,601,701	610,497

Net change in unrealized appreciation (depreciation)	$ 217,467,992	$82,218,493	$92,190,413

Net realized and unrealized gain	$ 282,213,619	$90,717,190	$ 109,744,292

Net increase in net assets from operations	$ 291,884,774	$104,551,238	$134,968,786

(1)	See Note 13.

(2)	Amounts include net interest earned (incurred) in connection with interest rate swap agreements of $2,815,457, $(4,038,769) and $(11,595,294), respectively (Note 2F).

S e e n o t e s t o c o n s o l i d a t e d f i n a n c i a l s t a t e m e n t s

45

Belmar Capital Fund LLC

C O N S O L I D A T E D F I N A N C I A L S T A T E M E N T S C O N T ’ D

C o n s o l i d a t e d S t a t e m e n t s o f C h a n g e s i n N e t A s s e t s

		Year Ended

		December 31, 2005	December 31, 2004
Increase (Decrease) in Net Assets	December 31, 2006	(Restated)(1)	(Restated)(1)

From operations —
Net investment income	$9,671,155	$13,834,048	$25,224,494
Net realized gain from investment transactions,
securities sold short, foreign currency transactions and
interest rate swap agreements	64,745,627	8,498,697	17,553,879
Net change in unrealized appreciation (depreciation)
of investments, securities sold short, foreign currency
and interest rate swap agreements	217,467,992	82,218,493	92,190,413

Net increase in net assets from operations	$291,884,774	$104,551,238	$134,968,786

Transactions in Fund Shares —
Net asset value of Fund Shares issued to Shareholders
in payment of distributions declared	$5,500,364	$9,834,087	$10,101,552
Net asset value of Fund Shares redeemed	(203,520,239)	(125,134,403)	(129,608,009)

Net decrease in net assets from Fund Share transactions	$(198,019,875)	$(115,300,316)	$(119,506,457)

Distributions —
Distributions to Shareholders	$(14,213,425)	$(23,369,301)	$(25,586,688)

Total distributions	$(14,213,425)	$(23,369,301)	$(25,586,688)

Net increase (decrease) in net assets	$79,651,474	$(34,118,379)	$(10,124,359)

Net Assets

At beginning of year	$ 1,876,369,119	$ 1,910,487,498	$ 1,920,611,857

At end of year	$ 1,956,020,593	$ 1,876,369,119	$ 1,910,487,498

(1) See Note 13.

S e e n o t e s t o c o n s o l i d a t e d f i n a n c i a l s t a t e m e n t s

46

Belmar Capital Fund LLC

C O N S O L I D A T E D F I N A N C I A L S T A T E M E N T S C O N T ’ D

C o n s o l i d a t e d S t a t e m e n t s o f C a s h F l o w s

	Year Ended

		December 31, 2005	December 31, 2004
Increase (Decrease) in Cash	December 31, 2006	(Restated)(1)	(Restated)(1)

Cash Flows From Operating Activities —
Net increase in net assets from operations	$ 291,884,774	$ 104,551,238	$ 134,968,786
Adjustments to reconcile net increase
in net assets from operations to net cash flows
provided by operating activities —
Net investment income allocated from Belvedere Company	(24,277,130)	(21,465,559)	(19,879,730)
Net investment income from real estate joint ventures	(4,067,194)	(5,161,194)	(5,336,816)
Return of capital from real estate joint ventures	—	6,037,772	172,000,000
Distributions of earnings from real estate joint ventures	3,026,273	6,796,098	2,182,987
(Increase) decrease in short-term investments	3,549,638	(1,849,638)	15,273,476
Increase in affiliated investment	(1,808,885)	—	—
(Increase) decrease in distributions and interest receivable	(11,440)	5,707	1,953,807
Increase in interest receivable for open swap agreements	(51,927)	(3,020)	—
(Increase) decrease in other assets	560	554,087	(1,867,725)
Increase in payable to affiliate for
investment advisory and administrative fees	5,290	426,843	—
Increase in payable to affiliate for distribution and servicing fees	10,955	584,430	—
Decrease in interest payable for open swap agreements	—	(144,508)	(97,775)
Increase in accrued interest and
other accrued expenses and liabilities	102,867	143,668	740,067
Purchases of Partnership Preference Units	(3,052)	(20,001,000)	(108,352,710)
Proceeds from sales of Partnership Preference Units	21,129,773	30,576,875	470,422,252
Payments for investments in real estate joint ventures	—	—	(463,649,948)
Proceeds from sales of investments in real estate joint ventures	—	—	182,557,032
Payments for investment in Wholly Owned Property	—	—	(16,058,060)
Net interest earned (incurred) on interest rate swap agreements	2,815,457	(4,038,769)	(11,595,294)
Payments for termination of interest rate swap agreements	—	—	(2,437,256)
Minority interest in net income of subsidiary	16,800	16,800	54,095
Net realized gain from investment transactions, securities
sold short, foreign currency transactions
and interest rate swap agreements	(64,745,627)	(8,498,697)	(17,553,879)
Net change in unrealized (appreciation) depreciation
of investments, securities sold short, foreign currency
and interest rate swap agreements	(217,467,992)	(82,218,493)	(92,190,413)

Net cash flows provided by operating activities	$10,109,140	$6,312,640	$ 241,132,896

Cash Flows From Financing Activities —
Proceeds from Credit Facility	$12,000,000	$33,000,000	$ 347,000,000
Repayments of Credit Facility	(7,000,000)	(19,000,000)	(570,000,000)
Repayments of mortgage note	(4,838,933)	(4,554,041)	(3,923,177)
Payments for Fund Shares redeemed	(1,758,928)	(2,555,569)	(2,687,952)
Distributions paid to Shareholders	(8,713,061)	(13,535,214)	(15,485,136)
Distributions paid to minority investors	(16,800)	(16,800)	(70,895)

Net cash flows used in financing activities	$(10,327,722)	$(6,661,624)	$ (245,167,160)

Net decrease in cash	$(218,582)	$(348,984)	$(4,034,264)

Cash at beginning of year	$635,771	$984,755	$5,019,019

Cash at end of year	$417,189	$635,771	$984,755

Supplemental Disclosure and Non-cash Operating and Financing Activities

Interest paid on loan — Credit Facility	$16,034,475	$10,624,517	$8,234,733
Interest paid on mortgage note	$13,322,097	$13,606,990	$12,609,597
Interest paid (received) on swap agreements, net	$(2,763,530)	$4,183,277	$11,693,069
Reinvestment of distributions paid to Shareholders	$5,500,364	$9,834,087	$10,101,552
Market value of securities distributed in payment of redemptions	$ 203,769,066	$ 118,623,471	$ 128,281,460
Market value of real property and other assets,
net of current liabilities, assumed in conjunction
with the acquisition of Wholly Owned Property	$—	$—	$ 242,750,000
Mortgage note assumed in conjunction with the
acquisition of Wholly Owned Property	$—	$—	$ 229,674,914

(1) See Note 13.

S e e   n o t e s   t o   c o n s o l i d a t e d   f i n a n c i a l   s t a t e m e n t s

Belmar Capital Fund LLC

C O N S O L I D A T E D F I N A N C I A L S T A T E M E N T S C O N T ’ D

F i n a n c i a l H i g h l i g h t s

	Year Ended

		December 31, 2005	December 31, 2004
	December 31, 2006	(Restated)(10)	(Restated)(10)

Net asset value — Beginning of year	$95.660	$91.500	$86.280

Income (loss) from operations

Net investment income(1)	$0.524	$0.678	$1.170
Net realized and unrealized gain	15.446	4.602	5.200

Total income from operations	$15.970	$5.280	$6.370

Distributions

Distributions to Shareholders	$(0.740)	$(1.120)	$(1.150)

Total distributions	$(0.740)	$(1.120)	$(1.150)

Net asset value — End of year	$110.890	$95.660	$91.500

Total Return(2)	16.82%	5.89%	7.48%

Ratios as a percentage of average net assets

Expenses of Wholly Owned Property(3)	0.72%	0.73%	0.72%
Belmar Capital Fund LLC Expenses
Interest and other borrowing costs(4)(5)	0.88%	0.58%	0.44%
Investment advisory and administrative fees,
distribution and servicing fees and other operating expenses(4)(6)	1.13%	1.15%	1.23%

Total expenses	2.73%	2.46%	2.39%
Net investment income(5)	0.52%	0.75%	1.34%

Ratios as a percentage of average gross assets(7)

Expenses of Wholly Owned Property(3)	0.52%	0.53%	0.48%
Belmar Capital Fund LLC Expenses
Interest and other borrowing costs(4)(5)	0.63%	0.42%	0.30%
Investment advisory and administrative fees,
distribution and servicing fees and other operating expenses(4)(6)	0.82%	0.83%	0.86%

Total expenses	1.97%	1.78%	1.64%
Net investment income(5)	0.38%	0.54%	0.93%

Supplemental Data

Net assets, end of year (000’s omitted)	$ 1,956,021	$ 1,876,369	$ 1,910,487
Portfolio turnover of Tax-Managed Growth Portfolio(8)	1%	0%(9)	3%

(1)	Calculated using average shares outstanding.

(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Represents expenses incurred by Belmar Realty Corporation’s (Belmar Realty) Wholly Owned Property.

(4)	Includes the expenses of Belmar Capital Fund LLC (Belmar Capital) and Belmar Realty. Does not include expenses of Belmar Realty’s Wholly Owned Property.

(5)	Ratios do not include net interest incurred or earned in connection with interest rate swap agreements. Had such amounts been included, ratios would have been higher or lower.

(6)	Includes Belmar Capital’s share of Belvedere Capital Fund Company LLC’s (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio and Cash Management Portfolio.

(7)	Average gross assets means the average daily amount of the value of all assets of Belmar Capital (including Belmar Capital’s interest in Belvedere Company and Belmar Capital’s ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, if any), without reduction by any liabilities.

(8)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 7%, 6% and 10% for the years ended December 31, 2006, 2005 and 2004, respectively.

(9)	Amounts to less than 1%.

(10)	See Note 13.

S e e n o t e s t o c o n s o l i d a t e d f i n a n c i a l s t a t e m e n t s

48

Belmar Capital Fund LLC

N O T E S   T O   C O N S O L I D AT E D   F I N A N C I A L   S T AT E M E N T S

1 Organization

A Investment Objective — Belmar Capital Fund LLC (Belmar Capital) is a Delaware limited liability company established to offer diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected publicly traded companies. The investment objective of Belmar Capital is to achieve long-term, after-tax returns for Belmar Capital shareholders (Shareholders). Belmar Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the state of New York. Belmar Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Company), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belmar Capital and Belvedere Company is directly and substantially affected by the performance of the Portfolio. The audited financial statements of the Portfolio, including the Portfolio of Investments, are included elsewhere in this report and should be read in conjunction with these financial statements.

Separate from its investment in the Portfolio through Belvedere Company, Belmar Capital invests in real estate assets through a controlled subsidiary, Belmar Realty Corporation (Belmar Realty). Such investments include income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs), an investment in a real estate joint venture and interests in leasehold improvements (Wholly Owned Property) held through a wholly owned subsidiary, Bel Stamford Investors LLC (Bel Stamford).

B Subsidiaries — Belmar Realty invests directly and indirectly in Partnership Preference Units, an investment in a real estate joint venture and Wholly Owned Property. Belmar Realty’s investments in Partnership Preference Units are held directly except for its indirect investment in Partnership Preference Units of Vornado Realty L.P. (a Delaware limited partnership), which is held through its investment in 10% and 20% of the units of Belvorn Holdings LLC at December 31, 2006 and 2005, respectively. Vornado Realty L.P. is the sole investment of Belvorn Holdings LLC.

Belmar Realty — Belmar Capital owns 100% of the common stock issued by Belmar Realty and intends to hold all of Belmar Realty’s common stock at all times. Additionally, 2,100 shares of preferred stock of Belmar Realty are held by other investors at December 31, 2006 and 2005. The preferred stock has a par value of $0.01 per share and is redeemable by Belmar Realty at a redemption price of $100 per share. Dividends on the preferred stock are cumulative and payable annually at a rate of $8 per share. The interest in preferred stock is recorded as minority interest on the Consolidated Statements of Assets and Liabilities.

Bel Stamford — Bel Stamford, a wholly owned subsidiary of Belmar Realty since January 2004, owns a 100% indirect interest in leasehold improvements of an office building and attached facilities in Stamford, Connecticut. The real property is leased to a single tenant under a triple net lease pursuant to a non-cancelable, fixed term operating lease expiring in December 2017, with options to extend for renewal periods extending no later than December 2057. Bel Stamford is 100% leased at December 31, 2006.

Bel Apartments — Bel Alliance Apartments, LLC (Bel Apartments), formerly a wholly owned subsidiary of Belmar Realty since October 2004, invested in Partnership Preference Units. Belmar Realty sold its interest in Bel Apartments in December 2004. Prior to October 2004, Bel Apartments was a real estate joint venture in which Belmar Realty held a majority economic interest (Note 7). In October 2004, Bel Apartments sold all of its nineteen multifamily residential properties (Note 5), consisting of 5,403 units located in eight states, to an affiliate of the minority investor in the real estate joint venture. Concurrent with this sale, Belmar Realty acquired the outstanding minority interest in Bel Apartments for a nominal amount. Belmar Realty did not own an interest in Bel Apartments at December 31, 2004 or anytime thereafter.

2 Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the consolidated financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America (GAAP).

A Principles of Consolidation — The consolidated financial statements include the accounts of Belmar Capital, Belmar Realty and Bel Stamford (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

Belmar Capital Fund LLC

N O T E S   T O   C O N S O L I D AT E D   F I N A N C I A L   S T AT E M E N T S   C O N T ’ D

Investments in real estate joint ventures in which the Fund does not control operating and financial policies are accounted for under the equity method of accounting and stated at estimated fair value (Note 2E). Under the equity method, the Fund’s investments in real estate joint ventures are initially recognized on the Consolidated Statements of Assets and Liabilities at cost (provided such cost is indicative of estimated fair value) and are subsequently adjusted to reflect the Fund’s proportionate share of the net increase (decrease) in net assets from operations of the real estate joint ventures. The Fund’s investments in real estate joint ventures are adjusted to reflect distributions, contributions, advances to the real estate joint ventures in the form of loans, interest earned on advances and certain other adjustments, as appropriate.

B Basis of Presentation — Belmar Capital is an investment company and, as such, presents its assets at fair value. Fixed liabilities are generally stated at their principal value.

C Cash — The Fund considers deposits in banks that can be liquidated without prior notice or penalty to be cash.

D Investment Costs — The Fund’s investment assets were principally acquired through contributions of common stock by Shareholders in exchange for Shares and through purchases of Partnership Preference Units, investments in real estate joint ventures and Wholly Owned Property. Upon receipt of common stock from Shareholders, Belmar Capital immediately exchanged the contributed securities into Belvedere Company for shares thereof, and Belvedere Company, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The initial financial reporting cost basis of the Fund’s investments in contributed securities is the value of the contributed securities as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund’s investment in the Portfolio through Belvedere Company is the same as the contributing Shareholders’ basis in securities contributed to the Fund. The initial tax and financial reporting cost basis of the Fund’s investments in Partnership Preference Units, investments in real estate joint ventures and Wholly Owned Property purchased by the Fund is the purchase cost.

E Investment and Other Valuations — The Fund’s investments consist of shares of Belvedere Company, Partnership Preference Units, investments in real estate joint ventures, Wholly Owned Property and short-term debt securities. The Fund may also invest in Cash Management Portfolio (Cash Management), an affiliated investment company managed by Boston Management and Research (Boston Management), a subsidiary of Eaton Vance Management. Belvedere Company’s only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Valuation of securities by the Portfolio is discussed in Note 1A of the Portfolio’s Notes to Financial Statements, which are included elsewhere in this report. Additionally, Belmar Capital has entered into interest rate swap agreements (Note 8). The valuation policies followed by the Fund are as follows:

Market prices for the Fund’s real estate investments (including Partnership Preference Units, investments in real estate joint ventures and Wholly Owned Property) are not readily available and therefore such investments are stated in the Fund’s consolidated financial statements at estimated fair value. The estimated fair value of an investment represents the amount at which Boston Management, as manager of Belmar Realty, believes the investment could be sold in a current transaction between willing parties in an orderly disposition, that is, other than in a forced or liquidation sale. In valuing these investments, Boston Management considers relevant factors, data and information. With respect to investments in Partnership Preference Units, Boston Management considers information from dealers and similar firms with knowledge of such issues and/or the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Wholly Owned Property and real property held by real estate joint ventures are primarily valued based upon independent valuations (i.e., appraisals). Detailed real property valuations are performed at least annually and reviewed periodically. When a property has not been appraised (such as when a property has been recently acquired), Boston Management determines the estimated fair value of the property based on the transaction value of the property, which equals the total acquisition cost of the property, exclusive of certain legal and transaction costs, provided such amount is deemed indicative of fair value. Once an appraisal of a property has been conducted, Boston Management bases the estimated fair value of the property principally on the estimated value as determined by the appraiser.

Appraisals of newly acquired properties, whether held by a wholly owned subsidiary of Belmar Realty or by a real estate joint venture, are generally conducted in the year following the acquisition. Interim valuations of properties may be adjusted to reflect significant changes in economic circumstances or recent independent valuations of similar properties, and the results of operations and distributions.

Belmar Capital Fund LLC

N O T E S   T O   C O N S O L I D AT E D   F I N A N C I A L   S T AT E M E N T S   C O N T ’ D

The valuation of real estate investments is based on many assumptions, including, but not limited to, a current transaction between willing parties and an orderly disposition of assets, that is, other than in a forced or liquidation sale. If the assumptions used to value a real estate investment change, it may materially impact the estimated fair value of that investment.

For other assets for which a market price is not readily available, Boston Management determines the estimated fair value, as appropriate, based on the present value of estimated cash flows or other relevant information.

The fair value of Belmar Realty’s equity interest in each real estate joint venture is estimated quarterly using a financial model that considers (i) the terms of the real estate joint venture agreements relating to the allocation of distributable cash flow, (ii) the expected duration of the real estate joint venture, and (iii) the projected property values and cash flows from the properties based on estimates used in the independent valuations. If detailed independent real property valuations have not been performed on property within a recently established real estate joint venture, Boston Management allocates equity interest in the real estate joint venture based on the contractual ownership interests of the parties. Interim valuations may be adjusted to reflect significant changes in economic circumstances or recent independent valuations of similar properties, and the results of operations and distributions.

If real property securing a mortgage note payable has an estimated fair value that is less than the outstanding principal balance, the mortgage note payable may be adjusted to the estimated fair value of the property securing the mortgage note. No such adjustment has been made to the mortgage note payable at December 31, 2006 and 2005.

Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. If short-term debt securities are acquired with a remaining maturity of more than 60 days, they will be valued by a pricing service.

Cash Management values investment securities utilizing the amortized cost valuation technique permitted by Rule 2a-7 under the Investment Company Act of 1940. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium.

Interest rate swap agreements are normally valued on the basis of valuations furnished by an independent pricing service. Prior to October 31, 2006, interest rate swap agreements were valued by Boston Management, as investment adviser of Belmar Capital, based upon dealer and counterparty quotes and pricing models which took into consideration the market trading prices of interest rate swap agreements with similar terms to the interest rate swap agreements held by Belmar Capital.

Changes in the fair value of the Fund’s investments are recorded as unrealized appreciation or depreciation in the Consolidated Statements of Operations.

F Interest Rate Swaps — Belmar Capital has entered into interest rate swap agreements with respect to its borrowings. Pursuant to these agreements, Belmar Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments from the counterparty at a predetermined spread to one-month LIBOR. Net interest paid and accrued or received and earned is recorded as realized gains or losses and changes in the underlying values of the swaps are recorded as unrealized appreciation (depreciation), each in the Consolidated Statements of Operations. Belmar Capital is exposed to a risk of loss in the event of non-performance by the swap counterparty. Risks may arise from the unanticipated movements in interest rates.

G Rental Operations — The property held by Bel Stamford is leased under a fixed long-term operating lease. During the initial lease term the rental income from the office building and attached facilities, together with any related payments received, are expected to equal the payments due under the mortgage.

At December 31, 2006, the minimum lease payments expected to be received from leases with lease periods greater than one year are as follows:

Year Ending December 31,	Amount

2007	$18,161,031
2008	18,161,031
2009	18,161,031
2010	18,161,031
2011	18,161,031
Thereafter	87,778,313

$ 178,583,468

Certain of the costs incurred in connection with acquisitions of properties have been capitalized.

Belmar Capital Fund LLC

N O T E S   T O   C O N S O L I D AT E D   F I N A N C I A L   S T AT E M E N T S   C O N T ’ D

H Income — Belvedere Company’s net investment income or loss consists of Belvedere Company’s pro rata share of the net investment income or loss of the Portfolio, less all actual or accrued expenses of Belvedere Company, determined in accordance with GAAP.

The Fund’s net investment income or loss consists of the Fund’s pro rata share of the net investment income or loss of Belvedere Company, the Fund’s pro rata share of the net investment income or loss of Cash Management, plus all income earned on the Fund’s direct and indirect investments (including Partnership Preference Units, real estate joint ventures, Wholly Owned Property and short-term investments), less all actual and accrued expenses of the Fund, determined in accordance with GAAP.

Dividend income and distributions from Partnership Preference Units are recorded on the ex-dividend date or on the date the Fund is informed of the distribution.

Income from real estate joint ventures is recorded based on the Fund’s proportional interest in the net income earned by the real estate joint ventures. Rental income from Wholly Owned Property is recorded on the accrual basis based upon the terms of the lease agreements. Interest income is recorded on the accrual basis.

I Income Taxes — Belmar Capital, Belvedere Company and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belmar Capital, Belvedere Company and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The policy of Belmar Realty is to comply with the provisions of the Internal Revenue Code of 1986, as amended, applicable to REITs. Belmar Realty will generally not be subject to federal income tax to the extent that it distributes its taxable income to its stockholders each year and maintains its qualification as a REIT. Bel Stamford is a single member limited liability company treated as a pass-through entity for federal income tax purposes.

Net investment income and capital gains determined in accordance with income tax regulations may differ from such amounts determined in accordance with GAAP. Such differences could be significant and are primarily due to differences in the cost basis of securities and other contributed investments, depreciation of real estate assets, periodic payments made or received in connection with interest rate swap agreements and the character of distributions received from Belmar Realty, Partnership Preference Units and real estate joint ventures.

J Other — Investment transactions are accounted for on the date the securities are purchased or sold.

K Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

L Indemnifications and Guarantees — Under Belmar Capital’s Limited Liability Company Agreement, Belmar Capital’s officers, its manager, investment adviser, and any affiliate, associate, officer, employee or trustee thereof, and any manager, director, officer or employee of Belmar Realty or any other subsidiary may be indemnified against certain liabilities and expenses arising out of their duties to the Fund. Shareholders also may be indemnified against personal liability for the liabilities of Belmar Capital. Additionally, in the normal course of business, the Fund enters into agreements with service providers, lenders and counterparties that may contain indemnification or guarantee clauses. The Fund’s maximum exposure under these arrangements is unknown, as this would involve possible future claims that may be made against the Fund that have not yet occurred.

M Recently Issued Accounting Pronouncements — In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Fund’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after

Belmar Capital Fund LLC

N O T E S   T O   C O N S O L I D AT E D   F I N A N C I A L   S T AT E M E N T S   C O N T ’ D

November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Fund’s financial statement disclosures.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes —an interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective during the first required financial reporting period for fiscal years beginning after December 15, 2006. The adoption of FIN 48 will not have a material impact on the Fund’s net assets or results of operations.

3 Distributions to Shareholders

Belmar Capital intends to distribute at the end of each year, or shortly thereafter, all of its net investment income for the year, if any, and approximately 18% of its net realized capital gains for such year, if any, other than precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event with respect to a security contributed by that Shareholder or such Shareholder’s predecessor in interest. In addition, whenever a distribution in respect of a precontribution gain is made, Belmar Capital intends to make a supplemental distribution to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and supplemental distributions. Capital gain distributions that are made with respect to realized precontribution gains and the associated supplemental distributions (collectively, Special Distributions) are made solely to the Shareholders to whom such realized precontribution gain is allocated. There were no Special Distributions paid or accrued during the years ended December 31, 2006, 2005 and 2004.

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

In addition, Belmar Realty intends to distribute substantially all of its taxable income earned during the year.

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

4 Shareholder Transactions

Belmar Capital may issue an unlimited number of full and fractional Fund Shares. Transactions in Fund Shares were as follows:

	Year Ended

	December 31,	December 31,	December 31,
	2006	2005	2004

Issued to Shareholders electing to
receive payment of distributions
in Fund Shares	57,391	112,299	118,507

Redemptions	(2,032,185)	(1,378,616)	(1,499,430)

Net decrease	(1,974,794)	(1,266,317)	(1,380,923)

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

Belmar Capital Fund LLC

N O T E S   T O   C O N S O L I D AT E D   F I N A N C I A L   S T AT E M E N T S   C O N T ’ D

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

The allocation of Belmar Capital’s net asset value per Share of $110.89 and $95.66 as of December 31, 2006 and 2005, respectively, between Preferred and Common Shares that have been restructured is as follows:

		Per Share Value At

	December 31, 2006		December 31, 2005

	Preferred	Common	Preferred	Common
Date of Contribution	Shares	Shares	Shares	Shares

March 17, 2000	$105.89	$5.00	$95.00	$0.66
May 16, 2000	$105.90	$4.99	$94.80	$0.86
July 19, 2000	$105.72	$5.17	$95.66	$0.00

5 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the years ended December 31, 2006, 2005 and 2004:

		Year Ended

	December 31,	December 31,	December 31,
Investment Transactions	2006	2005	2004

Decreases in investment in
Belvedere Company	$ 203,769,066	$ 118,623,471	$ 128,281,460

Purchases of Partnership
Preference Units(1)	$3,052	$20,001,000	$ 108,352,710

Sales of Partnership
Preference Units(2)	$21,129,773	$30,576,875	$ 470,422,252

Purchases of investments in
real estate joint ventures(3)	$—	$—	$ 463,649,948

Sales of investments in
real estate joint ventures(4)	$—	$—	$ 182,557,032

Purchase of investment in
Wholly Owned Property(5)	$—	$—	$ 16,058,060

(1)	Purchases of Partnership Preference Units for the year ended December 31, 2004 represent Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management.

(2)	Sales of Partnership Preference Units for the years ended December 31, 2006 and 2004 include Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which net gains of $154,250 and $33,340,051 were recognized, respectively.

(3)	In 2004, Belmar Realty purchased majority economic interests in real estate joint ventures for $463,649,948 (Note 7).

(4)	In September 2004, Belmar Realty sold its interest in a real estate joint venture to the real estate investment affiliate of another investment fund advised by Boston Management for proceeds of $159,062,857 and for which a gain of $908,060 was recognized (Note 7).

In May 2004, Bel Apartments agreed to sell all of its multifamily residential properties to the minority investor in the real estate joint venture. In October 2004, the sale transaction was completed and Bel Apartments received proceeds of $23,494,175 (Note 7) as consideration for all of its interest in the multifamily properties and did not retain any contingent liabilities associated with the mortgage debt secured by the properties or other liabilities. The Fund recognized a loss of $20,316,581 on this transaction. Concurrent with this sale, Belmar Realty acquired the outstanding minority interest in Bel Apartments for a nominal amount. In December 2004, the Fund sold its remaining interest in Bel Apartments to the real estate investment affiliate of another investment fund advised by Boston Management and recognized a gain of $433,833 which is included in the net gains recognized from sales of Partnership Preference Units above in footnote (2).

(5)	In January 2004, Belmar Realty purchased an investment in Wholly Owned Property through Bel Stamford for $16,058,060 (Note 1).

6 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in the Portfolio through Belvedere Company for the years ended December 31, 2006, 2005 and 2004, including allocations of income, expenses and net realized and unrealized gains (losses) for the years then ended:

	Year Ended

	December 31,	December 31,	December 31,
	2006	2005	2004

Belvedere Company’s
interest in
the Portfolio(1)	$ 14,909,807,057	$ 13,400,922,141	$ 12,806,516,230

The Fund’s investment in
Belvedere Company(2)	$2,028,836,630	$1,982,377,145	$2,015,871,844

Income allocated to
Belvedere Company from
the Portfolio	$255,986,139	$216,731,361	$189,728,234

Income allocated to the
Fund from Belvedere
Company	$36,046,629	$33,262,604	$31,535,928

Expenses allocated to
Belvedere Company from
the Portfolio	$62,097,585	$57,207,392	$51,953,817

Expenses allocated to
the Fund from
Belvedere Company(3)	$11,769,499	$11,797,045	$11,656,198

Belmar Capital Fund LLC

N O T E S   T O   C O N S O L I D AT E D   F I N A N C I A L   S T AT E M E N T S   C O N T ’ D

	Year Ended

	December 31,	December 31,	December 31,
	2006	2005	2004

Net realized gain from
investment transactions,
securities sold short
and foreign currency
transactions allocated to
Belvedere Company from
the Portfolio	$440,653,635	$47,326,298	$40,430,612

Net realized gain from
investment transactions,
securities sold short
and foreign currency
transactions allocated to
the Fund from
Belvedere Company	$61,775,920	$6,571,288	$5,160,874

Net change in unrealized
appreciation (depreciation)
of investments, securities
sold short and foreign
currency allocated to
Belvedere Company from
the Portfolio	$1,164,296,884	$395,220,828	$927,603,368

Net change in unrealized
appreciation (depreciation)
of investments, securities
sold short and foreign
currency allocated to
the Fund from
Belvedere Company	$164,175,501	$57,091,925	$152,201,516

(1)	As of December 31, 2006, 2005 and 2004, the value of Belvedere Company’s interest in the Portfolio represents 73.1%, 70.4% and 66.9% of the Portfolio’s net assets, respectively.

(2)	As of December 31, 2006, 2005 and 2004, the Fund’s investment in Belvedere Company represents 13.6%, 14.8% and 15.7% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company include:

		Year Ended

	December 31,	December 31,	December 31,
	2006	2005	2004

Expenses allocated from the Portfolio	$8,751,807	$8,781,934	$ 8,676,304
Servicing fees (see Note 10)	$2,944,524	$2,947,791	$ 2,908,588
Operating expenses	$73,168	$67,320	$ 71,306

7 Investments in Real Estate Joint Ventures

At December 31, 2006 and 2005, Belmar Realty held an investment in one real estate joint venture, Brazos Property Trust (Brazos). Belmar Realty acquired its investment in Brazos in June and August 2004. Belmar Realty previously held investments in two other real estate joint ventures, Cimmaron Property Trust (Cimmaron) and Bel Apartments. Belmar Realty disposed of such investment in Bel Apartments in October 2004. Belmar Realty acquired its investment in Cimmaron in June and August 2004 and disposed of such investment in Cimmaron in September 2004.

Belmar Realty owns 100% of the Class A shares of the real estate joint ventures (for the periods during which Belmar Realty maintained an interest in each real estate joint venture), representing 60% to 80% of the initial economic interest in the real estate joint ventures. Third parties unrelated to Belmar Realty own 100% of the Class B shares of each real estate joint venture, representing 20% to 40% of the initial economic interest. The primary distinction between the two classes of shares is the distribution priority.

Distributable cash flows are allocated per each real estate joint venture agreement in a manner that provides Belmar Realty 1) a priority with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belmar Realty and the subordinated preferred return of the Class B shareholder.

Major decisions of the real estate joint ventures are subject to the unanimous approval of each real estate joint venture’s board. The day-to-day operating management is provided by real estate operating companies which are affiliates of the Class B shareholders.

Upon unanimous consent or from and after August 4, 2014, either Belmar Realty or the Brazos Class B shareholder may cause a liquidation of Brazos. If Belmar Realty or the Brazos Class B shareholder elects to liquidate Brazos, Brazos will retain an independent third party to effectuate the liquidation.

Real property held by Brazos is financed through mortgage notes issued to Brazos. The mortgage notes are secured by the real property held by Brazos and are generally without recourse to Belmar Capital and Belmar Realty.

Brazos holds investments in twenty-three industrial distribution properties located in eight states. Bel Apartments held investments in nineteen multifamily residential properties located in eight states. Cimmaron held investments in twenty-four industrial distribution properties located in four states. Condensed summary financial data of the real estate joint ventures is presented

55

Belmar Capital Fund LLC

N O T E S   T O   C O N S O L I D AT E D   F I N A N C I A L   S T AT E M E N T S   C O N T ’ D

below. The investment in real estate is presented at estimated fair value.

	December 31,	December 31,
	2006	2005

Assets:
Investment in real estate	$ 330,375,453	$ 307,329,520
Other assets	5,715,014	8,690,635

Total assets	$ 336,090,467	$ 316,020,155

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$ 228,964,534	$ 229,169,819
Other liabilities	6,124,993	5,778,740

Total liabilities	$ 235,089,527	$ 234,948,559

Shareholders’ equity	$ 101,000,940	$ 81,071,596

Total liabilities and shareholders’ equity	$ 336,090,467	$ 316,020,155

(1)	The estimated fair value of the mortgage notes payable is approximately $227,400,000 and $232,600,000 as of December 31, 2006 and 2005, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and currently prevailing interest rates.

	Year Ended

	December 31,	December 31,	December 31,
	2006	2005	2004(2)

Revenues	$ 25,864,410	$ 27,054,622	$ 39,614,511
Expenses	20,824,517	20,714,089	33,121,311

Income before realized and
unrealized gain (loss)	$5,039,893	$6,340,533	$6,493,200
Realized gain	$—	$1,924,407	$—
Change in net unrealized
appreciation (depreciation)	17,930,124	7,985,440	(94,838,081)

Net income (loss)	$ 22,970,017	$ 16,250,380	$ (88,344,881)

(2)	Includes the results of Bel Apartments and Cimmaron, disposed of in October and September 2004, respectively.

8 Interest Rate Swap Agreements

Belmar Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility (Note 9B) and to mitigate in part the impact of interest rate changes on Belmar Capital’s net asset value. Under such agreements, Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at December 31, 2006 and 2005 are listed below.

				Initial
	Notional			Optional	Final	Unrealized
	Amount			Termi-	Termi-	Appreciation at
Effective	(000’s	Fixed	Floating	nation	nation	December 31, December 31,
Date	omitted)	Rate	Rate	Date	Date	2006	2005

			LIBOR +
10/03	$55,831	4.875%	0.20%	4/04	6/10	$ 977,478	$ 993,983
			LIBOR +
10/03	43,010	4.755%	0.20%	7/04	6/10	874,977	903,390
			LIBOR +
10/03	56,978	4.695%	0.20%	9/04	6/10	1,245,647	1,291,358
			LIBOR +
10/03	64,418	4.565%	0.20%	3/05	6/10	1,608,054	1,699,842
			LIBOR +
10/03	110,068	3.973%	0.20%	—	6/10	4,251,661	4,412,734
			LIBOR +
02/04	58,363	4.90%	0.20%	8/04	6/10	984,752	1,001,736

						$ 9,942,569	$10,303,043

9 Debt

A Mortgage Note — Real property held by Bel Stamford is financed through a mortgage note secured by the real property held by Bel Stamford and is generally without recourse to Belmar Capital and Belmar Realty, except that there may be recourse for certain liabilities associated with fraud, misrepresentation, misappropriation of funds or breach of material covenants.

The estimated fair value of the real property securing the mortgage note is approximately $330,000,000 and $290,000,000 at December 31, 2006 and 2005, respectively. Terms of the mortgage note payable and amounts outstanding at December 31, 2006 and 2005 are as follows:

		Monthly
		Principal
	Annual	and	Balance at
Maturity	Interest	Interest	December 31,	December 31,
Date	Rate	Payment	2006	2005

October 11, 2016	6.00%	$1,513,419	$216,358,763	$221,197,696

Belmar Capital Fund LLC

N O T E S   T O   C O N S O L I D AT E D   F I N A N C I A L   S T AT E M E N T S   C O N T ’ D

Scheduled principal payments of the mortgage note for the years subsequent to December 31, 2006 are as follows:

Year Ending December 31,	Amount

2007	$5,141,649
2008	5,426,600
2009	5,802,782
2010	6,165,794
2011	6,551,516
Thereafter	187,270,422

$ 216,358,763

The estimated fair value of the mortgage note payable is approximately $221,100,000 and $226,100,000 at December 31, 2006 and 2005, respectively. The mortgage note payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage note payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage note payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage note is based on estimates using discounted cash flow analysis and currently prevailing interest rates.

B Credit Facility — Belmar Capital has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (formerly, DrKW Holdings, Inc.) (DKH) and Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) (collectively, the Credit Facility). The Credit Facility expires on June 25, 2010. Belmar Capital’s obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Stamford and the Fund’s investment in the real estate joint venture.

The credit arrangement with DKH is a term loan facility that accrues interest at a rate of one-month LIBOR plus 0.20% per annum.

The credit arrangement with Merrill Lynch is a revolving loan facility, including the ability to issue letters of credit up to $10,000,000. On June 30, 2006, Belmar Capital amended its credit arrangement with Merrill Lynch to decrease the amount of the loan facility by $60,000,000 to an aggregate amount available for borrowing of $58,500,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount.

The following table summarizes Belmar Capital’s Credit Facility:

	At December 31, 2006	At December 31, 2005

Total amount available under
the Credit Facility	$ 348,500,000	$ 408,500,000
DKH borrowings outstanding	$ 290,000,000	$ 290,000,000
Merrill Lynch borrowings outstanding	$19,000,000	$14,000,000
Outstanding letters of credit	$—	$—

Borrowings under the Credit Facility have been used to purchase the Fund’s interests in real estate investments, to pay selling commissions and organizational expenses and to provide for the liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes.

C Average Borrowings and Average Interest Rate — For the year ended December 31, 2006, the average balance of borrowings under the Credit Facility and the Bel Stamford mortgage note payable was approximately $302,400,000 and $218,800,000 with a weighted average interest rate of 5.26% and 6.00%, respectively.

10 Management Fee and Other Transactions with Affiliates

Belmar Capital and the Portfolio have engaged Boston Management as investment adviser. Under the terms of the advisory agreement with the Portfolio, Boston Management receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. Certain of the advisory fee rate reductions are pursuant to an agreement between the Portfolio’s Board of Trustees and Boston Management. Those reductions may not be changed without Trustee and interestholder approval. For each of the years ended December 31, 2006, 2005 and 2004, the advisory fee applicable to the Portfolio was 0.43% of average daily net assets.

Subject to the fee cap described below, Boston Management is entitled to receive a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross assets of Belmar Capital. The term “gross assets” means the value of all Belmar Capital’s assets, including Belmar Capital’s interest in Belvedere Company and Belmar Capital’s ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, if any, without reduction by any liabilities. Belmar Realty pays Boston Management a monthly management fee at a rate of 1/20 of 1% (equivalent to 0.60%

Belmar Capital Fund LLC

N O T E S   T O   C O N S O L I D AT E D   F I N A N C I A L   S T AT E M E N T S   C O N T ’ D

annually) of the average daily gross assets of Belmar Realty. The term “gross assets” means the value of all assets of Belmar Realty, including Belmar Realty’s ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, if any, without reduction by any liabilities.

As compensation for its services as placement agent, Belmar Capital pays EV Distributors a monthly distribution fee at a rate of 1/120 of 1% (equivalent to 0.10% annually) of Belmar Capital’s average daily net assets.

Eaton Vance Management and Boston Management do not receive separate compensation for serving as manager of Belmar Capital and manager of Belvedere Company, respectively.

Boston Management has agreed to waive that portion of the monthly investment advisory and administrative fee payable by Belmar Capital to the extent that such fee, together with the monthly distribution fee payable by Belmar Capital to EV Distributors and Belmar Capital’s attributable share of the monthly investment advisory fee and management fee payable by the Portfolio and Belmar Realty, respectively, exceeds 0.60% of the average daily gross assets of Belmar Capital (as described above). In addition, if Belmar Capital invests in Cash Management, the advisory and administration fees paid to Boston Management by Cash Management in respect of Belmar Capital’s investment therein will be credited towards Belmar Capital’s advisory and administrative fee payments, reducing the amount of such fees otherwise payable by Belmar Capital.

Pursuant to a servicing agreement between Belvedere Company and EV Distributors, Belvedere Company pays a servicing fee to EV Distributors for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Company’s average daily net assets. Pursuant to a servicing agreement between Belmar Capital and EV Distributors, Belmar Capital pays a servicing fee to EV Distributors on a quarterly basis at an annual rate of 0.25% of Belmar Capital’s average daily net assets. Belmar Capital’s allocated share of the servicing fee payable by Belvedere Company is credited towards Belmar Capital’s servicing fee payment, reducing the amount of such fee that would otherwise be payable by Belmar Capital. With respect to Shareholders who subscribe through a subagent, EV Distributors has assigned servicing responsibilities and fees to the applicable subagent.

The table below sets forth the fees paid or payable by, or allocable to, the Fund and Belmar Realty for the years ended December 31, 2006, 2005 and 2004 in connection with the services rendered by Eaton Vance and its affiliates.

		Year Ended

	December 31,	December 31,	December 31,
	2006	2005	2004

Advisory fee allocated to
Belvedere Company from
the Portfolio	$ 59,961,479	$ 55,259,100	$ 50,252,861

Advisory fee allocated to
the Fund from
Belvedere Company	$8,451,935	$8,484,011	$8,392,976

Advisory fee allocated to
the Fund from
Cash management	$1,572	$—	$—

Advisory and administrative fee
and management fee incurred
directly by the Fund	$6,950,369	$6,948,608	$7,948,234

Distribution fees incurred directly
by the Fund	$1,851,776	$1,851,096	$1,874,514

Reduction of advisory and
administrative fees	$1,851,776	$1,851,096	$1,874,514

Servicing fees of
Belvedere Company	$ 20,893,224	$ 19,202,381	$ 17,418,515

Servicing fees allocated to
the Fund from
Belvedere Company	$2,944,524	$2,947,791	$2,908,588

Servicing fees incurred directly
by the Fund	$1,685,252	$1,674,343	$1,778,204

Servicing fees paid or
accrued to subagents	$4,620,400	$4,593,893	$4,676,253

11 Segment Information

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s revenue includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belmar Capital invests in real estate assets through its subsidiary, Belmar Realty. Belmar Realty invests directly and indirectly in Partnership Preference Units, an investment in a real estate joint venture (Note 7) and Wholly Owned Property. The Fund’s revenues from the real estate assets primarily consist of distribution income from Partnership Preference Units, net investment income from real estate joint ventures and rental income from Wholly Owned Property.

58

Belmar Capital Fund LLC

N O T E S   T O   C O N S O L I D AT E D   F I N A N C I A L   S T AT E M E N T S   C O N T ’ D

Belmar Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation).

The Fund’s Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense have been allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily consist of net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are presented as part of the real estate segment. The accounting policies of the reportable segments are the same as those for Belmar Capital on a consolidated basis (Note 2A). No reportable segments have been aggregated. Reportable information by segment is as follows:

		Year Ended

	December 31,	December 31,	December 31,
	2006	2005	2004

Investment income
The Portfolio*	$24,277,130	$ 21,465,559	$19,879,730
Real Estate	23,922,475	25,865,433	37,911,006
Unallocated	248,146	460,827	608,070

Total investment income	$48,447,751	$ 47,791,819	$58,398,806

Interest expense
The Portfolio*	$4,537,860	$3,030,169	$2,478,237
Real Estate(1)	20,760,216	19,218,507	18,273,593
Unallocated(2)	4,213,727	2,164,406	908,686

Total interest expense	$29,511,803	$ 24,413,082	$21,660,516

Net realized gain (loss)
The Portfolio*	$61,775,920	$6,571,288	$5,160,874
Real Estate	2,969,707	1,927,409	12,393,005
Unallocated	—	—	—

Total net realized gain	$64,745,627	$8,498,697	$17,553,879

Net change in unrealized appreciation
(depreciation)
The Portfolio*	$ 164,175,501	$ 57,091,925	$ 152,201,516
Real Estate	53,292,491	25,126,568	(60,011,103)
Unallocated	—	—	—

Total net change in unrealized
appreciation (depreciation)	$ 217,467,992	$ 82,218,493	$92,190,413

		Year Ended

	December 31,	December 31,	December 31,
	2006	2005	2004

Net increase (decrease) in net assets
from operations
The Portfolio*	$ 244,106,211	$ 80,509,557	$ 173,079,164
Real Estate	55,658,148	29,663,155	(33,710,960)
Unallocated(3)	(7,879,585)	(5,621,474)	(4,399,418)

Net increase in net assets from
operations	$ 291,884,774	$ 104,551,238	$ 134,968,786

	At December 31,		At December 31,
	2006		2005

Segment assets
The Portfolio*	$ 2,028,836,630		$ 1,982,377,145
Real Estate	454,877,650		421,466,082
Unallocated(4)	2,232,815		4,179,970

Segment assets	$ 2,485,947,095		$ 2,408,023,197

Net assets
The Portfolio*	$ 1,940,681,178		$ 1,892,244,918
Real Estate	95,939,222		40,242,141
Unallocated(5)	(80,599,807)		(56,117,940)

Net Assets	$ 1,956,020,593		$ 1,876,369,119

* Belmar Capital invests indirectly in the Portfolio through Belvedere Company.

(1) Includes interest expense on the mortgage note payable held by Bel Stamford, as well as interest expense incurred on Credit Facility borrowings allocated to the real estate segment for presentation purposes.

(2) Unallocated interest expense represents interest incurred on unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments.

(3) Unallocated amounts pertain to the overall operation of Belmar Capital and do not pertain to either segment. Included in this amount are primarily distribution and servicing fees and unallocated Credit Facility interest expense as follows:

		Year Ended

	December 31,	December 31,	December 31,
	2006	2005	2004

Distribution and servicing fees	$3,537,028	$3,525,439	$3,652,718
Credit Facility interest expense	$4,213,727	$2,164,406	$908,686

(4)	Represents direct cash and short-term investments held by the Fund, including the Fund’s investment in Cash Management.

(5)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of December 31, 2006 and 2005, such borrowings totaled $81,905,090 and $59,446,995, respectively.

Belmar Capital Fund LLC

N O T E S   T O   C O N S O L I D AT E D   F I N A N C I A L   S T AT E M E N T S   C O N T ’ D

12 Subsequent Event

On January 26, 2007, the Fund made a distribution of $1.25 per share to Shareholders of record on January 25, 2007.

13 Restatement

In prior years’ consolidated financial statements, Belmar Capital had consolidated real estate joint ventures in which Belmar Realty held a majority economic interest. Prior to the issuance of its December 31, 2006 financial statements, Belmar Capital determined that such investments should not have been consolidated because Belmar Realty did not have voting rights sufficient to control significant decisions relating to the real estate joint ventures without the consent of the real estate joint venture partners and therefore the real estate joint venture investments should have been accounted for using the equity method. Accordingly, the Fund has restated its Consolidated Portfolio of Investments and Consolidated Statement of Assets and Liabilities as of December 31, 2005 and its Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Financial Highlights for the years ended December 31, 2005 and 2004.

The effect of deconsolidation on the Fund’s financial statements is to eliminate the presentation of the minority shareholder’s interest in the real estate joint venture investment and to present the Fund’s net investment in the real estate joint venture using the equity method. Using the equity method, the Fund reports its net investment in the real estate joint venture in the Consolidated Statement of Assets and Liabilities as an unaffiliated investment. The Fund reports in the Consolidated Statement of Operations its share of the current year’s joint venture net investment income, realized gains (losses), if any, and unrealized appreciation (depreciation).

Additionally, certain amounts in the prior years’ consolidated financial statements were restated due to the correction of the allocation of realized gain (loss) from Belvedere Company. This change resulted in a decrease to net realized gain (loss) and an increase in the net change in unrealized appreciation (depreciation) within the Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows. The cost of the Fund’s investment in Belvedere Company within the Consolidated Statements of Assets and Liabilities was also decreased as of December 31, 2005.

The restatement of December 31, 2005 and December 31, 2004 amounts has had no effect on the Fund’s previously stated net asset value per share, net assets, net investment income, net increase in net assets from operations or total return. Amounts restated in the Fund’s previously reported consolidated financial statements for 2005 and 2004 are as follows:

	December 31, 2005

Consolidated Portfolio of	Previously
Investments	Reported	Restated

Total Investment in Belvedere Company
(identified cost)	$ 2,244,473,217	$ 1,986,566,100
Other Real Estate Investments
Bel Stamford Investors LLC	$290,000,000	$—
Rental property	307,329,520	—
Investment in management contracts	449,758	—
Total Other Real Estate Investments	$597,779,278	$—
Total Other Real Estate Investments
(identified cost)	$636,854,211	$—
Real Estate Joint Venture
Investment in Brazos Property Trust	$—	$65,796,919
Total Real Estate Joint Venture	$—	$65,796,919
Total Real Estate Joint Venture
(identified cost)	$—	$130,031,776
Wholly Owned Property
Bel Stamford Investors LLC	$—	$290,000,000
Total Wholly Owned Property	$—	$290,000,000
Total Wholly Owned Property
(identified cost)	$—	$245,732,974
Total Investments	$ 2,637,981,319	$ 2,395,998,960
Total Investments (identified cost)	$ 2,938,809,628	$ 2,419,813,050

		December 31, 2005

Consolidated Statement of	Previously
Assets and Liabilities	Reported	Restated

Investments, at value	$ 2,637,981,319	$—
Investments (identified cost)	2,938,809,628	—
Investment in Belvedere Company, at value	—	1,982,377,145
Investment in Belvedere Company
(identified cost)	—	1,986,566,100
Unaffiliated investments, at value	—	413,621,815
Unaffiliated investments (identified cost)	—	433,246,950
Cash	2,506,864	635,771
Other assets	7,451,383	1,081,599
Total assets	$ 2,658,246,433	$ 2,408,023,197
Mortgage notes payable	$450,367,515	$221,197,696
Security deposits	612,548	—
Accrued interest expense	1,986,278	944,081
Accrued property taxes	597,284	—
Accrued other expenses and liabilities	3,862,376	335,665
Minority interests in controlled subsidiaries	15,484,677	210,000
Total liabilities	$781,877,314	$531,654,078

Belmar Capital Fund LLC

N O T E S   T O   C O N S O L I D AT E D   F I N A N C I A L   S T AT E M E N T S   C O N T ’ D

	Year Ended
	December 31, 2005

Consolidated Statement of	Previously
Operations	Reported	Restated

Rental income	$45,040,273	$18,161,031
Net investment income from real estate
joint ventures	—	5,161,194
Interest	636,207	460,827
Total investment income	$69,685,247	$47,791,819
Property management and
administrative fees	$1,576,591	$—
Interest expense on mortgage notes	26,168,107	13,591,051
Property and maintenance expenses	2,393,274	—
Property taxes and insurance	3,864,544	—
Miscellaneous	1,207,562	904,938
Total expenses	$56,506,156	$35,792,067
Net expenses	$54,655,060	$33,940,971
Net investment income before minority
interests in net income of controlled
subsidiaries	$15,030,187	$13,850,848
Minority interests in net income of
controlled subsidiaries	(1,196,139)	(16,800)
Net realized gain (loss)
Investment transactions, securities sold
short and foreign currency transactions
allocated from Belvedere Company
(identified cost basis)	$51,940,972*	$6,571,288
Net realized gain	$53,868,381*	$8,498,697
Change in unrealized appreciation
(depreciation)
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$11,722,241	$57,091,925
Investments in other real estate	20,711,010	—
Investments in real estate joint ventures	—	8,711,010
Investments in Wholly Owned Property	—	12,000,000
Net change in unrealized appreciation
(depreciation)	$36,848,809	$82,218,493

* In the previously reported consolidated financial statements as filed with Form 10-K for the year ended December 31, 2005, this amount reflected a typographical error. The incorrect previously reported amounts were $451,940,972 and $453,868,381 for Realized Gain on Investment Transactions and Net Realized Gain, respectively. The correct amounts are reflected in the table above.

	Year Ended
	December 31, 2005

Consolidated Statement of	Previously
Changes in Net Assets	Reported	Restated

Net realized gain from investment transactions,
securities sold short, foreign currency
transactions and interest rate
swap agreements	$53,868,381	$8,498,697
Net change in unrealized appreciation
(depreciation) of investments, securities sold
short, foreign currency and interest rate
swap agreements	36,848,809	82,218,493

	Year Ended
	December 31, 2005

Consolidated Statement of	Previously
Cash Flows	Reported	Restated

Net investment income from real estate
joint ventures	$—	$(5,161,194)
Return of capital from real estate joint venture	—	6,037,772
Distributions of earnings from real estate joint
ventures	—	6,796,098
Increase in other assets	1,051,796	554,087
Increase in security deposits, accrued interest
and accrued other expenses and liabilities	1,175,548	143,668
Increase in accrued property taxes	566,445	—
Proceeds from sale of investment in other
real estate	4,078,517	—
Improvements to rental property	(2,164,886)	—
Minority interests in net income of
controlled subsidiaries	1,196,139	16,800
Net realized gain from investment transactions,
securities sold short, foreign currency
transactions and interest rate swap agreements	(53,868,381)	(8,498,697)
Net change in unrealized (appreciation)
depreciation of investments, securities
sold short, foreign currency and interest rate
swap agreements	(36,848,809)	(82,218,493)
Net cash flows provided by
operating activities	$3,828,968	$6,312,640
Issuance of real estate joint venture
preferred shares	$240,000	$—
Repayments of mortgage notes	(4,731,398)	(4,554,041)
Distributions paid to minority shareholders	(1,529,318)	(16,800)
Net cash flows used in financing activities	$(8,111,499)	$(6,661,624)
Net decrease in cash	$(4,282,531)	$(348,984)
Cash at beginning of year	$6,789,395	$984,755
Cash at end of year	$2,506,864	$635,771
Supplemental Disclosure and Non-cash
Operating and Financing Activities
Interest paid on mortgage notes	$26,039,457	$13,606,990
Non-cash change in working capital of real
estate investments	1,713,297	—

61

Belmar Capital Fund LLC

N O T E S   T O   C O N S O L I D AT E D   F I N A N C I A L   S T AT E M E N T S   C O N T ’ D

	Year Ended
	December 31, 2005

	Previously
Financial Highlights	Reported	Restated

Ratios as a percentage of average net assets
Expenses of Wholly Owned Property	—	0.73%
Expenses of Consolidated Real Property
Subsidiaries
Interest and other borrowing costs	1.29%	—
Operating expenses	0.36%	—
Total expenses	3.38%	2.46%
Ratios as a percentage of average gross assets
Expenses of Wholly Owned Property	—	0.53%
Expenses of Consolidated Real Property
Subsidiaries
Interest and other borrowing costs	0.93%	—
Operating expenses	0.26%	—
Total expenses	2.44%	1.78%

	Year Ended
	December 31, 2004

Consolidated Statement of	Previously
Operations	Reported	Restated

Rental income	$57,195,941	$17,606,813
Net investment income from real estate
joint ventures	—	5,336,816
Interest	633,453	608,070
Total investment income	$92,676,501	$58,398,806
Property management and administrative fees	$1,679,045	$—
Interest expense on mortgage notes	28,190,253	13,399,727
Property and maintenance expenses	10,854,510	—
Property taxes and insurance	5,475,612	—
Miscellaneous	2,017,828	1,733,263
Total expenses	$68,078,989	$34,994,731
Net expenses	$66,204,475	$33,120,217
Net investment income before minority
interests in net income of controlled
subsidiaries	$26,472,026	$25,278,589
Minority interests in net income of
controlled subsidiaries	(1,247,532)	(54,095)
Net realized gain (loss)
Investment transactions, securities sold short
and foreign currency transactions allocated
from Belvedere Company
(identified cost basis)	$45,278,877	$5,160,874
Net realized gain	$57,671,882	$17,553,879

	Year Ended
	December 31, 2004

Consolidated Statement of	Previously
Operations	Reported	Restated

Change in unrealized appreciation
(depreciation)
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$112,083,513	$152,201,516
Investments in other real estate	(15,764,223)	—
Investments in real estate joint ventures	—	(48,031,248)
Investments in Wholly Owned Property	—	32,267,025
Net change in unrealized
appreciation (depreciation)	$52,072,410	$92,190,413

	Year Ended
	December 31, 2004

Consolidated Statement of	Previously
Changes in Net Assets	Reported	Restated

Net realized gain from investment transactions,
securities sold short, foreign currency
transactions and interest rate
swap agreements	$57,671,882	$17,553,879
Net change in unrealized appreciation
(depreciation) of investments, securities
sold short, foreign currency and interest rate
swap agreements	52,072,410	92,190,413

	Year Ended
	December 31, 2004

Consolidated Statement of	Previously
Cash Flows	Reported	Restated

Net investment income from real estate
joint ventures	$—	$(5,336,816)
Return of capital from real estate joint venture	—	172,000,000
Distributions of earnings from real estate
joint ventures	—	2,182,987
Decrease in escrow deposits	(504,789)	—
Increase in other assets	(1,003,263)	(1,867,725)
Increase in security deposits, accrued interest
and accrued other expenses and liabilities	4,324,537	740,067
Decrease in accrued property taxes	(614,721)	—
Cash assumed in connection with acquisition
of other real estate	15,051	—
Decrease in cash due to sale of other real estate	(1,297,376)	—
Improvements to rental property	(1,217,999)	—
Minority interests in net income of
controlled subsidiaries	1,247,532	54,095

Belmar Capital Fund LLC

N O T E S   T O   C O N S O L I D AT E D   F I N A N C I A L   S T AT E M E N T S   C O N T ’ D

	Year Ended
	December 31, 2004

Consolidated Statement of	Previously
Cash Flows	Reported	Restated

Net realized gain from investment transactions,
securities sold short and foreign currency
transactions allocated from
Belvedere Company	$(57,671,882)	$(17,553,879)
Net change in unrealized (appreciation)
depreciation of investments, securities sold
short and foreign currency allocated from
Belvedere Company	(52,072,410)	(92,190,413)
Net cash flows provided by operating
activities	$74,309,260	$241,132,896

Issuance of real estate joint venture
preferred shares	$(210,000)	$—
Proceeds from mortgage notes	215,000,000	—
Repayments of mortgage notes	(5,174,535)	(3,923,177)
Distributions paid to minority shareholders	(446,326)	(70,895)
Return of capital distributed to
minority shareholder	(43,000,000)	—
Capital contributed by minority shareholder	878,988	—
Net cash flows used in financing activities	$(74,124,961)	$(245,167,160)

Net increase (decrease) in cash	$184,299	$(4,034,264)

Cash at beginning of year	$6,605,096	$5,019,019

Cash at end of year	$6,789,395	$984,755

Supplemental Disclosure and Non-cash
Operating and Financing Activities
Interest paid on mortgage notes	$26,002,996	$12,609,597
Market value of real property and other assets,
net of current liabilities, assumed in
conjunction with the acquisition of
other real estate	840,381,023	242,750,000
Mortgage notes assumed in conjunction with
the acquisitions of other real estate	244,129,496	229,674,914
Market value of minority interests assumed in
conjunction with the acquisitions of other
real estate	116,686,185	—
Market value of real property and other assets,
net of current liabilities, disposed of in
conjunction with the sale of other real estate	379,783,597	—
Mortgage notes disposed of in conjunction with
the sale of other real estate	160,013,240	—
Market value of minority interests disposed of
in conjunction with the sales of other
real estate	40,158,768	—

	Year Ended
	December 31, 2004

	Previously
Financial Highlights	Reported	Restated

Ratios as a percentage of average net assets
Expenses of Wholly Owned Property	—	0.72%
Expenses of Consolidated Real Property
Subsidiaries
Interest and other borrowing costs	1.47%	—
Operating expenses	0.94%	—
Total expenses	4.08%	2.39%
Ratios as a percentage of average gross assets
Expenses of Wholly Owned Property	—	0.48%
Expenses of Consolidated Real Property
Subsidiaries
Interest and other borrowing costs	1.01%	—
Operating expenses	0.64%	—
Total expenses	2.81%	1.64%

Belmar Capital Fund LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Belmar Capital Fund LLC and Subsidiaries

We have audited the accompanying consolidated statements of asset and liabilities, including the consolidated portfolio of investments, of Belmar Capital Fund LLC and Subsidiaries (collectively, the Fund) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for each of the three years in the period ended December 31, 2006. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2006 and 2005 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2006 and 2005, and the results of its operations, the changes in its net assets, its cash flows, and the financial highlights for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the financial statements include investments whose fair values have been estimated by management in the absence of readily determinable fair values.  Management’s estimates are based on information provided by the fund managers.  As of December 31, 2006 and 2005 these investments were valued at $443,793,592 (23% of net assets) and $410,072,177 (22% of net assets), respectively.

As discussed in Note 13, for the Fund referred to above, the consolidated statement of assets and liabilities, including the consolidated portfolio as of December 31, 2005, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for each of the two years in the period ended December 31, 2005, have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 18, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Fund’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

DELOITTE & TOUCHE LLP Boston, Massachusetts June 18, 2007

Belmar Capital Fund LLC

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Eaton Vance Management (Eaton Vance), as manager of Belmar Capital Fund LLC (the Fund), with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, (collectively referred to in this report as “management”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act. The Fund’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment and those criteria, management believes that the Fund maintained effective internal control over financial reporting as of December 31, 2006.

The Fund’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Fund’s internal control over financial reporting. That report appears on the following page.

June 18, 2007

Belmar Capital Fund LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Belmar Capital Fund LLC and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Belmar Capital Fund LLC and subsidiaries (the Fund) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Fund maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Fund and our report dated June 18, 2007 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP Boston, Massachusetts June 18, 2007

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 P O R T F O L I O O F I N V E S T M E N T S

C o m m o n S t o c k s — 9 9 . 7%

Security	Shares	Value

Aerospace & Defense — 3.3%

Boeing Company (The)	948,774	$84,289,082
General Dynamics Corp.	1,470,000	109,294,500
Honeywell International, Inc.	293,060	13,258,034
Northrop Grumman Corp.	3,106,377	210,301,723
Raytheon Co.	350,050	18,482,640
Rockwell Collins, Inc.	129,632	8,204,409
United Technologies Corp.	3,693,938	230,945,004

		$674,775,392

Air Freight & Logistics — 2.7%

C.H. Robinson Worldwide, Inc.	2,078,589	$84,993,504
FedEx Corp.	2,219,776	241,112,069
United Parcel Service, Inc., Class B	2,979,416	223,396,612

		$549,502,185

Airlines — 0.0%

Southwest Airlines Co.	386,112	$5,915,236

		$5,915,236

Auto Components — 0.1%

BorgWarner, Inc.	95,849	$5,657,008
Delphi Corp.(1)	5,361	20,479
Johnson Controls, Inc.	213,523	18,345,896
Visteon Corp.(1)	4,426	37,532

		$24,060,915

Automobiles — 0.1%

DaimlerChrysler AG(2)	24,284	$1,491,280
Ford Motor Co.	83,266	625,328
General Motors Corp.	33,939	1,042,606
Harley-Davidson, Inc.	141,140	9,946,136

		$13,105,350

Beverages — 4.5%

Anheuser-Busch Companies, Inc.	4,881,907	$240,189,824
Brown-Forman Corp., Class A	479,732	32,348,329
Brown-Forman Corp., Class B	45,820	3,035,117
Coca Cola Co. (The)	4,721,933	227,833,267
Coca-Cola Enterprises, Inc.	1,606,930	32,813,511
PepsiCo, Inc.	6,177,920	386,428,896

		$922,648,944

Security	Shares	Value

Biotechnology — 1.7%

Amgen, Inc.(1)	4,383,782	$299,456,148
Biogen Idec, Inc.(1)	211,200	10,388,928
Celera Group(1)	8,870	124,091
Genzyme Corp.(1)	501,099	30,857,676
Gilead Sciences, Inc.(1)	115,482	7,498,246
Vertex Pharmaceuticals, Inc.(1)	13,000	486,460

		$348,811,549

Building Products — 0.7%

American Standard Companies, Inc.	868,699	$39,829,849
Masco Corp.	3,420,182	102,160,836

		$141,990,685

Capital Markets — 5.4%

Affiliated Managers Group, Inc.(1)	20,520	$2,157,268
Ameriprise Financial, Inc.	67,969	3,704,311
Bank of New York Co., Inc.	426,888	16,806,581
Bear Stearns Companies, Inc.	95,736	15,583,906
Charles Schwab Corp. (The)	847,738	16,395,253
Credit Suisse Group(2)	155,136	10,796,273
Federated Investors, Inc., Class B	1,599,819	54,041,886
Franklin Resources, Inc.	797,053	87,811,329
Goldman Sachs Group, Inc.	1,115,548	222,384,494
Investors Financial Services Corp.	450,386	19,217,971
Knight Capital Group, Inc., Class A(1)	1,750,000	33,547,500
Legg Mason, Inc.	46,784	4,446,819
Lehman Brothers Holdings, Inc.	192,474	15,036,069
Mellon Financial Corp.	321,392	13,546,673
Merrill Lynch & Co., Inc.	2,472,803	230,217,959
Morgan Stanley	3,053,604	248,654,974
Northern Trust Corp.	725,484	44,029,624
Nuveen Investments, Class A	110,000	5,706,800
Piper Jaffray Cos., Inc.(1)	27,517	1,792,733
Raymond James Financial, Inc.	221,005	6,698,662
State Street Corp.	146,764	9,897,764
T. Rowe Price Group, Inc.	341,862	14,963,300
UBS AG(2)	192,683	11,624,565
Waddell & Reed Financial, Inc., Class A	273,635	7,486,654

		$1,096,549,368

S e e n o t e s t o f i n a n c i a l s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

Security	Shares	Value

Chemicals — 0.8%

Arch Chemicals, Inc.	4,950	$164,885
Arkema (ADR)(1)	20,000	1,026,702
Ashland, Inc.	46,969	3,249,315
Dow Chemical Co. (The)	250,250	9,994,985
E.I. du Pont de Nemours and Co.	1,031,498	50,244,268
Ecolab, Inc.	407,411	18,414,977
MacDermid, Inc.	41,355	1,410,206
Monsanto Co.	39,066	2,052,137
Olin Corp.	9,900	163,548
PPG Industries, Inc.	27,142	1,742,788
Rohm and Haas Co.	2,601	132,963
Sigma-Aldrich Corp.	630,897	49,033,315
Tronox, Inc., Class B	37,854	597,715
Valspar Corp. (The)	1,219,107	33,696,117

		$171,923,921

Commercial Banks — 7.8%

Associated Banc-Corp.	991,726	$34,591,403
Bank of Hawaii Corp.	69,735	3,762,203
Bank of Montreal(2)	255,949	15,149,621
BB&T Corp.	1,867,960	82,059,483
City National Corp.	184,221	13,116,535
Colonial BancGroup, Inc. (The)	52,095	1,340,925
Comerica, Inc.	466,015	27,345,760
Commerce Bancshares, Inc.	171,056	8,280,821
Compass Bancshares, Inc.	54,254	3,236,251
Fifth Third Bancorp	2,711,753	110,992,050
First Citizens BancShares, Inc., Class A	22,480	4,555,347
First Horizon National Corp.	148,868	6,219,705
First Midwest Bancorp, Inc.	523,358	20,243,487
HSBC Holdings PLC (Hungary) (ADR)	220,592	4,037,864
HSBC Holdings PLC (UK) (ADR)	580,708	53,221,888
Huntington Bancshares, Inc.	583,001	13,846,274
KeyCorp	663,862	25,246,672
M&T Bank Corp.	81,234	9,923,545
Marshall & Ilsley Corp.	663,221	31,907,562
National City Corp.	1,511,282	55,252,470
PNC Financial Services Group, Inc.	166,675	12,340,617
Popular, Inc.(2)	1,432	25,704
Regions Financial Corp.	2,294,230	85,804,202
Royal Bank of Canada(2)	574,109	27,356,294
Societe Generale(2)	1,606,685	271,515,830
SunTrust Banks, Inc.	1,252,412	105,766,193

Security	Shares	Value

Commercial Banks (continued)

Synovus Financial Corp.	1,065,458	$32,848,070
Toronto-Dominion Bank (The)(2)	17,915	1,072,571
Trustmark Corp.	205,425	6,719,452
U.S. Bancorp	4,831,496	174,851,840
Valley National Bancorp.	109,831	2,911,620
Wachovia Corp.	2,539,881	144,646,223
Wells Fargo & Co.	4,253,936	151,269,964
Westamerica Bancorporation	258,826	13,104,360
Whitney Holding Corp.	117,128	3,820,715
Zions Bancorporation	454,096	37,435,674

		$1,595,819,195

Commercial Services & Supplies — 0.8%

Acco Brands Corp.(1)	15,490	$410,020
Allied Waste Industries, Inc.(1)	1,240,437	15,244,971
Avery Dennison Corp.	65,769	4,467,688
Cintas Corp.	1,251,060	49,679,593
Donnelley (R.R.) & Sons Co.	60,262	2,141,711
Herman Miller, Inc.	541,800	19,699,848
HNI Corp.	765,839	34,010,910
Hudson Highland Group, Inc.(1)	5,226	87,170
Manpower, Inc.	706	52,901
Monster Worldwide, Inc.(1)	39,395	1,837,383
PHH Corp.(1)	27,409	791,298
Pitney Bowes, Inc.	31,857	1,471,475
School Specialty, Inc.(1)	12,603	472,486
Waste Management, Inc.	671,011	24,673,074

		$155,040,528

Communications Equipment — 1.6%

3Com Corp.(1)	472,985	$1,943,968
ADC Telecommunications, Inc.(1)	21,341	310,084
Alcatel SA (ADR)	89,240	1,268,993
Avaya, Inc.(1)	20,404	285,248
Cisco Systems, Inc.(1)	6,198,467	169,404,103
Comverse Technology, Inc.(1)	165,755	3,499,088
Corning, Inc.(1)	3,671,953	68,702,241
Dycom Industries, Inc.(1)	61,019	1,288,721
Juniper Networks, Inc.(1)	35,691	675,988
Motorola, Inc.	1,266,823	26,045,881
Nokia Oyj (ADR)	2,042,478	41,503,153
Nortel Networks Corp.(1)(2)	72,544	1,939,101

S e e n o t e s t o f i n a n c i a l s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

Security	Shares	Value

Communications Equipment (continued)

QUALCOMM, Inc.	347,456	$13,130,362
Riverstone Networks, Inc.(3)	28,706	0
Tellabs, Inc.(1)	32,678	335,276

		$330,332,207

Computer Peripherals — 2.3%

Dell, Inc.(1)	4,406,741	$110,565,132
EMC Corp.(1)	1,747,812	23,071,118
Gateway, Inc.(1)	65,556	131,768
Hewlett-Packard Co.	887,799	36,568,441
International Business Machines Corp.	1,575,883	153,097,033
Lexmark International, Inc., Class A(1)	1,714,509	125,502,059
McDATA Corp., Class A(1)	7,666	42,546
Network Appliance, Inc.(1)	364,967	14,335,904
Palm, Inc.(1)	68,379	963,460
Sun Microsystems, Inc.(1)	319,180	1,729,956

		$466,007,417

Construction & Engineering — 0.1%

Jacobs Engineering Group, Inc.(1)	157,319	$12,827,791

		$12,827,791

Construction Materials — 0.1%

CRH PLC(2)	207,894	$8,634,999
Vulcan Materials Co.	206,614	18,568,400

		$27,203,399

Consumer Finance — 1.0%

American Express Co.	618,260	$37,509,834
Capital One Financial Corp.	1,705,714	131,032,949
SLM Corp.	916,399	44,692,779

		$213,235,562

Containers & Packaging — 0.1%

Bemis Co., Inc.	295,186	$10,030,420
Sealed Air Corp.	21,264	1,380,459
Sonoco Products Co.	128,617	4,895,163
Temple-Inland, Inc.	115,924	5,335,982

		$21,642,024

Distributors — 0.0%

Genuine Parts Co.	190,459	$9,033,470

		$9,033,470

Security	Shares	Value

Diversified Consumer Services — 0.3%

Apollo Group, Inc., Class A(1)	31,893	$1,242,870
H&R Block, Inc.	1,599,312	36,848,148
Laureate Education, Inc.(1)	302,518	14,711,450
ServiceMaster Co. (The)	1,156,537	15,162,200

		$67,964,668

Diversified Financial Services — 3.1%

Bank of America Corp.	4,074,755	$217,551,169
Citigroup, Inc.	4,486,846	249,917,322
ING Groep N.V. (ADR)	257,281	11,364,102
JPMorgan Chase & Co.	2,748,807	132,767,378
Moody’s Corp.	309,906	21,402,108

		$633,002,079

Diversified Telecommunication Services — 1.4%

AT&T, Inc.	1,201,387	$42,949,585
BCE, Inc.(2)	2,653,500	71,644,500
Bell Aliant Regional Communications, Inc.(1)(2)(3)(5)	210,251	4,870,986
BellSouth Corp.	165,981	7,819,365
Cincinnati Bell, Inc.(1)	169,013	772,389
Citizens Communications Co.	6,949	99,857
Deutsche Telekom AG (ADR)	1,843,732	33,555,922
Embarq Corp.	16,420	863,035
McLeod USA, Inc., Class A(1)(3)	947	0
Qwest Communications International, Inc.(1)	38,011	318,152
RSL Communications, Ltd., Class A(1)(2)(3)	247,161	0
Telefonos de Mexico SA de CV (ADR)	2,883,026	81,416,654
Verizon Communications, Inc.	462,191	17,211,993
Windstream Corp.	1,105,386	15,718,589

		$277,241,027

Electric Utilities — 0.4%

American Electric Power Co., Inc.	960	$40,877
Duke Energy Corp.	417,250	13,856,873
Exelon Corp.	1,003,134	62,083,963
Southern Co. (The)	65,985	2,432,207

		$78,413,920

Electrical Equipment — 0.6%

American Power Conversion Corp.	15,654	$478,856
Emerson Electric Co.	2,533,434	111,648,436
Rockwell Automation, Inc.	160,084	9,777,931
Roper Industries, Inc.	46,244	2,323,299
Thomas & Betts Corp.(1)	106,648	5,042,317

		$129,270,839

S e e n o t e s t o f i n a n c i a l s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

Security	Shares	Value

Electronic Equipment & Instruments — 0.4%

Agilent Technologies, Inc.(1)	451,772	$15,744,254
Arrow Electronics, Inc.(1)	8,750	276,063
Flextronics International, Ltd.(1)(2)	441,607	5,069,648
Jabil Circuit, Inc.	2,082,013	51,113,419
National Instruments Corp.	278,794	7,594,349
Plexus Corp.(1)	146,273	3,492,999
Sanmina-SCI Corp.(1)	540,602	1,865,077
Solectron Corp.(1)	1,670,613	5,379,374

		$90,535,183

Energy Equipment & Services — 0.7%

Baker Hughes, Inc.	194,687	$14,535,331
GlobalSantaFe Corp.(2)	20,000	1,175,600
Grant Prideco, Inc.(1)	11,694	465,070
Halliburton Co.	1,251,578	38,861,497
Schlumberger, Ltd.(2)	1,178,674	74,445,050
Smith International, Inc.	120,165	4,935,177
Transocean, Inc.(1)(2)	103,602	8,380,366

		$142,798,091

Food & Staples Retailing — 1.8%

Casey’s General Stores, Inc.	12,551	$295,576
Costco Wholesale Corp.	928,292	49,078,798
CVS Corp.	365,636	11,301,809
Kroger Co. (The)	1,344,295	31,012,886
Safeway, Inc.	1,135,280	39,235,277
SUPERVALU, Inc.	98,710	3,528,883
Sysco Corp.	2,229,368	81,951,568
Walgreen Co.	1,063,420	48,800,344
Wal-Mart Stores, Inc.	2,141,995	98,917,329

		$364,122,470

Food Products — 2.5%

Archer-Daniels-Midland Co.	1,376,641	$43,997,446
Campbell Soup Co.	1,295,515	50,382,578
ConAgra Foods, Inc.	954,451	25,770,177
Dean Foods Co.(1)	286,449	12,111,064
Del Monte Foods Co.	99,492	1,097,397
General Mills, Inc.	151,524	8,727,782
H.J. Heinz Co.	292,513	13,166,010
Hershey Co. (The)	497,578	24,779,384
J.M. Smucker Co. (The)	7,152	346,657

Security	Shares	Value

Food Products (continued)

Kellogg Co.	54,076	$2,707,045
Kraft Foods, Inc.	465	16,601
Nestle SA(2)	275,000	97,368,672
Sara Lee Corp.	4,504,598	76,713,304
Smithfield Foods, Inc.(1)	3,650,830	93,680,298
TreeHouse Foods, Inc.(1)	64,797	2,021,666
Tyson Foods, Inc., Class A	265,272	4,363,724
William Wrigley Jr. Co.	996,034	51,514,878

		$508,764,683

Gas Utilities — 0.0%

National Fuel Gas Co.	4,000	$154,160

		$154,160

Health Care Equipment & Supplies — 1.0%

Advanced Medical Optics, Inc.(1)	9,834	$346,157
Baxter International, Inc.	241,562	11,206,061
Becton, Dickinson and Co.	63,708	4,469,116
Biomet, Inc.	419,890	17,328,860
Boston Scientific Corp.(1)	1,138,837	19,565,220
DENTSPLY International, Inc.	7,701	229,875
Edwards Lifesciences Corp.(1)	3,070	144,413
Hillenbrand Industries, Inc.	188,606	10,737,340
Hospira, Inc.(1)	114,611	3,848,637
Medtronic, Inc.	1,886,733	100,959,083
Medtronic, Inc.(3)(4)	7,500	401,074
St. Jude Medical, Inc.(1)	84,585	3,092,428
Stryker Corp.	151,918	8,372,201
Zimmer Holdings, Inc.(1)	302,863	23,738,402

		$204,438,867

Health Care Providers & Services — 1.9%

AmerisourceBergen Corp.	369,925	$16,631,828
Cardinal Health, Inc.	2,189,814	141,089,716
Caremark Rx, Inc.	1,087,504	62,107,353
CIGNA Corp.	15,036	1,978,287
Express Scripts, Inc.(1)	74,800	5,355,680
Health Management Associates, Inc., Class A	124,425	2,626,612
Henry Schein, Inc.(1)	1,143,408	56,004,124
McKesson Corp.	2,631	133,392
Medco Health Solutions, Inc.(1)	174,081	9,302,889
Sunrise Senior Living, Inc.(1)	8,000	245,760

S e e n o t e s t o f i n a n c i a l s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

Security	Shares	Value

Health Care Providers & Services (continued)

Tenet Healthcare Corp.(1)	3,478	$24,242
Unitedhealth Group	453,594	24,371,606
WellPoint, Inc.(1)	834,692	65,681,913

		$385,553,402

Health Care Technology — 0.0%

IMS Health, Inc.	120,055	$3,299,111

		$3,299,111

Hotels, Restaurants & Leisure — 1.5%

Bob Evans Farms, Inc.	49,985	$1,710,487
Brinker International, Inc.	185,881	5,606,171
Carnival Corp.(2)	550,082	26,981,522
Darden Restaurants, Inc.	184,714	7,419,961
Gaylord Entertainment Co.(1)	428,482	21,822,588
International Game Technology	409,904	18,937,565
International Speedway Corp., Class A	118,344	6,040,278
Jack in the Box, Inc.(1)	74,400	4,541,376
Marriott International, Inc., Class A	395,881	18,891,441
McDonald’s Corp.	915,891	40,601,448
MGM MIRAGE(1)	188,890	10,832,842
OSI Restaurant Partners, Inc.	1,034,548	40,554,282
Papa John’s International, Inc.(1)	157,179	4,559,763
Sonic Corp.(1)	43,809	1,049,226
Starbucks Corp.(1)	2,254,271	79,846,279
Wyndham Worldwide Corp.(1)	128,223	4,105,700
Yum! Brands, Inc.	247,333	14,543,180

		$308,044,109

Household Durables — 0.4%

Blyth, Inc.	583,297	$12,103,413
D.R. Horton, Inc.	637,557	16,888,885
Fortune Brands, Inc.	115,429	9,856,482
Leggett & Platt, Inc.	1,794,941	42,899,090
Newell Rubbermaid, Inc.	291,589	8,441,502

		$90,189,372

Household Products — 3.1%

Clorox Co. (The)	14,873	$954,103
Colgate-Palmolive Co.	702,684	45,843,104
Energizer Holdings, Inc.(1)	168,981	11,995,961
Kimberly-Clark Corp.	1,398,706	95,042,073
Procter & Gamble Co. (The)	7,412,101	476,375,731

		$630,210,972

Security	Shares	Value

Independent Power Producers & Energy Traders — 0.1%

AES Corp. (The)(1)	40,339	$889,072
Dynegy, Inc., Class A(1)	22,688	164,261
TXU Corp.	196,092	10,630,147

		$11,683,480

Industrial Conglomerates — 2.9%

3M Co.	911,246	$71,013,401
General Electric Co.	12,987,699	483,272,280
Teleflex, Inc.	14,497	935,926
Textron, Inc.	12,838	1,203,819
Tyco International, Ltd.(2)	1,125,841	34,225,566

		$590,650,992

Insurance — 5.8%

Aegon, N.V. (ADR)	5,182,849	$98,214,989
AFLAC, Inc.	2,198,053	101,110,438
Allstate Corp. (The)	191,646	12,478,071
American International Group, Inc.	6,322,481	453,068,988
AON Corp.	517,325	18,282,266
Arthur J. Gallagher & Co.	557,196	16,465,142
Berkshire Hathaway, Inc., Class A(1)	641	70,503,590
Berkshire Hathaway, Inc., Class B(1)	40,436	148,238,376
Chubb Corp. (The)	30,869	1,633,279
Commerce Group, Inc. (The)	84,309	2,508,193
Hartford Financial Services Group, Inc. (The)	45,700	4,264,267
Lincoln National Corp.	224,854	14,930,306
Manulife Financial Corp.(2)	210,896	7,126,176
Marsh & McLennan Cos., Inc.	478,800	14,680,008
MetLife, Inc.	803,028	47,386,682
Old Republic International Corp.	300,685	6,999,947
Principal Financial Group, Inc.	113,328	6,652,354
Progressive Corp. (The)	3,784,948	91,671,441
SAFECO Corp.	161,000	10,070,550
St. Paul Travelers Cos., Inc. (The)	349,428	18,760,789
Torchmark Corp.	318,929	20,334,913
UnumProvident Corp.	53,710	1,116,094
XL Capital Ltd., Class A(2)	187,100	13,474,942

		$1,179,971,801

S e e n o t e s t o f i n a n c i a l s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

Security	Shares	Value

Internet & Catalog Retail — 0.2%

Amazon.com, Inc.(1)	42,476	$1,676,103
Expedia, Inc.(1)	403,096	8,456,954
IAC/InterActiveCorp(1)	429,832	15,972,557
Liberty Media Corp. - Interactive(1)	275,760	5,948,143

		$32,053,757

Internet Software & Services — 0.4%

eBay, Inc.(1)	1,257,244	$37,805,327
Google, Inc., Class A(1)	91,634	42,195,624

		$80,000,951

IT Services — 2.5%

Accenture Ltd., Class A(2)	2,739,520	$101,170,474
Acxiom Corp.	455,893	11,693,655
Affiliated Computer Services, Inc.(1)	183,730	8,973,373
Automatic Data Processing, Inc.	1,491,647	73,463,615
BISYS Group, Inc. (The)(1)	65,000	839,150
Computer Sciences Corp.(1)	226,702	12,099,086
DST Systems, Inc.(1)	72,199	4,521,823
Electronic Data Systems Corp.	1,252	34,493
Fidelity National Information Services, Inc.	42,862	1,718,338
First Data Corp.	3,488,152	89,017,639
Fiserv, Inc.(1)	832,355	43,632,049
Gartner, Inc., Class A(1)	30,576	605,099
Paychex, Inc.	1,623,499	64,193,150
Perot Systems Corp.(1)	649,037	10,637,716
Safeguard Scientifics, Inc.(1)	26,579	64,321
Western Union Co.	3,488,152	78,204,368

		$500,868,349

Leisure Equipment & Products — 0.0%

Eastman Kodak Co.	90,761	$2,341,634
Mattel, Inc.	30,514	691,447

		$3,033,081

Life Sciences Tools & Services — 0.2%

Dionex Corp.(1)	37,300	$2,115,283
Invitrogen Corp.(1)	429,910	24,328,607
PerkinElmer, Inc.	254,526	5,658,113
Waters Corp.(1)	97,439	4,771,588

		$36,873,591

Security	Shares	Value

Machinery — 3.6%

Caterpillar, Inc.	185,437	$11,372,851
Danaher Corp.	4,060,343	294,131,247
Deere & Co.	3,312,500	314,919,375
Donaldson Co., Inc.	77,792	2,700,160
Dover Corp.	532,425	26,099,474
Illinois Tool Works, Inc.	1,656,572	76,517,061
ITT Industries, Inc.	8,428	478,879
Nordson Corp.	72,383	3,606,845
Parker Hannifin Corp.	35,571	2,734,698

		$732,560,590

Media — 4.9%

ADVO, Inc.	750,000	$24,450,000
Belo Corp., Class A	330,817	6,080,416
Cablevision Systems Corp., Class A	4	114
Catalina Marketing Corp.	79,803	2,194,583
CBS Corp., Class A	14,887	464,772
CBS Corp., Class B	556,629	17,355,692
Clear Channel Communications, Inc.	129,887	4,616,184
Comcast Corp., Class A(1)	1,895,538	80,238,124
Comcast Corp., Class A Special(1)	2,367,010	99,130,379
Discovery Holding Co., Class A(1)	102,540	1,649,869
E.W. Scripps Co. (The), Class A	51,066	2,550,236
EchoStar Communications Corp., Class A(1)	35,150	1,336,755
Entercom Communications Corp.	220,000	6,199,600
Gannett Co., Inc.	423,389	25,598,099
Havas SA (ADR)	3,142,938	17,367,670
Idearc, Inc.(1)	23,103	661,901
Interpublic Group of Companies, Inc., (The)(1)	932,692	11,416,150
Lamar Advertising Co.(1)	241,409	15,785,735
Liberty Global, Inc., Class A(1)	46,731	1,362,209
Liberty Global, Inc., Class C(1)	48,416	1,355,648
Liberty Media Holding Corp.-Capital, Series A(1)	55,152	5,403,793
Liberty Media Holding Corp.-Capital, Series B(1)	526	51,614
Live Nation, Inc.(1)	16,410	367,584
McClatchy Co., (The), Class A	9,394	406,760
McGraw-Hill Companies, Inc., (The)	482,884	32,845,770
New York Times Co. (The), Class A	300,468	7,319,400
News Corp., Class A	187,934	4,036,822
Omnicom Group, Inc.	2,410,418	251,985,098
Publicis Groupe(1)	329,132	13,849,518
Time Warner, Inc.	4,059,654	88,419,264
Tribune Co.	1,694,658	52,161,573

S e e n o t e s t o f i n a n c i a l s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

Security	Shares	Value

Media (continued)

Univision Communications, Inc., Class A(1)	27,009	$956,659
Viacom, Inc., Class A(1)	13,791	565,569
Viacom, Inc., Class B(1)	524,573	21,523,230
Vivendi SA (ADR)	174,913	6,815,149
Walt Disney Co. (The)	4,955,298	169,818,062
Washington Post Co. (The), Class B	16,470	12,280,032
WPP Group PLC(2)	139,450	1,881,113
WPP Group PLC (ADR)	256,051	17,344,895

		$1,007,846,041

Metals & Mining — 0.3%

Alcoa, Inc.	85,947	$2,579,269
Nucor Corp.	741,928	40,553,784
Phelps Dodge Corp.	29,724	3,558,557
Steel Dynamics, Inc.	623,600	20,235,820

		$66,927,430

Multiline Retail — 1.6%

99 Cents Only Stores(1)	807,619	$9,828,723
Dollar General Corp.	52,668	845,848
Dollar Tree Stores, Inc.(1)	646,996	19,474,580
Family Dollar Stores, Inc.	2,249,176	65,968,332
Federated Department Stores, Inc.	231,607	8,831,175
J.C. Penney Company, Inc.	130,349	10,083,799
Nordstrom, Inc.	131,384	6,482,487
Sears Holdings Corp.(1)	4,563	766,265
Target Corp.	3,504,497	199,931,554

		$322,212,763

Multi-Utilities — 0.0%

Ameren Corp.	5,000	$268,650
Dominion Resources, Inc.	3,249	272,396
PG&E Corp.	3,000	141,990
TECO Energy, Inc.	20,354	350,699
Wisconsin Energy Corp.	9,576	454,477

		$1,488,212

Office Electronics — 0.0%

Xerox Corp.(1)	22,878	$387,782
Zebra Technologies Corp., Class A(1)	13,500	469,665

		$857,447

Security	Shares	Value

Oil, Gas & Consumable Fuels — 10.1%

Anadarko Petroleum Corp.	5,118,262	$222,746,762
Apache Corp.	2,145,450	142,693,880
BP PLC (ADR)	5,110,159	342,891,669
Chevron Corp.	545,679	40,123,777
ConocoPhillips	6,155,436	442,883,620
Devon Energy Corp.	818,602	54,911,822
El Paso Corp.	97,665	1,492,321
Exxon Mobil Corp.	7,018,803	537,850,874
Hess Corp.	56,192	2,785,437
Kinder Morgan, Inc.	1,762,113	186,343,450
Marathon Oil Corp.	19,294	1,784,695
Murphy Oil Corp.	39,036	1,984,981
Newfield Exploration Co.(1)	30,851	1,417,603
Royal Dutch Shell PLC (ADR)	116,941	8,278,253
Total SA (ADR)	762,250	54,821,020
Valero Energy Corp.	11,481	587,368
Williams Cos., Inc. (The)	223,515	5,838,212

		$2,049,435,744

Paper and Forest Products — 0.1%

International Paper Co.	150,301	$5,125,264
MeadWestvaco Corp.	45,590	1,370,435
Neenah Paper, Inc.	33,028	1,166,549
Weyerhaeuser Co.	85,020	6,006,663

		$13,668,911

Personal Products — 0.3%

Avon Products, Inc.	173,400	$5,729,136
Estee Lauder Cos., Inc., (The) Class A	1,160,940	47,389,571

		$53,118,707

Pharmaceuticals — 6.6%

Abbott Laboratories	3,244,908	$158,059,469
Allergan, Inc.	138,300	16,560,042
Bristol-Myers Squibb Co.	4,735,992	124,651,309
Eli Lilly & Co.	3,934,161	204,969,788
Forest Laboratories, Inc.(1)	56,729	2,870,487
GlaxoSmithKline PLC (ADR)	419,815	22,149,439
Johnson & Johnson	3,883,957	256,418,841
King Pharmaceuticals, Inc.(1)	152,305	2,424,696
Merck & Co., Inc.	2,720,051	118,594,224
Mylan Laboratories, Inc.	27,992	558,720

S e e n o t e s t o f i n a n c i a l s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

Security	Shares	Value

Pharmaceuticals (continued)

Novo Nordisk A/S (ADR)	269,510	$22,539,121
Pfizer, Inc.	9,928,570	257,149,963
Schering-Plough Corp.	1,739,845	41,129,936
Sepracor, Inc.(1)	4,000	246,320
Shering AG (ADR)	25,000	3,334,543
Teva Pharmaceutical Industries, Ltd. (ADR)	1,676,190	52,095,985
Watson Pharmaceuticals, Inc.(1)	562,702	14,647,133
Wyeth	828,310	42,177,545

		$1,340,577,561

Real Estate Investment Trusts (REITs) — 0.0%

ProLogis	104,563	$6,354,294

		$6,354,294

Real Estate Management & Development — 0.0%

Forest City Enterprises, Inc., Class A	58,779	$3,432,694
Realogy Corp.(1)	160,279	4,859,659

		$8,292,353

Road & Rail — 0.1%

Avis Budget Group, Inc.	64,111	$1,390,568
Burlington Northern Santa Fe Corp.	192,210	14,187,020
CSX Corp.	76,268	2,625,907
Heartland Express, Inc.	1	15
Kansas City Southern(1)	6,815	197,499
Norfolk Southern Corp.	3,990	200,657
Union Pacific Corp.	14,580	1,341,652

		$19,943,318

Semiconductors & Semiconductor Equipment — 1.9%

Agere Systems, Inc.(1)	7,696	$147,532
Analog Devices, Inc.	600,378	19,734,425
Applied Materials, Inc.	1,094,431	20,192,252
Broadcom Corp., Class A(1)	911,708	29,457,286
Cypress Semiconductor Corp.(1)	52,742	889,758
Intel Corp.	11,168,974	226,171,724
KLA-Tencor Corp.	148,373	7,381,557
Linear Technology Corp.	395,760	11,999,443
LSI Logic Corp.(1)	132,810	1,195,290
Maxim Integrated Products, Inc.	263,099	8,056,091
Skyworks Solutions, Inc.(1)	98,685	698,690
Teradyne, Inc.(1)	7,248	108,430

Security	Shares	Value

Semiconductors & Semiconductor Equipment (continued)

Texas Instruments, Inc.	2,086,420	$60,088,896
Verigy, Ltd.(1)(2)	29,129	517,040
Xilinx, Inc.	23,033	548,416

		$387,186,830

Software — 2.0%

Adobe Systems, Inc.(1)	489,938	$20,146,251
CA, Inc.	39,583	896,555
Cadence Design Systems, Inc.(1)	269,092	4,819,438
Compuware Corp.(1)	150,944	1,257,364
Electronic Arts, Inc.(1)	21,405	1,077,956
Fair Isaac Corp.	236,946	9,631,855
Intuit, Inc.(1)	997,878	30,445,258
Jack Henry & Associates, Inc.	201,006	4,301,528
Microsoft Corp.	6,910,072	206,334,750
Oracle Corp.(1)	4,797,138	82,222,945
SAP AG (ADR)	615,900	32,704,290
Symantec Corp.(1)	197,186	4,111,328
Wind River Systems, Inc.(1)	59,479	609,660

		$398,559,178

Specialty Retail — 1.8%

Abercrombie & Fitch Co., Class A	5,929	$412,836
AutoNation, Inc.(1)	890,018	18,975,184
Best Buy Co., Inc.	170,415	8,382,714
CarMax, Inc.(1)	61,533	3,300,015
Circuit City Stores, Inc.	104,507	1,983,543
Gap, Inc. (The)	540,888	10,547,316
Home Depot, Inc.	4,483,290	180,048,926
Limited Brands, Inc.	603,584	17,467,721
Lowe’s Companies, Inc.	1,785,216	55,609,478
Office Depot, Inc.(1)	79,998	3,053,524
Payless ShoeSource, Inc.(1)	23,100	758,142
Pep Boys (The) - Manny, Moe & Jack	62,500	928,750
RadioShack Corp.	502,318	8,428,896
Sherwin-Williams Co. (The)	35,899	2,282,458
Staples, Inc.	275,430	7,353,981
TJX Companies, Inc. (The)	1,716,834	48,895,432
Tween Brands, Inc.(1)	8,057	321,716

		$368,750,632

S e e n o t e s t o f i n a n c i a l s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

Security	Shares	Value

Textiles, Apparel & Luxury Goods — 1.0%

Coach, Inc.(1)	735,936	$31,615,811
Hanesbrands, Inc.(1)	563,704	13,314,689
NIKE, Inc., Class B	1,529,222	151,438,855

		$196,369,355

Thrifts & Mortgage Finance — 0.3%

Fannie Mae	335,606	$19,931,640
Freddie Mac	146,695	9,960,591
MGIC Investment Corp.	95,045	5,944,114
Washington Mutual, Inc.	625,699	28,463,048

		$64,299,393

Tobacco — 0.3%

Altria Group, Inc.	621,907	$53,372,059

		$53,372,059

Trading Companies & Distributors — 0.0%

United Rentals, Inc.(1)	391,179	$9,947,682

		$9,947,682

Wireless Telecommunication Services — 0.5%

Alltel Corp.	1,421,969	$86,000,685
Sprint Nextel Corp.	344,624	6,509,947
Telephone & Data Systems, Inc., Special Shares	25,844	1,281,862
Telephone and Data Systems, Inc.	25,844	1,404,105
Vodafone Group PLC (ADR)	299,500	8,320,110

		$103,516,709

Total Common Stocks
(identified cost $13,972,240,872)		$20,334,849,302

C o n v e r t i b l e P r e f e r r e d S t o c k s — 0 . 0%
Security	Shares	Value

Independent Power Producers & Energy
Traders — 0.0%

Enron Corp.(1)(3)	11,050	$0

		$0

Total Convertible Preferred Stocks
(identified cost $16,626,069)		$0

O t h e r I s s u e s — 0 . 0%
Security	Shares	Value

Commercial Banks — 0.0%

Wachovia Corp. (Dividend Equalization
Preferred Shares)(1)	166,518		$416

			$416

Software — 0.0%

Seagate Technology, Inc. (Tax Refund Rights)(1)(3)	197,392		$0

			$0

Total Other Issues
(identified cost $39,407)			$416

W a r r a n t s — 0 . 0%
Security	Shares	Value

Communications Equipment — 0.0%

Lucent Technologies, Inc.(1)	18,106		$5,613

			$5,613

Total Warrants
(identified cost $0)			$5,613

S e e n o t e s t o f i n a n c i a l s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 P O R T F O L I O O F I N V E S T M E N T S C O N T ’ D

A f f i l i a t e d   I n v e s t m e n t s — 0 . 1%

		Interest
Description		(000’s omitted)	Value

Investment in Cash Management Portfolio, 4.87%(6)	$ 21,137	$21,136,709

Total Affiliated Investments
(at amortized cost, $21,136,709)		$21,136,709

Total Investments — 99.8%
(identified cost $14,010,043,057)		$20,355,992,040

Other Assets, Less Liabilities — 0.2%		$31,300,207

Net Assets — 100.0%		$20,387,292,247

ADR - American Depository Receipt

(1) Non-income producing security.

(2) Foreign security.

(3) Security valued at fair value using methods determined in good faith by or at the direction of the Trustees.

(4) Security subject to restrictions on resale (see Note 7).

(5) Security exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be sold in transactions exempt from registration, normally to qualified institutional buyers. At December 31, 2006, the aggregate value of the securities is $4,870,986 or 0.02% of the Portfolio’s net assets.

(6) Affiliated investment investing in high quality, U. S. Dollar denominated money market instruments, and that is available to Eaton Vance portfolios and funds. The rate shown is the annualized seven-day yield as of December 31, 2006.

S e e n o t e s t o f i n a n c i a l s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 F I N A N C I A L S T A T E M E N T S

S t a t e m e n t o f A s s e t s a n d L i a b i l i t i e s
As of December 31, 2006
Assets

Unaffiliated Investments, at value (identified cost, $13,988,906,348)	$ 20,334,855,331
Affiliated Investments, at value (amortized cost, $21,136,709)	21,136,709
Cash	2,010
Receivable for investments sold	9,565,416
Dividends and interest receivable	28,247,780
Tax reclaim receivable	1,478,224

Total assets	$ 20,395,285,470

Liabilities

Payable to affiliate for investment adviser fee	$7,278,009
Payable to affiliate for Trustees’ fees	9,161
Other accrued expenses	706,053

Total liabilities	$7,993,223

Net Assets applicable to investors’ interest in Portfolio	$ 20,387,292,247

Sources of Net Assets

Net proceeds from capital contributions and withdrawals	$ 14,041,287,771
Net unrealized appreciation (computed on the basis of identified cost)	6,346,004,476

Total	$ 20,387,292,247

S t a t e m e n t o f O p e r a t i o n s
For the Year Ended
December 31, 2006
Investment Income

Dividends (net of foreign taxes, $5,508,449)	$352,655,089
Interest	2,633,384
Security lending income, net	450,588
Interest income allocated from affiliated investment	85,831
Expense allocated from affiliated investment	(7,961)

Total investment income	$355,816,931

Expenses

Investment adviser fee	$83,323,602
Trustees’ fees and expenses	28,217
Custodian fee	2,217,430
Legal and accounting services	92,496
Miscellaneous	628,068

Total expenses	$86,289,813

Deduct —
Reduction of custodian fee	$99

Total expense reductions	$99

Net expenses	$86,289,714

Net investment income	$269,527,217

Realized and Unrealized Gain (Loss)

Net realized gain (loss) —
Investment transactions (identified cost basis)	$644,762,039
Foreign currency transactions	(23,541)

Net realized gain	$644,738,498

Change in unrealized appreciation (depreciation) —
Investments (identified cost basis)	$ 1,577,869,222
Foreign currency	101,821

Net change in unrealized appreciation (depreciation)	$ 1,577,971,043

Net realized and unrealized gain	$ 2,222,709,541

Net increase in net assets from operations	$ 2,492,236,758

S e e n o t e s t o f i n a n c i a l s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 F I N A N C I A L S T A T E M E N T S C O N T ’ D S t a t e m e n t s o f C h a n g e s i n N e t A s s e t s

Increase (Decrease)	Year Ended	Year Ended
in Net Assets	December 31, 2006	December 31, 2005

From operations —
Net investment income	$269,527,217	$232,904,646
Net realized gain from investment
transactions, securities sold short and
foreign currency transactions	644,738,498	70,889,149
Net change in unrealized appreciation
(depreciation) of investments, securities
sold short and foreign currency	1,577,971,043	551,019,603

Net increase in net assets from operations	$2,492,236,758	$854,813,398

Capital transactions —
Contributions	$1,447,009,081	$1,237,495,815
Withdrawals	(2,584,560,445)	(2,200,844,762)

Net decrease in net assets
from capital transactions	$(1,137,551,364)	$(963,348,947)

Net increase (decrease) in net assets	$1,354,685,394	$(108,535,549)

Net Assets

At beginning of year	$19,032,606,853	$19,141,142,402

At end of year	$20,387,292,247	$19,032,606,853

                        S e e   n o t e s   t o   f i n a n c i a l   s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 F I N A N C I A L S T A T E M E N T S C O N T ’ D S u p p l e m e n t a r y D a t a

	Year Ended December 31,

	2006	2005	2004	2003	2002

Ratios/Supplemental Data

Ratios (As a percentage of average daily net assets):
Expenses before custodian fee reduction	0.45%	0.45%(2)	0.45%(2)	0.45%	0.45%
Expenses after custodian fee reduction	0.45%	0.45%(2)	0.45%(2)	0.45%	0.45%
Net investment income	1.39%	1.25%(2)	1.18%(2)	1.05%	0.85%
Portfolio Turnover(1)	1%	0%(3)	3%	15%	23%

Total Return	13.69%	4.70%	9.67%	23.88%	(19.52)%

Net assets, end of year (000’s omitted)	$20,387,292	$19,032,607	$19,141,142	$17,609,589	$14,571,522

(1)	Excludes the value of the portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of the Portfolio including in-kind contributions and distributions was 7%, 6%, 10%, 21%, and 30% for 2006, 2005, 2004, 2003, and 2002, respectively.

(2)	The investment adviser waived a portion of its investment advisory fee (equal to less than 0.01% and 0.01% of average daily net assets for 2005 and 2004, respectively).

(3)	Amounts to less than 1%.

S e e n o t e s t o f i n a n c i a l s t a t e m e n t s

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 N O T E S T O F I N A N C I A L S T A T E M E N T S

1 Significant Accounting Policies Tax-Managed Growth Portfolio (the Portfolio) is registered under the Investment Company Act of 1940 (the 1940 Act), as amended, as a diversified, open-end management investment company. The Portfolio, which was organized as a trust under the laws of the State of New York on December 1, 1995, seeks to achieve long-term, after-tax returns for its interestholders through investing in a diversified portfolio of equity securities. The Declaration of Trust permits the Trustees to issue interests in the Portfolio. The following is a summary of significant accounting policies consistently followed by the Portfolio in the preparation of its financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America.

A Investment Valuations — Securities listed on a U.S. securities exchange generally are valued at the last sale price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices therefore on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ Global Market generally are valued at the official NASDAQ closing price. Unlisted or listed securities for which closing sales prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices or, in the case of preferred equity securities that are not listed or traded in the over-the-counter market, by an independent pricing service. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded or, in the absence of sales on such date, at the mean between the latest bid and asked prices therefore. Futures positions on securities and currencies generally are valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. If short-term debt securities are acquired with a remaining maturity of more than 60 days, they will be valued by a pricing service. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. Foreign securities and currencies are valued in U.S. dollars, based on foreign currency exchange rate quotations supplied by an independent quotation service. The daily valuation of exchange-traded foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair value as of the close of regular trading on the New York Stock Exchange. When valuing foreign equity securities that meet certain criteria, the Trustees have approved the use of a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the fair-valued securities. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees of the Portfolio considering relevant factors, data and information including the market value of freely tradable securities of the same class in the principal market on which such securities are normally traded.

The Portfolio may invest in Cash Management Portfolio (Cash Management) and Cash Collateral Fund, LLC (Cash Collateral), both are affiliated investment companies managed by Boston Management and Research (BMR) and Eaton Vance Management (EVM), respectively. Cash Management values its investment securities utilizing the amortized cost valuation technique permitted by Rule 2a-7 of the 1940 Act. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium. Investments in Cash Collateral are valued at the net asset value per share on the valuation date.

B Federal Taxes — The Portfolio has elected to be treated as a partnership for federal tax purposes. No provision is made by the Portfolio for federal or state taxes on any taxable income of the Portfolio because each investor in the Portfolio is ultimately responsible for the payment of any taxes on its share of taxable income. Since at least one of the Portfolio’s investors is a regulated investment company that invests all or substantially all of its assets in the Portfolio, the Portfolio normally must satisfy the applicable source of income and diversification requirements (under the Internal Revenue Code) in order for its investors to satisfy them. The Portfolio will allocate, at least annually among its investors, each investor’s distributive share of the Portfolio’s net investment income, net realized capital gains, and any other items of income, gain, loss, deduction or credit.

C Futures Contracts — Upon the entering of a financial futures contract, the Portfolio is required to deposit either in cash or securities an amount (initial margin) equal to a certain percentage of the purchase price indicated in the financial futures contract. Subsequent payments are made or received by the Portfolio (margin maintenance) each day, dependent on daily fluctuations in the value of the underlying security, and are recorded for

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 N O T E S T O F I N A N C I A L S T A T E M E N T S C O N T ’ D

book purposes as unrealized gains or losses by the Portfolio. The Portfolio’s investment in financial futures contracts is designed to hedge against anticipated future changes in the price of current or anticipated portfolio positions. Should prices move unexpectedly, the Portfolio may not achieve the anticipated benefits of the financial futures contracts and may realize a loss.

D Put Options — Upon the purchase of a put option by the Portfolio, the premium paid is recorded as an investment, the value of which is marked-to-market daily. When a purchased option expires, the Portfolio will realize a loss in the amount of the cost of the option. When the Portfolio enters into a closing sale transaction, the Portfolio will realize a gain or loss depending on whether the sales proceeds from the closing sale transaction are greater or less than the cost of the option. When the Portfolio exercises a put option, settlement is made in cash. The risk associated with purchasing options is limited to the premium originally paid.

E Securities Sold Short — The Portfolio may sell individual securities short if it owns at least an equal amount of the security sold short or has at the time of the sale a right to obtain securities equivalent in kind and amount to the securities sold short provided that, if such right is conditional, the sale is made upon the same conditions (a covered short sale). The Portfolio may sell short securities representing an index or basket of securities whose constituents the Portfolio holds in whole or in part. A short sale of an index or basket of securities will be a covered short sale if the underlying index or basket of securities is the same or substantially identical to securities held by the Portfolio. Upon executing the transaction, the Portfolio records the proceeds as deposits with brokers in the Statement of Assets and Liabilities and establishes an offsetting payable for securities sold short for the securities due on settlement. The proceeds are retained by the broker as collateral for the short position. The liability is marked-to-market and the Portfolio is required to pay the lending broker any dividend or interest income earned while the short position is open. The seller of a short position generally realizes a profit on the transaction if the price it receives on the short sale exceeds the cost of closing out the position by purchasing securities in the market, but generally realizes a loss if the cost of closing out the short position exceeds the proceeds of the short sale. The exposure to loss on covered short sales (to the extent the value of the security sold short rises instead of falls) is offset by the increase in the value of the underlying security or securities retained. The profit or loss on a covered short sale is also affected by the borrowing cost of any securities borrowed in connection with the short sale (which will vary with market conditions) and use of the proceeds of the short sale. The Portfolio expects normally to close covered short sales against-the-box by delivering newly acquired stocks. Exposure to loss on an index or basket of securities sold short will not be offset by gains on other securities holdings to the extent that the constituent securities of the index or a basket of securities sold short are not held by the Portfolio. Such losses may be substantial.

F Foreign Currency Translation — Investment valuations, other assets, and liabilities initially expressed in foreign currencies are converted each business day into U.S. dollars based upon current exchange rates. Purchases and sales of foreign investment securities and income and expenses are converted into U.S. dollars based upon currency exchange rates prevailing on the respective dates of such transactions. Recognized gains or losses on investment transactions attributable to changes in foreign currency exchange rates are recorded for financial statement purposes as net realized gains and losses on investments. That portion of unrealized gains and losses on investments that results from fluctuations in foreign currency exchange rates is not separately disclosed.

G Indemnifications — Under the Portfolio’s organizational documents, its officers and Trustees may be indemnified against certain liabilities and expenses arising out of the performance of their duties to the Portfolio. Interestholders in the Portfolio are jointly and severally liable for the liabilities and obligations of the Portfolio in the event that the Portfolio fails to satisfy such liabilities and obligations; provided, however, that, to the extent assets are available in the Portfolio, the Portfolio may, under certain circumstances, indemnify interestholders from and against any claim or liability to which such holder may become subject by reason of being or having been an interestholder in the Portfolio. Additionally, in the normal course of business, the Portfolio enters into agreements with service providers that may contain indemnification clauses. The Portfolio’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Portfolio that have not yet occurred.

H Other — Investment transactions are accounted for on the date the securities are purchased or sold. Realized gains and losses on securities sold are determined on the basis of identified cost. Dividend income is recorded on the ex-dividend date. However, if the ex-dividend date has passed, certain dividends from foreign securities are recorded as the Portfolio is informed of the ex-dividend date. Interest income is recorded on the accrual basis.

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 N O T E S T O F I N A N C I A L S T A T E M E N T S C O N T ’ D

I Expense Reduction — Investors Bank & Trust Company (IBT) serves as custodian to the Portfolio. Pursuant to the custodian agreement, IBT receives a fee reduced by credits which are determined based on the average daily cash balance the Portfolio maintains with IBT. All credit balances used to reduce the Portfolio’s custodian fees are reported as a reduction of expenses in the Statement of Operations. For the year ended December 31, 2006, there were $99 in credit balances used to reduce the Portfolio’s custodian fee.

J Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

2 Investment Adviser Fee and Other Transactions with Affiliates The investment adviser fee is earned by BMR, a wholly-owned subsidiary of EVM, as compensation for management and investment advisory services rendered to the Portfolio. Under the advisory agreement, BMR receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000, and at reduced rates as daily net assets exceed that level. Certain of the advisory fee rate reductions are pursuant to an agreement between the Portfolio’s Board of Trustees and BMR. Those reductions may not be changed without Trustee and interestholder approval. In addition, the investment adviser fee payable by the Portfolio is reduced by the Portfolio’s allocable portion of the advisory fee paid by Cash Management, an affiliated investment company managed by BMR. The Portfolio’s allocated portion of the advisory fee paid by Cash Management totaled $7,775 and the advisory fee incurred directly by the Portfolio amounted to $83,323,602 for the year ended December 31, 2006. For the year ended December 31, 2006, the effective annual rate of investment advisory fees paid or accrued on a direct and indirect basis by the Portfolio, based on average net assets, was 0.43% .

Except for Trustees of the Portfolio who are not members of EVM’s or BMR’s organization, officers and Trustees receive remuneration for their services to the Portfolio out of such investment adviser fee. Trustees of the Portfolio that are not affiliated with the investment adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees Deferred Compensation Plan. For the year ended December 31, 2006, no significant amounts have been deferred.

Certain officers and Trustees of the Portfolio are officers of the above organizations.

3 Investment Transactions For the year ended December 31, 2006, purchases and sales of investments, other than short-term obligations, aggregated $112,574,873 and $621,537,755, respectively. In addition, investments having an aggregate market value of $1,585,969,823 at dates of withdrawal were distributed in payment for capital withdrawals and investors contributed securities with a value of $1,240,104,202, during the year ended December 31, 2006.

4 Federal Income Tax Basis of Unrealized Appreciation (Depreciation) The cost and unrealized appreciation (depreciation) in value of the investments owned at December 31, 2006 as computed on a federal income tax basis, were as follows:

Aggregate cost	$ 4,054,619,301

Gross unrealized appreciation	$26,261,456,216
Gross unrealized depreciation	(9,960,083,477)

Net unrealized appreciation	$16,301,372,739

Unrealized appreciation on foreign currency is $55,493.

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

The notional or contractual amounts of these instruments represent the investment the Portfolio has in particular classes of financial instruments and does not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are considered. The Portfolio did not have any

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 N O T E S T O F I N A N C I A L S T A T E M E N T S C O N T ’ D

open obligations under these financial instruments at December 31, 2006.

6 Line of Credit The Portfolio participates with other portfolios and funds managed by BMR and EVM and its affiliates in a $150 million unsecured line of credit agreement with a group of banks. Borrowings will be made by the Portfolio solely to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Interest is charged to each participating portfolio or fund based on its borrowings at an amount above either the Eurodollar rate or Federal Funds rate. In addition, a fee computed at an annual rate of 0.10% on the daily unused portion of the line of credit is allocated among the participating portfolios and funds at the end of each quarter. The Portfolio did not have any significant borrowings or allocated fees during the year ended December 31, 2006.

7 Restricted Securities At December 31, 2006, the Portfolio owned the following securities (representing less than 0.01% of net assets) which were restricted as to public resale and not registered under the Securities Act of 1933. The securities are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

	Date of	Eligible
Common Stocks	Acquisition	for Resale	Shares	Cost	Fair Value

Medtronic, Inc.	5/18/06	5/19/07	7,500	$368,372	$401,074

				$368,372	$401,074

8 Securities Lending Agreement The Portfolio has established a securities lending agreement with a securities lending agent, IBT, in which the Portfolio lends portfolio securities to qualified borrowers in exchange for collateral consisting of either cash or U.S. government securities in an amount at least equal to the market value of the securities on loan. Cash collateral is invested in Cash Collateral which invests in high quality money market instruments. The Portfolio earns interest on the amount invested in Cash Collateral but it must pay the broker a loan rebate fee computed as a varying percentage of the collateral received. The loan rebate fee paid by the Portfolio amounted to $2,160,185 for the year ended December 31, 2006. In the event of counterparty default, the Portfolio is subject to potential loss if it is delayed or prevented from exercising its right to dispose of the collateral. The Portfolio bears risk in the event that invested collateral is not sufficient to meet obligations due on loans. The Portfolio did not have any securities on loan at December 31, 2006.

9 Recently Issued Accounting Pronouncements In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (FIN 48) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective during the first required financial reporting period for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of applying the various provisions of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, (FAS 157) “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact the adoption of FAS 157 will have on the Portfolio’s financial statement disclosures.

Tax-Managed Growth Portfolio a s o f D e c e m b e r 3 1 , 2 0 0 6 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Investors of Tax-Managed Growth Portfolio:

We have audited the accompanying statement of assets and liabilities of Tax-Managed Growth Portfolio (the Portfolio), including the portfolio of investments, as of December 31, 2006, and the related statement of operations for the year then ended, the statements of changes in net assets for each of the two years in the period then ended, and the supplementary data for each of the five years in the period then ended. These financial statements and supplementary data are the responsibility of the Portfolio’s management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supplementary data are free of material misstatement. The Portfolio is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Portfolio’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2006 by correspondence with the custodian and brokers; where replies were not received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and supplementary data referred to above present fairly, in all material respects, the financial position of Tax-Managed Growth Portfolio as of December 31, 2006, the results of its operations for the year then ended, the changes in its net assets for each of the two years in the period then ended, and the supplementary data for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Boston, Massachusetts February 20, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELMAR CAPITAL FUND LLC
(Registrant)
By:	/s/ Andrew C. Frenette
Andrew C. Frenette
Duly Authorized Officer and
Principal Accounting Officer

Date: June 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chief Executive Officer

Date: June 28, 2007

By:	/s/ Andrew C. Frenette
Andrew C. Frenette
Chief Financial Officer

Date: June 28, 2007

                                                                                        EXHIBIT INDEX

Exhibit No.	Description
3	Copy of Limited Liability Company Agreement of the Fund dated March 17, 2000 filed as Exhibit 3 to the
Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference. (Note: the LLC
Agreement also defines the rights of the holders of Shares of the Fund.)
3(a)	Copy of Amendment No. 1 to the Fund’s Limited Liability Company Agreement dated December 30, 2003 filed as Exhibit 3(a) to the Fund’s Report on Form 10-K for the period ended December 31, 2003.
4.1	Copy of Loan and Security Agreement between the Fund and DrKW Holdings, Inc., as lender, dated June
25, 2003 filed as Exhibit 4.1 to the Fund’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.
4.1(a)	Copy of Amendment No. 1 to the Loan and Security Agreement between the Fund and DrKW Holdings,
Inc. dated December 15, 2005 filed as Exhibit 4.1(a) to the Fund’s Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference.
4.2	Copy of Loan and Security Agreement between the Fund and Merrill Lynch Mortgage Capital, Inc., as
Agent, and Merrill Lynch Capital Services, Inc. dated June 25, 2003 filed as Exhibit 4.2 to the Fund’s
Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.
4.2(a)	Copy of Amendment No. 1 dated August 3, 2004 to Loan and Security Agreement among the Fund,
Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital
Services, Inc. filed as Exhibit 4.2(a) to the Fund’s Report on Form 10-Q for the period ended September
30, 2004 and incorporated herein by reference.
4.2(b)	Copy of Amendment No. 2 dated June 30, 2006 to the Loan and Security Agreement among the Fund,
Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital
Services, Inc. filed as Exhibit 4.2(b) to the Fund’s Report on Form 10-Q for the period ended June 30,
2006 and incorporated by reference.
4.2(c)	Copy of Amendment No. 3 dated May 9, 2007 to the Loan and Security Agreement among the Fund,
Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital
Services, Inc. filed herewith.
4.2(d)	Copy of Amendment No. 4 dated June 18, 2007 to the Loan and Security Agreement among the Fund,
Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital
Services, Inc. filed herewith.
10(1)	Copy of Investment Advisory and Administration Agreement between the Fund and Boston Management and Research dated March 10, 2000 filed as Exhibit 10(1) to the Fund’s Initial Registration Statement on
Form 10 and incorporated herein by reference.
10(1)(a)	Copy of Amendment No. 1 to Investment Advisory and Administration Agreement between the Fund and
Boston Management and Research dated as of June 5, 2007 filed herewith.
10(2)	Copy of Management Agreement between Belmar Realty Corporation and Boston Management and
Research dated March 10, 2000 filed as Exhibit 10(2) to the Fund’s Initial Registration Statement on Form
10 and incorporated herein by reference.
10(2)(a)	Copy of Amendment No. 1 to Management Agreement between Belmar Realty Corporation and Boston
Management and Research dated as of January 2, 2001 filed as Exhibit 10(2)(a) to the Fund’s Report on
Form 10-Q for the period ended September 30, 2001 and incorporated herein by reference.
10(2)(b)	Copy of Amendment No. 2 to Management Agreement between Belmar Realty Corporation and Boston
Management and Research dated June 5, 2007 filed herewith.
10(3)	Copy of Investor Servicing Agreement between the Fund and Eaton Vance Distributors, Inc. dated
December 15, 1999 filed as Exhibit 10(3) to the Fund’s Initial Registration Statement on Form 10 and
incorporated herein by reference.

10(4)	Copy of Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust
Company dated December 15, 1999 filed as Exhibit 10(4) to the Fund’s Initial Registration Statement on
Form 10 and incorporated herein by reference.
10(4)(a)	Copy of Amendment dated March 29, 2005 to Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company filed as Exhibit 10(4)(a) to the Fund’s report on Form 10-Q filed for the period ended June 30, 2005 and incorporated herein by reference.
20(a)	Report on Form 8-K filed electronically with the Securities and Exchange Commission on January 26,
2007 and incorporated herein by reference.
20(b)	Report on Form 8-K filed electronically with the Securities and Exchange Commission on June 5, 2007 and incorporated herein by reference.
21	List of Subsidiaries of the Fund filed herewith.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002 filed herewith.
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002 filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 filed herewith.
99.3	Form N-CSR of Eaton Vance Tax-Managed Growth Portfolio (File No. 811-7409) for its year ended
December 31, 2006 filed electronically with the Securities and Exchange Commission under the
Investment Company Act of 1940 on March 9, 2007 incorporated herein by reference pursuant to Rule
12b-32.

