Form 10-Q
period 2007-03-31
BELMAR CAPITAL FUND LLC
filed 2007-07-13
CIK 1108991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes _____ No       X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

                 Large Accelerated Filer      X           Accelerated Filer __________     Non-Accelerated Filer _________

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes _____     No      X

Explanatory Note

The Quarterly Report on Form 10-Q of Belmar Capital Fund LLC (the Fund) for the three months ended March 31, 2007 contains unaudited condensed restated consolidated financial statements for the three months ended March 31, 2006. The consolidated financial statements have been restated to present the Fund’s investment in real estate joint ventures (as described herein) using the equity method and to correct the allocation between realized gain (loss) and unrealized appreciation (depreciation) for certain investments. The restatement of this financial information, and reviews and discussions related thereto, delayed the filing of the Fund’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007. The restatement did not affect the Fund’s net asset value per share, net assets, net investment income, net increase in net assets from operations or total return.

Belmar Capital Fund LLC
Index to Form 10-Q
PART I.		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements (Unaudited).	4
		Condensed Consolidated Statements of Assets and Liabilities
		as of March 31, 2007 and December 31, 2006	4
		Condensed Consolidated Statements of Operations for the
		Three Months Ended March 31, 2007 and 2006 (Restated)	5
		Condensed Consolidated Statements of Changes in Net Assets
		for the Three Months Ended March 31, 2007 and the Year Ended
		December 31, 2006	7
		Condensed Consolidated Statements of Cash Flows for the
		Three Months Ended March 31, 2007 and 2006 (Restated)	8
		Financial Highlights for the Three Months Ended March 31, 2007
		and the Year Ended December 31, 2006	10
		Notes to Condensed Consolidated Financial Statements as of March 31, 2007	11
Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations (MD&A).	20
Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item	4.	Controls and Procedures.	24
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings.	25
Item	1A.	Risk Factors.	25
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item	3.	Defaults Upon Senior Securities.	25
Item	4.	Submission of Matters to a Vote of Security Holders.	25
Item	5.	Other Information.	25
Item	6.	Exhibits.	25
SIGNATURES			27
EXHIBIT INDEX			28

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2007	December 31, 2006

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 1,952,453,268	$ 2,028,836,630
Investment in Partnership Preference Units	45,253,767	32,479,513
Investment in Real Estate Joint Venture	83,314,621	81,314,079
Investment in Wholly Owned Property	293,000,000	330,000,000
Affiliated investment	2,418,197	1,808,885

Total investments	$ 2,376,439,853	$ 2,474,439,107
Cash	432,227	417,189
Distributions and interest receivable	125	156
Interest receivable from affiliated investment	14,844	12,088
Swap interest receivable	63,993	54,947
Open interest rate swap agreements, at value	7,865,430	9,942,569
Other assets	1,081,039	1,081,039

Total assets	$ 2,385,897,511	$ 2,485,947,095

Liabilities:
Loan payable – Credit Facility	$ 341,000,000	$ 309,000,000
Mortgage note payable	215,058,141	216,358,763
Payable for Fund Shares redeemed	4,030,875	1,947,608
Payable to affiliate for investment advisory and administrative fees	447,159	432,133
Payable to affiliate for distribution and servicing fees	602,015	595,385
Other accrued expenses:
Interest expense	1,095,011	1,018,187
Other expenses and liabilities	223,307	364,426
Minority interest in subsidiary	210,000	210,000

Total liabilities	$ 562,666,508	$ 529,926,502

Net assets	$ 1,823,231,003	$ 1,956,020,593

Shareholders’ Capital	$ 1,823,231,003	$ 1,956,020,593

Shares outstanding (unlimited number of shares authorized)	16,961,574	17,639,300

Net asset value and redemption price per share	$ 107.49	$ 110.89

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended

		March 31, 2006
	March 31, 2007	(Restated)(1)

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $27,936
and $50,424, respectively)	$ 9,583,549	$ 8,167,033
Interest allocated from Belvedere Company	50,532	5,715
Security lending income allocated
from Belvedere Company, net	8,764	6,909
Expenses allocated from Belvedere Company	(3,010,832)	(2,912,064)

Net investment income allocated from
Belvedere Company	$ 6,632,013	$ 5,267,593
Rental income from Wholly Owned Property	4,540,258	4,540,258
Net investment income from Real Estate Joint Venture	1,066,167	1,348,564
Distributions from Partnership Preference Units	669,656	423,563
Interest	1,103	103,545
Interest allocated from affiliated investment	48,890	-
Expenses allocated from affiliated investment	(4,685)	-

Total investment income	$12,953,402	$11,683,523

Expenses:
Investment advisory and administrative fees	$ 1,838,593	$ 1,748,313
Distribution and servicing fees	929,813	886,061
Interest expense on Credit Facility	4,573,627	3,586,975
Interest expense on mortgage note	3,235,084	3,308,287
Miscellaneous	126,450	137,026

Total expenses	$10,703,567	$ 9,666,662
Deduct –
Reduction of investment advisory
and administrative fees	484,776	466,303

Net expenses	$10,218,791	$ 9,200,359

Net investment income	$ 2,734,611	$ 2,483,164

(1) See Note 9.

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended

		March 31, 2006
	March 31, 2007	(Restated)(1)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions and foreign currency
transactions allocated from Belvedere
Company (identified cost basis)	$ 16,654,048	$ 15,371,641
Investment transactions in Partnership
Preference Units (identified cost basis)	8,679	149,261
Interest rate swap agreements (2)	967,662	242,355

Net realized gain	$ 17,630,389	$ 15,763,257

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated from
Belvedere Company (identified cost basis)	$(20,721,484)	$ 62,628,434
Investments in Partnership Preference Units
(identified cost basis)	56,344	(1,111,476)
Investment in Real Estate Joint Venture	1,238,312	2,076,146
Investment in Wholly Owned Property	(37,000,000)	-
Interest rate swap agreements	(2,077,139)	3,846,840

Net change in unrealized appreciation (depreciation)	$(58,503,967)	$ 67,439,944

Net realized and unrealized gain (loss)	$(40,873,578)	$ 83,203,201

Net increase (decrease) in net assets from operations	$(38,138,967)	$ 85,686,365

(1)	See Note 9.
(2)	Amounts represent net interest earned in connection with interest rate swap agreement (Note 7).

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 2,734,611	$ 9,671,155
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	17,630,389	64,745,627
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	(58,503,967)	217,467,992

Net increase (decrease) in net assets from operations	$ (38,138,967)	$ 291,884,774

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$ 8,735,995	$ 5,500,364
Net asset value of Fund Shares redeemed	(81,382,567)	(203,520,239)

Net decrease in net assets from Fund Share transactions	$ (72,646,572)	$ (198,019,875)

Distributions –
Distributions to Shareholders	$ (22,004,051)	$ (14,213,425)

Total distributions	$ (22,004,051)	$ (14,213,425)

Net increase (decrease) in net assets	$(132,789,590)	$ 79,651,474

Net assets:
At beginning of period	$1,956,020,593	$ 1,876,369,119

At end of period	$1,823,231,003	$ 1,956,020,593

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended

		March 31, 2006
	March 31, 2007	(Restated)(1)

Cash Flows From Operating Activities –
Net increase (decrease) in net assets from operations	$ (38,138,967)	$ 85,686,365
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by (used in) operating activities –
Net investment income allocated from Belvedere Company	(6,632,013)	(5,267,593)
Net investment income from Real Estate Joint Venture	(1,066,167)	(1,348,564)
Distributions of earnings from Real Estate Joint Venture	303,937	1,461,018
Increase in short-term investments	-	(1,026,362)
Increase in affliliated investment	(609,312)	-
Decrease in distributions and interest receivable	31	98
Increase in interest receivable from affiliated investment	(2,756)	-
Increase in interest receivable for open swap agreements	(9,046)	(82,640)
Decrease in other assets	-	560
Increase (decrease) in payable to affiliate for investment advisory and
administrative fees	15,026	(3,365)
Increase (decrease) in payable to affiliate for distribution and servicing fees	6,630	(9,012)
Increase (decrease) in accrued interest and other accrued
expenses and liabilities	(64,295)	36,343
Purchases of Partnership Preference Units	(12,877,981)	-
Proceeds from sales of Partnership Preference Units	168,750	20,626,754
Net interest earned on interest rate swap agreements	967,662	242,355
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(17,630,389)	(15,763,257)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	58,503,967	(67,439,944)

Net cash flows provided by (used in) operating activities	$ (17,064,923)	$ 17,112,756

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 32,000,000	$ -
Repayments of Credit Facility	-	(7,000,000)
Repayments of mortgage note	(1,300,622)	(1,227,674)
Payments for Fund Shares redeemed	(351,361)	(359,243)
Distributions paid to Shareholders	(13,268,056)	(8,713,061)

Net cash flows provided by (used in) financing activities	$ 17,079,961	$(17,299,978)

Net increase (decrease) in cash	$ 15,038	$ (187,222)

Cash at beginning of period	$ 417,189	$ 635,771

Cash at end of period	$ 432,227	$ 448,549

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Three Months Ended

March 31, 2006
	March 31, 2007	(Restated)(1)

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 4,492,251	$ 3,506,469
Interest paid on mortgage note	$ 3,239,637	$ 3,312,584
Interest received on swap agreements, net	$ (958,616)	$ (159,715)
Reinvestment of distributions paid to Shareholders	$ 8,735,995	$ 5,500,364
Market value of securities distributed in payment of redemptions	$ 78,947,939	$ 84,227,664

(1) See Note 9.

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Financial Statements (Continued)
Financial Highlights (Unaudited)
	Three Months Ended		Year Ended
	March 31, 2007		December 31, 2006

Net asset value – Beginning of period	$ 110.890		$ 95.660

Income (loss) from operations

Net investment income(1)	$ 0.156		$ 0.524
Net realized and unrealized gain (loss)	(2.306)		15.446

Total income (loss) from operations	$ (2.150)		$ 15.970

Distributions

Distributions to Shareholders	$ (1.250)		$ (0.740)

Total distributions	$ (1.250)		$ (0.740)

Net asset value – End of period	$ 107.490		$ 110.890

Total Return(2)	(1.97)%	(3)	16.82%

Ratios as a percentage of average net assets

Expenses of Wholly Owned Property(4)	0.68%	(9)	0.72%
Belmar Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	0.96%	(9)	0.88%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(5)(7)	1.13%	(9)	1.13%

Total expenses	2.77%	(9)	2.73%
Net investment income(6)	0.57%	(9)	0.52%

Ratios as percentage of average gross assets(8)

Expenses of Wholly Owned Property(4)	0.49%	(9)	0.52%
Belmar Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	0.69%	(9)	0.63%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(5)(7)	0.83%	(9)	0.82%

Total expenses	2.01%	(9)	1.97%
Net investment income(6)	0.41%	(9)	0.38%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 1,823,231		$ 1,956,021
Portfolio turnover of Tax-Managed Growth Portfolio(10)	0%	(11)	1%

(1)	Calculated using average shares outstanding.
(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested.
(3)	Not annualized.
(4)	Represents expenses incurred by Belmar Realty Corporation's (Belmar Realty) Wholly Owned Property.
(5)	Includes the expenses of Belmar Capital Fund LLC (Belmar Capital) and Belmar Realty. Does not include expenses of Belmar Realty's Wholly Owned Property.
(6)	Ratio does not include net interest earned in connection with interest rate swap agreements. Had such amounts been included, ratios would have been higher or lower.
(7)	Includes Belmar Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio and Cash Management Portfolio
(8)	Average gross assets means the average daily amount of the value of all assets of Belmar Capital (including Belmar Capital's interest in Belvedere Company and Belmar Capital's ratable share of the assets of its direct and indirect subsidiaries, Real Estate Joint Ventures and co-owned real property investments, if any), without reduction by any liabilities.
(9)	Annualized.
(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 0% and 7% for the three months ended March 31, 2007 and the year ended December 31, 2006,
(11)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of March 31, 2007

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

The condensed consolidated statement of assets and liabilities at December 31, 2006 and the condensed consolidated statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2006 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

2 Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Fund’s financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 is effective during the first required financial reporting period for fiscal years beginning after December 15, 2006.

Management adopted the provisions of FIN 48 on March 30, 2007, as required. The adoption of FIN 48 did not have a material effect on the net asset value, financial condition or results of operations of the Fund. In accordance with the requirements of FIN 48, the Fund evaluated all tax years still subject to potential audit under state and federal income tax law in reaching its accounting conclusions.

The Fund’s policy is to recognize interest expense and penalties related to uncertain tax positions, if any, as tax expense when incurred, which is included in miscellaneous expenses on the consolidated financial statements.

The Fund is a partnership and does not incur income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The controlled subsidiary of the Fund has qualified and intends to qualify as a real estate investment trust (REIT) and intends to distribute at least 100% of its taxable income to the Fund. As a result of its REIT status, the Fund’s controlled subsidiary is able to claim a dividends paid deduction on its tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing its annual federal taxable income, which results in the controlled subsidiary’s taxable income being passed through to the Fund.

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

The allocation of Belmar Capital’s net asset value per Share of $107.49 and $110.89 as of March 31, 2007 and December 31, 2006, respectively, between Preferred and Common Shares that have been restructured is as follows:

		Per Share Value at

	March 31, 2007		December 31, 2006

Date of Contribution	Preferred Shares	Common Shares	Preferred Shares	Common Shares

March 17, 2000	$102.49	$5.00	$105.89	$5.00
May 16, 2000	$102.50	$4.99	$105.90	$4.99
July 19, 2000	$102.32	$5.17	$105.72	$5.17

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the three months ended March 31, 2007 and 2006:

Three Months Ended

Investment Transactions	March 31, 2007	March 31, 2006

Decreases in investment in Belvedere Company	$ 78,947,939	$ 84,227,664
Purchases of Partnership Preference Units(1)	$ 12,877,981	$ -
Sales of Partnership Preference Units(2)	$ 168,750	$ 20,626,754

(1)	Purchases of Partnership Preference Units for the three months ended March 31, 2007 represent Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management).
(2)	Sales of Partnership Preference Units for the three months ended March 31, 2007 and 2006 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which a net gain of $8,679 and $149,261 was recognized, respectively.

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the three months ended March 31, 2007 and 2006, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

Three Months Ended

	March 31, 2007	March 31, 2006

Belvedere Company’s interest in the Portfolio (1)	$ 14,582,219,042	$ 13,881,079,382
The Fund’s investment in Belvedere Company (2)	$ 1,952,453,268	$ 1,981,417,149
Income allocated to Belvedere Company from the Portfolio	$ 70,744,130	$ 56,325,424
Income allocated to the Fund from Belvedere Company	$ 9,642,845	$ 8,179,657
Expenses allocated to Belvedere Company from the Portfolio	$ 16,470,855	$ 14,901,069
Expenses allocated to the Fund from Belvedere Company (3)	$ 3,010,832	$ 2,912,064
Net realized gain from investment transactions and foreign
currency transactions allocated to Belvedere Company from
the Portfolio	$ 122,914,854	$ 105,065,849
Net realized gain from investment transactions and foreign
currency transactions allocated to the Fund from Belvedere
Company	$ 16,654,048	$ 15,371,641
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$ (150,839,988)	$ 425,670,187
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund from
Belvedere Company	$ (20,721,484)	$ 62,628,434

(1)	As of March 31, 2007 and 2006, the value of Belvedere Company’s interest in the Portfolio represents 73.3% and 71.4% of the Portfolio’s net assets, respectively.
(2)	As of March 31, 2007 and 2006, the Fund’s investment in Belvedere Company represents 13.4% and 14.3% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company include:

Three Months Ended

	March 31, 2007	March 31, 2006

Expenses allocated from the Portfolio	$ 2,245,187	$ 2,164,296
Servicing fees	$ 749,421	$ 730,509
Operating expenses	$ 16,224	$ 17,259

A summary of the Portfolio’s Statement of Assets and Liabilities at March 31, 2007, December 31, 2006 and March 31, 2006 and its operations for the three months ended March 31, 2007, for the year ended December 31, 2006 and for the three months ended March 31, 2006 follows:

	March 31, 2007	December 31, 2006	March 31, 2006

Investments, at value	$ 19,937,460,086	$ 20,355,992,040	$ 19,489,204,023
Other assets	37,893,469	39,293,430	82,793,817

Total assets	$ 19,975,353,555	$ 20,395,285,470	$ 19,571,997,840

Collateral for securities loaned	$ 73,078,289	$	$ 96,708,244
		-
Demand note payable	-	-	16,300,000
Management fee payable	7,081,409	7,278,009	6,942,089
Other liabilities	702,785	715,214	320,675

Total liabilities	$ 80,862,483	$ 7,993,223	$ 120,271,008

Net assets	$ 19,894,491,072	$ 20,387,292,247	$ 19,451,726,832

Dividends and interest	$ 96,544,634	$ 355,816,931	$ 79,789,760

Investment adviser fee	$ 21,767,375	$ 83,323,602	$ 20,700,926
Other expenses	714,355	2,966,211	370,255
Total expense reductions	(89)	(99)	-

Net expenses	$ 22,481,641	$ 86,289,714	$ 21,071,181

Net investment income	$ 74,062,993	$ 269,527,217	$ 58,718,579
Net realized gain from
investment transactions and
foreign currency transactions	189,585,596	644,738,498	444,361,395
Net change in unrealized
appreciation (depreciation)
of investments and foreign
currency	(228,797,508)	1,577,971,043	563,623,384

Net increase in net assets from
operations	$ 34,851,081	$ 2,492,236,758	$ 1,066,703,358

6 Investment in Real Estate Joint Venture

At March 31, 2007 and December 31, 2006, Belmar Realty Corporation (Belmar Realty) held an investment in one real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos). Belmar Realty held a majority economic interest of 81.4% and 80.7% in Brazos as of March 31, 2007 and December 31, 2006, respectively. Brazos owns industrial distribution properties. Condensed summary financial data of the Real Estate Joint Venture is presented below. The investment in real estate is presented at estimated fair value.

	March 31, 2007	December 31, 2006

Assets:
Investment in real estate	$330,289,600	$330,375,453
Other assets	5,847,681	5,715,014

Total assets	$336,137,281	$336,090,467

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$228,911,169	$228,964,534
Other liabilities	4,633,998	6,124,993

Total liabilities	$233,545,167	$235,089,527

Shareholders’ equity	$102,592,114	$101,000,940

Total liabilities and shareholders’ equity	$336,137,281	$336,090,467

(1)	The estimated fair value of the mortgage notes payable is approximately $229,200,000 and $227,400,000 as of March 31, 2007 and December 31, 2006, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and currently prevailing interest rates.

	Three Months Ended

		March 31, 2007	March 31, 2006

Revenues		$6,741,133	$6,748,082
Expenses		5,431,346	5,083,188

Income before unrealized	$		$1,664,894
appreciation (depreciation)		1,309,787
Change in net unrealized appreciation			2,619,602
(depreciation)		585,323

Net income		$1,895,110	$4,284,496

7 Interest Rate Swap Agreements

Belmar Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belmar Capital’s net asset value. Under such agreements, Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at March 31, 2007 and December 31, 2006 are listed below.

	Notional			Initial
	Amount			Optional	Final	Unrealized Appreciation at
Effective	(000 ’s	Fixed	Floating	Termination	Termination	March 31	December 31,
Date	omitted)	Rate	Rate	Date	Date	2007	2006

10/03	$ 55,831	4.875%	LIBOR + 0.20%	4/04	6/10	$ 729,017	$ 977,478

10/03	43,010	4.755%	LIBOR + 0.20%	7/04	6/10	670,309	874,977

10/03	56,978	4.695%	LIBOR + 0.20%	9/04	6/10	964,411	1,245,647

10/03	64,418	4.565%	LIBOR + 0.20%	3/05	6/10	1,267,308	1,608,054

10/03	110,068	3.973%	LIBOR + 0.20%	-	6/10	3,504,916	4,251,661

02/04	58,363	4.90%	LIBOR + 0.20%	8/04	6/10	729,469	984,752

						$ 7,865,430	$ 9,942,569

8 Segment Information

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s revenue includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belmar Capital invests in real estate assets through its subsidiary, Belmar Realty. Belmar Realty invests directly and indirectly in Partnership Preference Units, an investment in a Real Estate Joint Venture (Note 6) and interests in leasehold improvements (Wholly Owned Property) through its subsidiary, Bel Stamford Investors LLC. The Fund’s revenues from the real estate assets primarily consist of rental income from Wholly Owned Property, net investment income from the Real Estate Joint Venture and distribution income from Partnership Preference Units.

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

	Three Months Ended

	March 31, 2007	March 31, 2006

Investment income
The Portfolio*	$ 6,632,013	$ 5,267,593
Real Estate	6,276,081	6,312,385
Unallocated	45,308	103,545

Total investment income	$ 12,953,402	$ 11,683,523

	Three Months Ended

	March 31, 2007	March 31, 2006

Net increase (decrease) in net assets
from operations
The Portfolio*	$1,022,074	$81,824,126
Real Estate	(36,825,913)	5,585,493
Unallocated(1)	(2,335,128)	(1,723,254)

Net increase (decrease) in net assets
from operations	$(38,138,967)	$85,686,365

	March 31, 2007	December 31, 2006

Net assets
The Portfolio*	$1,862,208,542	$1,940,681,178
Real Estate	59,063,202	95,939,222
Unallocated(2)	(98,040,741)	(80,599,807)

Net Assets	$1,823,231,003	$1,956,020,593

* Belmar Capital invests indirectly in the Portfolio through Belvedere Company.

(1)	Unallocated amounts pertain to the overall operation of Belmar Capital and do not pertain to either segment. Included in this amount are servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended

	March 31, 2007	March 31, 2006

Distribution and servicing fees	$929,813	$886,061
Credit Facility interest expense	$1,372,088	$860,874

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of March 31, 2007 and December 31, 2006, such borrowings totaled $100,076,345 and $81,905,090, respectively. Unallocated assets represent direct cash and short-term investments held by the Fund including the Fund’s investment in Cash Management Portfolio. As of March 31, 2007 and December 31, 2006, such amounts totaled $2,863,265 and $2,232,815, respectively.

9 Restatement

In prior years’ condensed consolidated financial statements, Belmar Capital had consolidated Real Estate Joint Ventures in which Belmar Realty held a majority economic interest. After the issuance of the March 31, 2006 condensed consolidated financial statements, but prior to the issuance of its December 31, 2006 financial statements, Belmar Capital determined that such investments should not have been consolidated because Belmar Realty did not have voting rights sufficient to control significant decisions relating to the Real Estate Joint Ventures without the consent of the Real Estate Joint Venture partner and therefore the Real Estate Joint Venture investments should have been accounted for using the equity method. Accordingly, the Fund has restated its interim condensed consolidated statement of operations and condensed consolidated statement of cash flows for the quarter ended March 31, 2006 to conform to the accounting treatment used at December 31, 2006.

The effect of deconsolidation on the Fund’s financial statements is to eliminate the presentation of the minority shareholder’s interest in the Real Estate Joint Venture investment and to present the Fund’s net investment in the Real Estate Joint Venture using the equity method. Using the equity method, the Fund reports its share of the current period’s Real Estate Joint Venture net investment income, realized gains (losses), if any, and unrealized appreciation (depreciation) in the condensed consolidated statement of operations.

Additionally, certain amounts in the March 31, 2006 condensed consolidated financial statements were also restated to correct the allocation of realized gain (loss) from Belvedere Company. This change resulted in a decrease to net realized gain (loss) and an increase in the net change in unrealized appreciation (depreciation) within the interim condensed consolidated statement of operations and condensed consolidated statement of cash flows for the quarter ended March 31, 2006.

The restatement of March 31, 2006 balances has had no effect on the Fund’s previously stated net asset value per share, net assets, net investment income, net increase in net assets from operations or total return. Amounts restated in the Fund’s previously reported condensed consolidated financial statements for the quarter ended March 31, 2006 are as follows:

	Three Months Ended
	March 31, 2006

Condensed Consolidated Statement of Operations
(Unaudited)	Previously Reported	Restated

Rental income	$11,188,651	$4,540,258
Net investment income from Real Estate Joint
Ventures	—	1,348,564
Interest	203,234	103,545
Total investment income	$17,083,041	$11,683,523
Property management and administrative fees	$282,725	$—
Interest expense on mortgage notes	6,464,135	3,308,287
Property and maintenance expenses	703,893	—
Property taxes and insurance	878,710	—
Miscellaneous	199,038	137,026
Total expenses	$14,749,850	$9,666,662
Net expenses	$14,283,547	$9,200,359
Net investment income before minority interest in net
income of controlled subsidiary	$2,799,494	$—
Minority interests in net income of controlled
subsidiary	(316,330)	—
Net realized gain (loss)
Investment transactions, securities sold short and
foreign currency transactions allocated from
Belvedere Company (identified cost basis)	$17,294,374	$15,371,641
Net realized gain	$17,685,990	$15,763,257
Change in unrealized appreciation (depreciation)
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$60,705,701	$62,628,434
Net change in unrealized appreciation
(depreciation)	$65,517,211	$67,439,944

	Three Months Ended
	March 31, 2006

Condensed Consolidated Statement of Operations
(Unaudited)	Previously Reported	Restated

Net investment income from Real Estate Joint Ventures	$—	$(1,348,564)
Distributions of earnings from Real Estate Joint Ventures	—	1,461,018
Decrease in other assets	1,515,458	560
Increase (decrease) in security deposits, accrued interest
and accrued other expenses and liabilities	(474,892)	36,343
Decrease in accrued property taxes	(307,428)	—
Improvements to rental property	(1,554,138)	—
Minority interest in net income of controlled subsidiary	316,330	—
Net realized gain from investment transactions, securities
sold short, foreign currency transactions and interest
rate swap agreements	(17,685,990)	(15,763,257)
Net change in unrealized (appreciation) depreciation of
investments, securities sold short, foreign currency and
interest rate swap agreements	(65,517,211)	(67,439,944)
Net cash flows provided by operating activities	$16,458,729	$17,112,756
Repayments of mortgage note	(1,277,794)	(1,227,674)
Net cash flows used in financing activities	$(17,350,098)	$(17,299,978)
Net decrease in cash	$(891,369)	$(187,222)
Cash at beginning of period	$2,506,864	$635,771
Cash at end of period	$1,615,495	$448,549
Supplemental Disclosure and Non-cash Operating and
Financing Activities
Interest paid on mortgage notes	$6,437,642	$3,312,584

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the 1934 Act). Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of Belmar Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above. The MD&A gives effect to the restatement for the three months ended March 31, 2006 as discussed in Note 9 to the condensed consolidated financial statements.

MD&A for the Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006.

Performance of the Fund.(1) The Fund’s investment objective is to achieve long-term, after-tax returns for shareholders. Eaton Vance Management (Eaton Vance), as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund’s primary performance benchmark. The S&P 500 Index is a broad-based, unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in Tax-Managed Growth Portfolio (the Portfolio). The Fund invests in the Portfolio through its interest in Belvedere Capital Fund Company LLC (Belvedere Company). The Fund’s performance will differ from that of the Portfolio primarily due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest ra“"Liquidity and Capital Resources” below) and to mitigate in part the impact of interest rate changes on the Fund’s net asset value.

The Fund’s total return was -1.97% for the quarter ended March 31, 2007. This return reflects a decrease in the Fund’s net asset value per share from $110.89 to $107.49 and a distribution of $1.25 per share during the period. The total return of the S&P 500 Index was 0.64% over the same period. Last year, the Fund had a total return of 4.70% for the quarter ended March 31, 2006. This return reflected an increase in the Fund’s net asset value per share from $95.66 to $99.38 and a distribution of $0.74 per share during the period. The S&P 500 Index had a total return of 4.21% over the same period.

Performance of the Portfolio. For the quarter ended March 31, 2007, the Portfolio’s total return was 0.14%, lagging the S&P 500 Index return of 0.64% over the same period. For comparison, during the first quarter of 2006, the Portfolio posted a total return of 4.34% . Equity investors experienced a tumultuous first quarter of 2007 as evidenced by seesaw global equity market activity and double-digit increase in the Chicago Board Options Exchange Volatility Index. Domestic investors wrestled with numerous concerns including: continued geopolitical unrest, a housing slowdown leading to sub-prime mortgage woes and fears of rising inflation. Notwithstanding some troubling macroeconomic data, the U.S. economy remained resilient during the quarter and the Federal Reserve left short-term rates on hold. On average during the course of the quarter, mid-cap and small-cap stocks continued to lead their larger-cap counterparts. A shift in style trend, however, emerged within the small-cap universe, as the growth style took the lead over the value style. The broad market, as represented by the S&P 500 Index, finished the quarter in positive territory; its seventh gain in the last eight quarters.

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

During the first quarter of 2007 the utilities, materials and telecommunications sectors were the best performing sectors of the S&P 500 Index, while the financials and information technology sectors underperformed the S&P 500 Index. Market leading industries during the first quarter included: construction materials, personal products and independent power producers. In contrast, thrift and mortgage finance, household durables and biotechnology industries realized weaker returns.

During the quarter ended March 31, 2007, the Portfolio remained overweight in the industrials, consumer staples and discretionary sectors, while continuing to underweight the technology, utilities and telecommunications sectors. The Portfolio’s relatively weaker performance versus the S&P 500 Index during the quarter was primarily the result of its underweight of the strong performing, high dividend-yielding sectors, such as utilities and telecommunications, as well as its underweight of the materials sector. The Portfolio emphasizes common stocks of growth companies and thus remains underweight in high-dividend yielding sectors which, on average, offer more income than earnings growth potential. Additionally, although the overweight of the energy sector remained positive, stock selection within the oil and gas integrated industry was disappointing. During the first quarter of 2007, the Portfolio benefited from its emphasis of the strong-performing industrials and consumer staples sectors and relatively stronger investment selection within asset managers, textile apparel and food products industries versus the S&P 500 Index. The Portfolio’s long-term underweight of the information technology sector was also beneficial, particularly within communication equipment and semiconductor industries.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belmar Realty Corporation (Belmar Realty). As of March 31, 2007, real estate investments included investments in: a real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos), that is majority owned by Belmar Realty; a wholly owned real property (Wholly Owned Property), Bel Stamford Investors LLC (Bel Stamford); and a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Brazos owns industrial distribution properties and Bel Stamford owns leasehold improvements in an office building and attached facilities leased to a single tenant subject to a triple net lease.

During the quarter ended March 31, 2007, Belmar Realty acquired interests in additional Partnership Preference Units for approximately $12.9 million (representing purchases from real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management)). During the quarter ended March 31, 2006, Belmar Realty sold certain of its Partnership Preference Units totaling approximately $20.6 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net gain of approximately $0.1 million on the transactions.

During the quarters ended March 31, 2007 and 2006, the Fund’s net investment income from real estate investments was approximately $3.0 million. The net investment income from real estate investments was unchanged as the increase in distributions from investments in Partnership Preference Units due to higher average holdings of Partnership Preference Units during the quarter was offset by a decrease in the net investment income from Brazos.

The estimated fair value of the Fund’s real estate investments was approximately $421.6 million at March 31, 2007 compared to approximately $443.8 million at December 31, 2006, a net decrease of $22.2 million or 5%. This net decrease was due to a decrease in the estimated fair value of Bel Stamford, partially offset by a modest net increase in the estimated fair value of Belmar Realty’s investment in Brazos and by more Partnership Preference Units held at quarter end. The Fund’s investments in real properties continue to achieve modest but satisfactory returns, benefiting from earnings in the expected range and cap rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units remained relatively unchanged with no significant movements in interest rates and credit spreads from December 31, 2006.

During the quarter ended March 31, 2007, the Fund saw net unrealized depreciation of the estimated fair value of its real estate investments of approximately $35.7 million compared to net unrealized appreciation of approximately $1.0 million during the quarter ended March 31, 2006. Net unrealized depreciation of approximately $35.7 million consisted primarily of $37.0 million of net unrealized depreciation in Bel Stamford, partially offset by $1.3 million of net unrealized appreciation in Belmar Realty’s investment in Brazos.

Performance of Interest Rate Swap Agreements. For the quarter ended March 31, 2007, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $1.1 million, compared to approximately $4.1 million of net realized and unrealized gains for the quarter ended March 31, 2006. Net realized and unrealized losses on swap agreements for the quarter ended March 31, 2007 consisted of $2.1 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $1.0 million of periodic net payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s consolidated financial statements). Net realized and unrealized gains on swap agreements for the quarter ended March 31, 2006 consisted of $3.9 million of net unrealized gains due to changes in swap agreement valuations and $0.2 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance for the quarter ending March 31, 2007 from changes in swap agreement valuation was attributable to a decrease in the remaining term of the agreements and a modest decrease in swap rates during the period. The positive contribution to Fund performance for the quarter ending March 31, 2006 from changes in swap agreement valuations was attributable to an increase in swap rates during the period.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2007, the Fund had outstanding borrowings of $341.0 million and unused loan commitments of $7.5 million under the Credit Facility.

On May 9, 2007, the Fund amended its credit arrangement with MLMC to increase the amount available thereunder by $60.0 million to an aggregate amount available for borrowing of $118.5 million. On June 18, 2007, the Fund further amened its credit arrangement with MLMC to temporarily increase for a period of approximately up to ninety days the amount available by $125.0 million to an aggregate amount available for borrowing of $243.5 million (the "MLMC Temporary Increase"). Funds borrowed under the MLMC Temporary Increase are at a rate of LIBOR plus 1.00% per annum. On June 30, 2007, the Fund borrowed $30.5 million under the MLMC Temporary Increase.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $7.9 million. As of December 31, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $9.9 million.

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

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 7 to the Fund’s unaudited condensed consolidated financial statements in Item 1 above.

Interest Rate Sensitivity
Cost, Principal (Notional) Amount
by Contractual Maturity and Callable Date
for the Twelve Months Ended March 31,*

								Estimated
								Fair Value
								as of March
	2008	2009	2010	2011	2012	Thereafter	Total	31, 2007

Rate sensitive
liabilities:

Long-term debt:

Fixed-rate mortgages	$5,184,098	$5,543,468	$5,890,259	$6,258,743	$6,619,251	$185,562,322	$215,058,141	$218,200,000

Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

Variable-rate Credit
Facility				$341,000,000			$341,000,000	$341,000,000

Average interest rate				5.55%			5.55%

Rate sensitive
derivative financial
instruments:

Pay fixed / receive
variable interest rate
swap agreements				$388,668,000			$388,668,000	$7,865,430

Average pay rate				4.53%			4.53%

Average receive rate				5.52%			5.52%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Essex Portfolio, L.P.,
7.875% Series D
Cumulative
Redeemable Preferred
Units,
Callable 7/28/10,
Current Yield: 7.71%				$12,873,400			$12,873,400	$12,761,650

MHC Operating
Limited Partnership,
8.0625% Series D
Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 8.11%			$10,272,120				$10,272,120	$9,940,000

							Estimated
							Fair Value
							as of March
2008	2009	2010	2011	2012	Thereafter	Total	31, 2007

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 6.98%		$13,387,322				$13,387,322	$12,726,150

Vornado Realty L.P.,
6.75% Series D-14
Cumulative
Redeemable Preferred
Units, Callable 9/9/10,
Current Yield: 6.87%(1)			$9,145,159			$9,145,159	$9,825,967

*	The amounts listed reflect the Fund’s positions as of March 31, 2007. The Fund’s current positions may differ.

(1)	Belmar Realty’s interest in these Partnership Preference Units is held through Belvorn Holdings LLC.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2006 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a Shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all Shareholders and all outstanding Fund Shares are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ended March 31, 2007, the total number of shares redeemed and the average price paid per share were as follows:

Month Ended	Total No. of Shares Redeemed(1)	Average Price Paid Per Share
January 31, 2007	36,059.248	$ 111.38
February 28, 2007	15,762.671	$ 112.28
March 31, 2007	705,163.194	$ 108.30
Total	756,985.113	$ 108.71

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on July 13, 2007.

BELMAR CAPITAL FUND LLC

/s/ Andrew C. Frenette Andrew C. Frenette Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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