Form 10-Q
period 2007-06-30
BELMAR CAPITAL FUND LLC
filed 2007-08-09
CIK 1108991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                        For the quarterly period ended June 30, 2007

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

Explanatory Note

The Quarterly Report on Form 10-Q of Belmar Capital Fund LLC (the Fund) for the three and six months ended June 30, 2007 contains unaudited condensed restated consolidated financial statements for the three and six months ended June 30, 2006. The condensed consolidated financial statements have been restated to present the Fund’s investment in real estate joint ventures (as described herein) using the equity method and to correct the allocation between realized gain (loss) and unrealized appreciation (depreciation) for certain investments. The restatement did not affect the Fund’s net asset value per share, net assets, net investment income, net increase in net assets from operations or total return.

Belmar Capital Fund LLC Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements (Unaudited).	4
		Condensed Consolidated Statements of Assets and Liabilities as of
		June 30, 2007 and December 31, 2006	4
		Condensed Consolidated Statements of Operations for the
		Three Months Ended June 30, 2007 and 2006 (Restated) and for the
		Six Months Ended June 30, 2007 and 2006 (Restated)	5
		Condensed Consolidated Statements of Changes in Net Assets for the
		Six Months Ended June 30, 2007 and the Year Ended December 31, 2006	7
		Condensed Consolidated Statements of Cash Flows for the
		Six Months Ended June 30, 2007 and 2006 (Restated)	8
		Financial Highlights for the Six Months Ended June 30, 2007 and the
		Year Ended December 31, 2006	10
		Notes to Condensed Consolidated Financial Statements as of June 30, 2007	11
Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations (MD&A).	21
Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item	4.	Controls and Procedures.	26
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings.	28
Item	1A.	Risk Factors.	28
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item	3.	Defaults Upon Senior Securities.	28

Item	4.	Submission of Matters to a Vote of Security Holders.	28
Item	5.	Other Information.	28
Item	6.	Exhibits.	28
SIGNATURES			30
EXHIBIT INDEX			31

PART I. FINANCIAL INFORMATION Item 1. Financial Statements. BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2007	December 31, 2006

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,961,565,533	$2,028,836,630
Investment in Partnership Preference Units	44,261,089	32,479,513
Investment in Real Estate Joint Venture	90,346,582	81,314,079
Investment in Wholly Owned Property	293,000,000	330,000,000
Investment in Co-owned Property	12,325,882	-
Affiliated investment	4,471,765	1,808,885

Total investments	$2,405,970,851	$2,474,439,107
Cash	67,471,691	417,189
Interest receivable from affiliated investment	51,919	12,088
Swap interest receivable	63,993	54,947
Open interest rate swap agreements, at value	10,938,581	9,942,569
Other assets	6,803,726	1,081,195

Total assets	$2,491,300,761	$2,485,947,095

Liabilities:
Loan payable – Credit Facility	$439,000,000	$309,000,000
Mortgage note payable	213,809,078	216,358,763
Payable for Fund Shares redeemed	150,000	1,947,608
Payable to affiliate for investment advisory and administrative fees	463,087	432,133
Payable to affiliate for distribution and servicing fees	576,638	595,385
Other accrued expenses:
Interest expense	1,110,883	1,018,187
Other expenses and liabilities	318,387	364,426
Minority interest in subsidiary	210,000	210,000

Total liabilities	$655,638,073	$529,926,502

Net assets	$1,835,662,688	$1,956,020,593

Shareholders’ Capital	$1,835,662,688	$1,956,020,593

Shares outstanding (unlimited number of shares authorized)	16,009,172	17,639,300

Net asset value and redemption price per share	$114.66	$110.89

                 See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended

		June 30, 2006		June 30, 2006
	June 30, 2007	(Restated)(1)	June 30, 2007	(Restated)(1)

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $483,693, $342,487, $511,629
and $392,911, respectively)	$ 10,432,556	$9,471,799	$ 20,016,105	$ 17,638,832
Interest allocated from Belvedere Company	176,677	191,602	227,209	197,317
Security lending income allocated
from Belvedere Company, net	77,463	20,362	86,227	27,271
Expenses allocated from Belvedere Company	(2,989,905)	(2,920,714)	(6,000,737)	(5,832,778)

Net investment income allocated from
Belvedere Company	$ 7,696,791	$6,763,049	$ 14,328,804	$ 12,030,642
Rental income from Wholly Owned Property	4,525,611	4,525,611	9,065,869	9,065,869
Net investment income from Real Estate Joint Venture	1,255,128	992,249	2,321,295	2,340,813
Distributions from Partnership Preference Units	669,657	423,562	1,339,313	847,125
Net investment income from Co-owned Property	20,354	-	20,354	-
Interest	4,379	53,784	5,482	157,329
Interest allocated from affiliated investment	74,390	-	123,280	-
Expenses allocated from affiliated investment	(6,954)	-	(11,639)	-
Other income	106,693	-	106,693	-

Total investment income	$ 14,346,049	$ 12,758,255	$ 27,299,451	$ 24,441,778

Expenses:
Investment advisory and administrative fees	$ 1,821,003	$1,724,627	$ 3,659,596	$ 3,472,940
Distribution and servicing fees	890,735	875,513	1,820,548	1,761,574
Interest expense on Credit Facility	5,066,397	3,947,872	9,640,024	7,534,847
Interest expense on mortgage note	3,251,188	3,326,322	6,486,272	6,634,609
Miscellaneous	223,837	186,363	350,287	323,389

Total expenses	$ 11,253,160	$ 10,060,697	$ 21,956,727	$ 19,727,359
Deduct –
Reduction of investment advisory
and administrative fees	469,762	459,230	954,538	925,533

Net expenses	$ 10,783,398	$9,601,467	$ 21,002,189	$ 18,801,826

Net investment income	$ 3,562,651	$3,156,788	$ 6,297,262	$ 5,639,952

                  See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC

Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended			Six Months Ended

		June 30, 2006		June 30, 2006
	June 30, 2007	(Restated)(1)	June 30, 2007	(Restated)(1)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions and foreign currency
transactions allocated from Belvedere
Company (identified cost basis)	$ 29,233,342	$ 26,935,476	$45,887,390	$42,307,117
Investment transactions in Partnership
Preference Units (identified cost basis)	11,403	868	20,082	150,129
Interest rate swap agreements(2)	970,553	592,629	1,938,215	834,984

Net realized gain	$ 30,215,298	$ 27,528,973	$47,845,687	$43,292,230

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated from
Belvedere Company (identified cost basis)	$ 78,398,079	$ (60,331,899)	$57,676,595	$2,296,535
Investments in Partnership Preference Units
(identified cost basis)	(835,333)	(931,546)	(778,989)	(2,043,022)
Investment in Real Estate Joint Venture	6,661,949	3,454,490	7,900,261	5,530,636
Investment in Wholly Owned Property	-	-	(37,000,000)	-
Investment in Co-owned Property	(7,800)	-	(7,800)	-
Interest rate swap agreements	3,073,151	3,045,974	996,012	6,892,814

Net change in unrealized appreciation (depreciation)	$ 87,290,046	$ (54,762,981)	$28,786,079	$12,676,963

Net realized and unrealized gain (loss)	$ 117,505,344	$ (27,234,008)	$76,631,766	$55,969,193

Net increase (decrease) in net assets from operations	$ 121,067,995	$ (24,077,220)	$82,929,028	$61,609,145

(1)	See Note 9.

(2)	Amounts represent net interest earned in connection with interest rate swap agreements (Note 6).

                         See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC

Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$6,297,262	$ 9,671,155
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	47,845,687	64,745,627
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	28,786,079	217,467,992

Net increase in net assets from operations	$82,929,028	$ 291,884,774

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$8,735,995	$ 5,500,364
Net asset value of Fund Shares redeemed	(190,018,876)	(203,520,239)

Net decrease in net assets from Fund Share transactions	$(181,282,881)	$ (198,019,875)

Distributions –
Distributions to Shareholders	$(22,004,052)	$ (14,213,425)

Total distributions	$(22,004,052)	$ (14,213,425)

Net increase (decrease) in net assets	$(120,357,905)	$ 79,651,474
Net assets:
At beginning of period	$1,956,020,593	$ 1,876,369,119

At end of period	$1,835,662,688	$ 1,956,020,593

                  See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended

		June 30, 2006
	June 30, 2007	(Restated)(1)

Cash Flows From Operating Activities –
Net increase in net assets from operations	$82,929,028	$61,609,145
Adjustments to reconcile net increase in net assets from
operations to net cash flows provided by (used in) operating activities –
Net investment income allocated from Belvedere Company	(14,328,804)	(12,030,642)
Net investment income from Real Estate Joint Venture	(2,321,295)	(2,340,813)
Net investment income from Co-owned Property	(20,354)	-
Distributions of earnings from Real Estate Joint Venture	1,189,053	2,242,201
Increase in short-term investments	-	(1,258,362)
Increase in affliliated investment	(2,662,880)	-
Increase in interest receivable from affiliated investmen	(39,831)	-
Increase in interest receivable for open swap agreements	(9,046)	(61,134)
(Increase) decrease in other assets	(5,722,531)	15,212
Increase (decrease) in payable to affiliate for investment advisory and
administrative fees	30,954	(8,468)
Decrease in payable to affiliate for distribution and servicing fees	(18,747)	(19,406)
Increase in accrued interest and other accrued
expenses and liabilities	46,657	67,650
Purchases of Partnership Preference Units	(12,877,981)	-
Proceeds from sales of Partnership Preference Units	337,498	20,792,273
Payment for investment in real property	(30,058,790)	-
Proceeds from sale of real property	17,745,462	-
Net interest earned on interest rate swap agreements	1,938,215	834,984
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(47,845,687)	(43,292,230)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(28,786,079)	(12,676,963)

Net cash flows provided by (used in) operating activities	$(40,475,158)	$13,873,447

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$190,000,000	$5,000,000
Repayments of Credit Facility	(60,000,000)	(7,000,000)
Repayments of mortgage note	(2,549,685)	(2,401,036)
Payments for Fund Shares redeemed	(6,652,598)	(946,150)
Distributions paid to Shareholders	(13,268,057)	(8,713,061)

Net cash flows provided by (used in) financing activities	$107,529,660	$(14,060,247)

Net increase (decrease) in cash	$67,054,502	$(186,800)
Cash at beginning of period	$417,189	$635,771

Cash at end of period	$67,471,691	$448,971

                  See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended

		June 30, 2006
	June 30, 2007	(Restated)(1)

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$9,492,043	$7,402,003
Interest paid on mortgage note	$6,530,831	$6,679,479
Interest received on swap agreements, net	$(1,929,169)	$(773,850)
Reinvestment of distributions paid to Shareholders	$8,735,995	$5,500,364
Market value of securities distributed in payment of redemptions	$185,163,886	$121,588,720
Market value of real property and other assets, net of
current liabilities, assumed in conjunction with the
acquisition of real property	$30,058,790	$-
Market value of real property and other assets, net of
current liabilities, disposed of in conjunction with the
sale of real property	$17,745,462	$-

(1)See Note 9.

                                  See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Financial Statements (Continued)

Financial Highlights (Unaudited)
	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006

Net asset value – Beginning of period	$110.890		$95.660

Income (loss) from operations

Net investment income(1)	$0.369		$0.524
Net realized and unrealized gain	4.651		15.446

Total income from operations	$5.020		$15.970

Distributions

Distributions to Shareholders	$(1.250)		$(0.740)

Total distributions	$(1.250)		$(0.740)

Net asset value – End of period	$114.660		$110.890

Total Return(2)		4.57% (3)	16.82%

Ratios as a percentage of average net assets

Expenses of Wholly Owned Property(4)	0.69%	(9)	0.72%
Belmar Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	1.02%	(9)	0.88%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(5)(7)	1.15%	(9)	1.13%

Total expenses		2.86% (9)	2.73%
Net investment income(6)		0.67% (9)	0.52%

Ratios as percentage of average gross assets(8)

Expenses of Wholly Owned Property(4)	0.49%	(9)	0.52%
Belmar Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	0.73%	(9)	0.63%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(5)(7)	0.83%	(9)	0.82%

Total expenses		2.05% (9)	1.97%
Net investment income(6)		0.48% (9)	0.38%

Supplemental Data

Net assets, end of period (000’s omitted)	$1,835,663		$1,956,021
Portfolio turnover of Tax-Managed Growth Portfolio(10)	1%		1%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Not annualized.

(4)	Represents expenses incurred by Belmar Realty Corporation's (Belmar Realty) Wholly Owned Property.

(5)	Includes the expenses of Belmar Capital Fund LLC (Belmar Capital) and Belmar Realty. Does not include expenses of Belmar Realty's Wholly Owned Property.

(6)	Ratios do not include net interest earned in connection with interest rate swap agreements. Had such amounts been included, ratios would have been higher or lower.

(7)	Includes Belmar Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio and Cash Management Portfolio.

(8)	Average gross assets means the average daily amount of the value of all assets of Belmar Capital (including Belmar Capital's interest in Belvedere Company and Belmar Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments), without reduction by any liabilities.

(9)	Annualized.

(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 4% and 7% for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively.

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of June 30, 2007

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

The Fund is a partnership and does not incur income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. Belmar Realty Corporation (Belmar Realty) has qualified and intends to qualify as a real estate investment trust (REIT) and generally intends to distribute at least 100% of its taxable income to the Fund. As a result of its REIT status, Belmar Realty is able to claim a dividends paid deduction on its tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing its annual federal taxable income, which results in Belmar Realty’s taxable income being passed through to the Fund.

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the six months ended June 30, 2007 and 2006:

	Six Months Ended

Investment Transactions	June 30, 2007	June 30, 2006

Decreases in investment in Belvedere Capital Fund Company LLC	$185,163,886	$121,588,720
Purchases of Partnership Preference Units(1)	$12,877,981	$-
Sales of Partnership Preference Units(2)	$337,498	$20,792,273
Purchase of investment in real property(3)	$30,058,790	$-
Sale of investment in real property(3)	$17,745,462	$-

(1)	Purchases of Partnership Preference Units for the six months ended June 30, 2007 represent Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management).

(2)	Sales of Partnership Preference Units for the six months ended June 30, 2007 and 2006 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which a net realized gain of $20,082 and $150,129 was recognized, respectively.

(3)	On May 31, 2007, Belmar Investment Corporation (Belmar Investment), a wholly owned subsidiary of the Fund, purchased a direct investment in real property for $30,058,790. Subsequently, on June 21, 2007 Belmar Investment sold its investment in the property to Bel SML I LLC (Bel SML I), a wholly owned subsidiary of Belmar Realty, and to real estate investment affiliates of other investment funds advised by Boston Management. Bel SML I purchased a 40% tenancy-in-common interest in the property (Co-owned Property) for $12,313,328.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the six months ended June 30, 2007 and 2006, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Six Months Ended

	June 30, 2007	June 30, 2006

Belvedere Company’s interest in the Portfolio(1)	$15,510,538,738	$13,612,210,990
The Fund’s investment in Belvedere Company(2)	$1,961,565,533	$1,917,422,719
Income allocated to Belvedere Company from the Portfolio	$153,048,883	$124,577,537
Income allocated to the Fund from Belvedere Company	$20,329,541	$17,863,420
Expenses allocated to Belvedere Company from the Portfolio	$33,634,723	$30,250,511
Expenses allocated to the Fund from Belvedere Company(3)	$6,000,737	$5,832,778
Net realized gain from investment transactions and foreign
currency transactions allocated to Belvedere Company from
the Portfolio	$349,641,643	$293,932,775
Net realized gain from investment transactions and foreign
currency transactions allocated to the Fund from Belvedere
Company	$45,887,390	$42,307,117
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$437,085,808	$2,396,788
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund from
Belvedere Company	$57,676,595	$2,296,535

(1)	As of June 30, 2007 and 2006, the value of Belvedere Company’s interest in the Portfolio represents 73.9% and 72.1% of the Portfolio’s net assets, respectively.

                                                                                13

(2)	As of June 30, 2007 and 2006, the Fund’s investment in Belvedere Company represents 12.7% and 14.1% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company include:

	Six Months Ended

	June 30, 2007	June 30, 2006

Expenses allocated from the Portfolio	$4,467,795	$4,341,898
Servicing fees	$1,499,787	$1,459,233
Operating expenses	$33,155	$31,647

A summary of the Portfolio’s Statement of Assets and Liabilities at June 30, 2007, December 31, 2006 and June 30, 2006 and its operations for the six months ended June 30, 2007, for the year ended December 31, 2006 and for the six months ended June 30, 2006 follows:

	June 30, 2007	December 31, 2006	June 30, 2006

Investments, at value	$21,017,676,485	$20,355,992,040	$18,934,068,161
Other assets	30,373,412	39,293,430	34,515,320

Total assets	$21,048,049,897	$20,395,285,470	$18,968,583,481

Collateral for securities loaned	$51,034,581	$-	$72,500,000
Management fee payable	7,477,416	7,278,009	6,735,653
Other liabilities	1,164,789	715,214	754,547

Total liabilities	$59,676,786	$7,993,223	$79,990,200

Net assets	$20,988,373,111	$20,387,292,247	$18,888,593,281

Dividends and interest	$208,202,519	$355,816,931	$175,092,342

Investment adviser fee	43,993,696	83,323,602	41,339,905
Other expenses	1,529,784	2,966,211	1,142,069
Total expense reductions	(90)	(99)	(99)

Net expenses	$45,523,390	$86,289,714	$42,481,875

Net investment income	$162,679,129	$269,527,217	$132,610,467
Net realized gain from
investment transactions and
foreign currency transactions	545,049,808	644,738,498	453,652,551
Net change in unrealized
appreciation (depreciation)
of investments and foreign
currency	523,098,477	1,577,971,043	(29,804,533)

Net increase in net assets from
operations	$1,230,827,414	$2,492,236,758	$556,458,485

5 Investment in Real Estate Joint Venture

At June 30, 2007 and December 31, 2006, Belmar Realty held an investment in one real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos). Belmar Realty holds a majority economic interest of 81.0% and 80.7% in Brazos as of June 30, 2007 and December 31, 2006, respectively. Brazos owns industrial distribution properties. Condensed summary financial data of the Real Estate Joint Venture is presented below. The investment in real estate is presented at estimated fair value.

June 30, 2007	December 31, 2006

Assets:
Investment in real estate	$338,671,621	$330,375,453
Other assets	6,482,876	5,715,014

Total assets	$345,154,497	$336,090,467

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$228,856,960	$228,964,534
Other liabilities	4,518,547	6,124,993

Total liabilities	$233,375,507	$235,089,527

Shareholders’ equity	$111,778,990	$101,000,940

Total liabilities and shareholders’ equity	$345,154,497	$336,090,467

(1)	The estimated fair value of the mortgage notes payable is approximately $223,900,000 and $227,400,000 as of June 30, 2007 and December 31, 2006, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and currently prevailing interest rates.

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues	$7,172,318	$6,570,875	$13,913,451	$13,318,957
Expenses	5,616,309	5,349,440	11,047,655	10,432,628

Net investment income before
unrealized appreciation
(depreciation)	$1,556,009	$1,221,435	$2,865,796	$2,886,329
Change in net unrealized
appreciation (depreciation)	8,515,981	3,976,396	9,101,304	6,595,998

Net increase in net assets
from operations	$10,071,990	$5,197,831	$11,967,100	$9,482,327

6 Interest Rate Swap Agreements

Belmar Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belmar Capital’s net asset value. Under such agreements, Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at June 30, 2007 and December 31, 2006 are listed below.

Notional	Fixed	Floating	Initial	Final
Amount	Rate	Rate	Optional	Termination	Unrealized Appreciation at

Effective	(000’s			Termination	Date		December 31,
Date	omitted)			Date		June 30, 2007	2006

10/03	$ 55,831	4.875%	LIBOR +	4/04	6/10	$1,117,654	$977,478
			0.20%
10/03	43,010	4.755%	LIBOR +	7/04	6/10	981,423	874,977
			0.20%
10/03	56,978		LIBOR +	9/04	6/10	1,382,710	1,245,647
		4.695%	0.20%
10/03	64,418		LIBOR +	3/05	6/10	1,759,013	1,608,054
		4.565%	0.20%
10/03	110,068		LIBOR +	-	6/10	4,564,797	4,251,661
		3.973%	0.20%
02/04	58,363	4.90%	LIBOR +	8/04	6/10	1,132,984	984,752
			0.20%

						$10,938,581	$9,942,569

7 Debt

Credit Facility – On May 9, 2007, Belmar Capital amended its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) to increase the amount of the revolving loan facility by $60,000,000 to an aggregate amount available for borrowing of $118,500,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. On June18, 2007, Belmar Capital temporarily amended its credit arrangement with Merrill Lynch for a period of approximately up to ninety days (Temporary Arrangement) to increase the amount of the revolving loan facility by $125,000,000 to an aggregate amount available for borrowing of $243,500,000. Funds borrowed under the Temporary Arrangement are at a rate of one-month LIBOR plus 1.0% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. As of June 30, 2007, outstanding borrowings under these credit arrangements totaled $149,000,000, including $30,500,000 under the Temporary Arrangement.

There were no changes to the terms of Belmar Capital’s credit arrangement with Dresdner Kleinwort Holdings I, Inc. during the six months ended June 30, 2007. As of June 30, 2007, outstanding borrowings under this credit arrangement totaled $290,000,000.

8 Segment Information

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belmar Capital invests in real estate assets primarily through its subsidiary, Belmar Realty. Belmar Realty invests directly and indirectly in Partnership Preference Units, an investment in a Real Estate Joint Venture (Note 5), interests in leasehold improvements (Wholly Owned Property) through its subsidiary, Bel Stamford Investors LLC, and an interest in Co-owned Property, through its subsidiary, Bel SML I. The Fund’s investment income from the real estate assets primarily consists of rental income from Wholly Owned Property, net investment income from the Real Estate Joint Venture, distribution income from Partnership Preference Units and net investment income from Co-owned Property.

Belmar Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation).

The Fund’s Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense have been allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily consist of net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are presented as part of the real estate segment for presentation purposes herein. The accounting policies of the reportable segments are the same as those for Belmar Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Investment income
The Portfolio*	$7,696,791	$6,763,049	$14,328,804	$12,030,642
Real Estate	6,577,443	5,941,422	12,853,524	12,253,807
Unallocated	71,815	53,784	117,123	157,329

Total investment income	$14,346,049	$12,758,255	$27,299,451	$24,441,778

Net increase (decrease) in
net assets from operations
The Portfolio*	$114,115,109	$(28,097,741)	$ 115,137,182	$53,726,385
Real Estate	10,433,964	6,035,115	(26,391,948)	11,620,608
Unallocated(1)	(3,481,078)	(2,014,594)	(5,816,206)	(3,737,848)

Net increase (decrease) in
net assets from operations	$121,067,995	$(24,077,220)	$82,929,028	$61,609,145

	June 30, 2007	December 31, 2006

Net assets
The Portfolio*	$1,875,181,692	$ 1,940,681,178
Real Estate	69,308,360	95,939,222
Unallocated(2)	(108,827,364)	(80,599,807)

Net Assets	$1,835,662,688	$ 1,956,020,593

*	Belmar Capital invests indirectly in the Portfolio through Belvedere Company.

(1) Unallocated amounts pertain to the overall operation of Belmar Capital and do not pertain to either segment. Included in this amount are servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months ended		Six Months ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Distribution and servicing fees	$890,735	$875,513	$1,820,548	$1,761,574
Credit Facility interest expense	$2,580,322	$1,098,186	$3,952,410	$1,959,060

(2) Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of June 30, 2007 and December 31, 2006, such borrowings totaled $179,907,055 and
     $81,905,090, respectively. Unallocated assets represent direct cash and short-term investments held by the Fund including the
     Fund’s investment in Cash Management Portfolio. As of June 30, 2007 and December 31, 2006, such amounts totaled
$71,983,802 and $2,232,815, respectively.

9 Restatement

In prior years’ condensed consolidated financial statements, Belmar Capital had consolidated Real Estate

Joint Ventures in which Belmar Realty held a majority economic interest. After the issuance of the June 30, 2006 condensed consolidated financial statements, but prior to the issuance of its December 31, 2006 financial statements, Belmar Capital determined that such investments should not have been consolidated because Belmar Realty did not have voting rights sufficient to control significant decisions relating to the Real Estate Joint Ventures without the consent of the Real Estate Joint Venture partner and therefore the Real Estate Joint Venture investments should have been accounted for using the equity method. Accordingly, the Fund has restated its interim condensed consolidated statements of operations for the three and six months ended June 30, 2006 and condensed consolidated statement of cash flows for the six months ended June 30, 2006 to conform to the accounting treatment used at December 31, 2006.

The effect of deconsolidation on the Fund’s financial statements is to eliminate the presentation of the minority shareholder’s interest in the Real Estate Joint Venture investment and to present the Fund’s net investment in the Real Estate Joint Venture using the equity method. Using the equity method, the Fund reports its share of the current period’s Real Estate Joint Venture net investment income, realized gains (losses), if any, and unrealized appreciation (depreciation) in the condensed consolidated statements of operations.

Additionally, certain amounts in the June 30, 2006 condensed consolidated financial statements were also restated due to the correction of the allocation of realized gain (loss) from Belvedere Company. This change resulted in a decrease to net realized gain (loss) and an increase in the net change in unrealized appreciation (depreciation) within the interim condensed consolidated statements of operations for the three and six months ended June 30, 2006 and condensed consolidated statement of cash flows for the six months ended June 30, 2006.

The restatement of June 30, 2006 balances has had no effect on the Fund’s previously stated net asset value per share, net assets, net investment income, net increase in net assets from operations or total return. Amounts restated in the Fund’s previously reported condensed consolidated financial statements for the three and six months ended June 30, 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006

Condensed Consolidated Statements of	Previously		Previously
Operations (Unaudited)	Reported	Restated	Reported	Restated

Rental income	$11,034,718	$4,525,611	$22,223,369	$9,065,869
Net investment income from Real
Estate Joint Ventures	—	992,249	—	2,340,813
Interest	115,552	53,784	318,786	157,329
Total investment income	$18,336,881	$12,758,255	$35,419,922	$24,441,778
Property management and
administrative fees	$384,271	$—	$666,996	$—
Interest expense on mortgage notes	6,484,513	3,326,322	12,948,648	6,634,609
Property and maintenance expenses	697,084	—	1,400,977	—
Property taxes and insurance	1,029,337	—	1,908,047	—
Miscellaneous	266,920	186,363	465,958	323,389
Total expenses	$15,410,137	$10,060,697	$30,159,987	$19,727,359
Net expenses	$14,950,907	$9,601,467	$29,234,454	$18,801,826
Net investment income before
minority interest in net income of
controlled subsidiary	$3,385,974	$—	$6,185,468	$—
Minority interests in net income of
controlled subsidiary	(229,186)	—	(545,516)	—
Net realized gain (loss)
Investment transactions and foreign
currency transactions allocated
from Belvedere Company
(identified cost basis)	$29,166,136	$26,935,476	$46,460,510	$42,307,117
Net realized gain	$29,759,633	$27,528,973	$47,445,623	$43,292,230
Change in unrealized appreciation
(depreciation)
Investments and foreign currency
allocated from Belvedere Company
(identified cost basis)	$(62,562,559)	$(60,331,899)	$(1,856,858)	$2,296,535
Net change in unrealized
appreciation (depreciation)	$(56,993,641) $	(54,762,981) $	8,523,570	$12,676,963

                                                                                 19

	Six Months Ended
	June 30, 2006

	Previously
Condensed Consolidated Statement of Cash Flows (Unaudited)	Reported	Restated

Net investment income from Real Estate Joint Ventures	$—	$(2,340,813)
Distributions of earnings from Real Estate Joint Ventures	—	2,242,201
Decrease in distribution and interest receivable	7	—
Decrease in other assets	2,485,432	15,212
Increase (decrease) in security deposits, accrued interest and
accrued other expenses and liabilities	(988,185)	67,650
Decrease in accrued property taxes	(194,269)	—
Improvements to rental property	(1,966,852)	—
Minority interest in net income of controlled subsidiary	545,516	—
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(47,445,623)	(43,292,230)
Net change in unrealized (appreciation) depreciation of
investments, foreign currency and interest rate swap agreements	(8,523,570)	(12,676,963)
Net cash flows provided by operating activities	$13,770,846	$13,873,447
Repayments of mortgage note	(2,502,069)	(2,401,036)
Net cash flows used in financing activities	$(14,161,280)	$(14,060,247)
Net decrease in cash	$(390,434)	$(186,800)
Cash at beginning of period	$2,506,864	$635,771
Cash at end of period	$2,116,430	$448,971
Supplemental Disclosure and Non-cash Operating and
Financing Activities
Interest paid on mortgage notes	$12,928,803	$6,679,479

                                                                        20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the 1934 Act). Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of Belmar Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above. The MD&A gives effect to the restatement for the three and six months ended June 30, 2006 as discussed in Note 9 to the condensed consolidated financial statements.

MD&A for the Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006.

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

The Fund’s total return was 6.67% for the quarter ended June 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $107.49 to $114.66 during the period. The total return of the S&P 500 Index was 6.27% over the same period. Last year, the Fund had a total return of -1.32% for the quarter ended June 30, 2006. This return reflected a decrease in the Fund’s net asset value per share from $99.38 to $98.07 during the period. The S&P 500 Index had a total return of -1.44% over the same period.

Performance of the Portfolio. For the quarter ended June 30, 2007, the Portfolio’s total return was 5.99%, lagging the S&P 500 Index return of 6.27% over the same period. The second quarter saw equity markets rally, albeit with increasing volatility. Earnings growth proved better than most expectations and merger and buyout activity continued at a robust clip. Increased volatility was largely due to concerns over geopolitical unrest and economic uncertainty. Concerns regarding a significant slowing in the U.S. housing market as well as rising energy prices prompted fears of both an economic slowdown and rising inflation. However, labor markets remained relatively robust and consumption, while slowing, remained positive. Notwithstanding mixed macroeconomic data, the Federal Reserve left short-term interest rates steady at 5.25% . On average during the course of the quarter, mid-cap and small-cap stocks continued to outperform large-cap stocks and growth stocks remained ahead of their value counterparts.

Nine out of ten economic sectors in the S&P 500 Index posted positive returns. The energy, industrials and information technology sectors were top performers, while the utilities and financials sectors realized weaker quarterly results pressured by interest rate fears and continued sub-prime mortgage concerns. Market leading industries in the second quarter

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

included: internet and catalog retailers, construction, auto components and energy equipment. In contrast, the commercial services, real estate investment trusts and multi-utilities industries realized weaker returns.

The Portfolio underperformed its benchmark, the S&P 500 Index, during the quarter ended June 30, 2007 primarily due to its holdings within the industrials and energy sectors. Although the Portfolio retained its emphasis on strong performing sectors, stock selection within machinery, energy equipment and defense industries detracted from performance. Additionally, the Portfolio’s overweight of the lagging consumer staples sector coupled with relatively weaker stock selection within the biotechnology and health care service industries also hindered performance. In contrast, the Portfolio benefited from strong stock selection within the consumer discretionary, financials and telecommunications sectors. The Portfolio’s underweight of the lagging utilities sector and stronger investments within the electric utilities industry were also beneficial.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belmar Realty Corporation (Belmar Realty). As of June 30, 2007, real estate investments included investments in: a real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos), that is majority owned by Belmar Realty; a wholly owned real property (Wholly Owned Property), Bel Stamford Investors LLC (Bel Stamford); a tenancy in common interest in real property (Co-owned Property), Bel SML I LLC (Bel SML I); and a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Brazos owns industrial distribution properties, Bel Stamford owns leasehold improvements in an office building and attached facilities leased to a single tenant subject to a triple net lease and Bel SML I owns an interest in an office building leased to a single tenant subject to a triple net lease.

On May 31, 2007, Belmar Investment Corporation (Belmar Investment), a wholly owned subsidiary of the Fund, purchased a direct investment in real property for approximately $30.1 million. Subsequently, on June 21, 2007, Belmar Investment sold its investment in the property to Bel SML I, a wholly owned subsidiary of Belmar Realty, and to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management). Bel SML I purchased a 40% tenancy in common interest in the property (Co-owned Property) for approximately $12.3 million. On July 12, 2007, Bel SML I acquired a second Co-owned Property for approximately $13.8 million. Bel SML I is scheduled to obtain mortgage financing secured by its interests in real property in the second half of 2007.

On July 2, 2007, Bel Marquette I LLC (Bel Marquette I), a wholly owned subsidiary of Belmar Realty, and Bel Marquette III LLC (Bel Marquette III), a wholly owned subsidiary of Belmar Investment, acquired Co-owned Property for approximately $69.5 million. The remaining interests were purchased by real estate investment affialites of other investment funds advised by Boston Management. Bel Marquette I and III are expected to obtain financing secured by the interests in real property in the second half of 2007.

During the quarter ended June 30, 2007, the Fund’s net investment income from real estate investments was approximately $3.2 million compared to approximately $2.6 million for the quarter ended June 30, 2006, an increase of $0.6 million or 23%. The increase was due principally to higher distributions from investments in Partnership Preference Units due to higher average holdings of Partnership Preference Units during the quarter and an increase in the net investment income from Brazos. During the quarter ended June 30, 2006, the Fund’s net investment income from real estate investments decreased due to a decrease in the net investment income of Brazos and lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the quarter.

During the quarter ended June 30, 2007, the Fund saw net unrealized appreciation of the estimated fair value of its real estate investments of approximately $5.8 million compared to net unrealized appreciation of approximately $2.5 million during the quarter ended June 30, 2006. Net unrealized appreciation of approximately $5.8 million consisted primarily of $6.6 million of net unrealized appreciation in Belmar Realty’s investment in Brazos, partially offset by approximately $0.8 million of net unrealized depreciation in Partnership Preference Units.

The Fund’s investments in real properties continued to achieve modest returns, benefiting from earnings in the expected range and capitalization rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units remained relatively unchanged with no significant movements in interest rates and credit spreads from December 31, 2006.

Performance of Interest Rate Swap Agreements. For the quarter ended June 30, 2007, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $4.0 million, compared to approximately $3.6 million of net realized and unrealized gains for the quarter ended June 30, 2006. Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2007 consisted of $3.1 million of net unrealized gains due to changes in swap agreement valuations and $0.9 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2006 consisted of $3.0 million of net unrealized gains due to changes in swap agreement valuations and $0.6 million of periodic net payments received pursuant to outstanding swap agreements. The net positive contribution to Fund performance from changes in swap agreement valuations for the quarters ended June 30, 2007 and June 30, 2006 was attributable to increases in swap rates during the periods.

MD&A for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006.

Performance of the Fund. The Fund’s total return was 4.57% for the six months ended June 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $110.89 to $114.66 and a distribution of $1.25 per share during the period. The S&P 500 Index had a total return of 6.96% over the same period. Last year, the Fund had a total return of 3.32% for the six months ended June 30, 2006. This return reflected an increase in the Fund’s net asset value per share from $95.66 to $98.07 and a distribution of $0.74 per share during the period. The S&P 500 Index had a total return of 2.70% over the same period.

Performance of the Portfolio. The Portfolio’s total return was 6.14% for the six months ended June 30, 2007, underperforming the S&P 500 Index return of 6.96% . The U.S. equity markets posted strong returns in the first half of 2007, fueled by positive earnings and continued strength in merger and buyout activity. Equity and bond markets remained choppy, however, as geopolitical and economic uncertainty, coupled with rising inflation and sub-prime mortgage fears pressured already-anxious investors. Markets across the globe registered sharp declines from late February through mid-March 2007, but recovered in April and rallied to new highs by the end of the six month period. On average small-cap stocks continued to lead large-cap stocks, and growth stocks outpaced their value counterparts during the course of the period.

Despite increased volatility, nine out of 10 economic sectors in the S&P 500 Index posted positive returns. Energy, materials and telecommunications were the top performing sectors, while the financials and consumer discretionary sectors realized weaker returns during the period ended June 30, 2007. The leading industries of the S&P 500 Index during the first half of 2007 included internet and catalog retailers, auto components, construction, energy equipment and services. Industries making negative contributions to the S&P 500 Index return included commercial services, diversified financials and real estate investment trusts.

During the period, the Portfolio’s total return lagged that of the S&P 500 Index. The Portfolio’s relative underperformance was primarily affected by it underweighting of the stronger-performing utilities and materials sectors and sub-par investment selections with the energy, industrials and information technology sectors. In contrast, the Portfolio benefited from its investments in the financials and consumer discretionary sectors, primarily within the multi-line retail, textiles, apparel and commercial banks industries as well as relatively better selection in the pharmaceuticals and semiconductor sectors.

Performance of Real Estate Investments. During the six months ended June 30, 2007, Belmar Realty acquired interests in additional Partnership Preference Units for approximately $12.9 million (representing purchases from real estate investment affiliates of other investment funds advised by Boston Management). During the six months ended June 30, 2006, Belmar Realty sold certain of its Partnership Preference Units totaling approximately $20.8 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net gain of approximately $0.2 million on the transactions.

During the six months ended June 30, 2007, the Fund’s net investment income from real estate investments was approximately $6.3 million compared to approximately $5.6 million for the six months ended June 30, 2006, an increase of $0.7 million or 13%. The increase was due principally to higher distributions from investments in Partnership Preference Units due to higher average holdings of Partnership Preference Units during the quarter. During the six months ended June 30, 2006, the Fund’s net investment income from real estate investments decreased due to lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the period and a decrease in the net investment income of Brazos.

The estimated fair value of the Fund’s real estate investments was approximately $439.9 million at June 30, 2007 compared to approximately $443.8 million at December 31, 2006, a net decrease of $3.9 million. This net decrease was due to a decrease in the estimated fair value of Bel Stamford, partially offset by more Partnership Preference Units held at the end of the period, a net increase in the estimated fair value of Belmar Realty’s investment in Brazos and the acquisition of Bel SML I in 2007. The Fund’s investments in real properties continued to achieve modest returns, benefiting from earnings in the expected range and capitalization rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units remained relatively unchanged with no significant movements in interest rates and credit spreads from December 31, 2006.

During the six months ended June 30, 2007, the Fund saw net unrealized depreciation of the estimated fair value of its real estate investments of approximately $29.9 million compared to net unrealized appreciation of approximately $3.5 million during the six months ended June 30, 2006. Net unrealized depreciation of approximately $29.9 million consisted primarily of $37.0 million of net unrealized depreciation in Bel Stamford and approximately $0.8 million of net unrealized depreciation in Partnership Preference Units, partially offset by $7.9 million of net unrealized appreciation in Belmar Realty’s investment in Brazos.

Performance of Interest Rate Swap Agreements. For the six months ended June 30, 2007, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $2.9 million, compared to approximately $7.7 million of net realized and unrealized gains for the six months ended June 30, 2006. Net realized and unrealized gains on swap agreements for the six months ended June 30, 2007 consisted of $1.0 million of net unrealized gains due to changes in swap agreement valuations and $1.9 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). Net realized and unrealized gains on swap agreements for the six months ended June 30, 2006 consisted of $6.9 million of net unrealized gains due to changes in swap agreement valuations and $0.8 million of periodic net payments received pursuant to outstanding swap agreements. The net positive contribution to Fund performance from changes in swap agreement valuations for the six months ended June 30, 2007 and June 30, 2006 was attributable to increases in swap rates during the periods.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future.

On May 9, 2007, the Fund amended its MLMC credit arrangement to increase the amount available thereunder by $60.0 million to an aggregate amount available for borrowing of $118.5 million. On June 18, 2007, the Fund further amended its MLMC credit arrangement to temporarily increase, for a period of approximately up to ninety days, the amount available by $125.0 million to an aggregate amount available for borrowing of $243.5 million (the "MLMC Temporary Increase"). Funds borrowed under the MLMC Temporary Increase are at a rate of LIBOR plus 1.00% per annum. The Fund had borrowings of $30.5 million under the MLMC Temporary Increase as of June 30, 2007.

As of June 30, 2007, the Fund had outstanding borrowings of $439.0 million and unused loan commitments of $94.5 million under the Credit Facility. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder.

On August 8, 2007, the Fund amended its DKH credit arrangement to increase the amount of borrowings by $94.0 million.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of June 30, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $10.9 million. As of December 31, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $9.9 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed rate secured mortgage debt obligations of Bel Stamford. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended June 30,*

								Estimated
								Fair Value
								as of June
	2008	2009	2010	2011	2012	Thereafter	Total	30, 2007

Rate sensitive
liabilities:

Long-term debt:

Fixed-rate mortgages	$5,263,995	$5,628,903	$5,981,038	$6,355,202	$6,721,266	$183,858,674	$213,809,078	$212,900,000
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

Variable-rate Credit
Facility	$30,500,000		$408,500,000				$439,000,000	$439,000,000
Average interest rate	6.32%		5.57%				5.62%

Rate sensitive
derivative financial
instruments:

Pay fixed / receive
variable interest rate
swap agreements			$388,668,000				$388,668,000	$10,938,581
Average pay rate			4.53%				4.53%
Average receive rate			5.52%				5.52%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

								Estimated
								Fair Value
								as of June
	2008	2009	2010	2011	2012	Thereafter	Total	30, 2007

Essex Portfolio, L.P.,
7.875% Series D
Cumulative
Redeemable Preferred
Units,
Callable 7/28/10,
Current Yield: 7.85%				$12,873,400			$12,873,400	$12,533,050
MHC Operating
Limited Partnership,
8.0625% Series D
Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 8.30%			$10,272,120				$10,272,120	$9,716,000
PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 7.18%			$13,387,322				$13,387,322	$12,370,950
Vornado Realty L.P.,
6.75% Series D-14
Cumulative
Redeemable Preferred
Units, Callable 9/9/10,
Current Yield: 7.00%(1)				$8,987,814			$8,987,814	$9,641,089

* The amounts listed reflect the Fund’s positions as of June 30, 2007. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ended June 30, 2007, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

April 30, 2007	125,944.434	$110.26

May 31, 2007	392,174.712	$114.00

June 30, 2007	434,283.174	$114.78

Total	952,402.320	$113.89

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	The following is a list of all exhibits filed as part of this Form 10-Q:
31.1	Certification Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
31.2	Certification Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002
(b)	Reports on Form 8-K:
The Fund filed a report on Form 8-K on June 5, 2007, regarding its previously issued financial statements.

                                                                                                 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on August 9, 2007.

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