Form 10-Q
period 2007-09-30
BELMAR CAPITAL FUND LLC
filed 2007-11-09
CIK 1108991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to __________
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large Accelerated Filer X     Accelerated Filer __    Non-Accelerated Filer __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes X  No __

Explanatory Note

The Quarterly Report on Form 10-Q of Belmar Capital Fund LLC (the Fund) for the three and nine months ended September 30, 2007 contains unaudited condensed restated consolidated financial statements for the three and nine months ended September 30, 2006. The condensed consolidated financial statements have been restated to present the Fund’s investment in real estate joint ventures (as described herein) using the equity method and to correct the allocation between realized gain (loss) and unrealized appreciation (depreciation) for certain investments. The restatement did not affect the Fund’s net asset value per share, net assets, net investment income, net increase in net assets from operations or total return.

		Belmar Capital Fund LLC
		Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page

Item	1.	Financial Statements (Unaudited).	4

		Condensed Consolidated Statements of Assets and Liabilities
		as of September 30, 2007 and December 31, 2006	4

		Condensed Consolidated Statements of Operations for the
		Three Months Ended September 30, 2007 and 2006 (Restated)
		and for the Nine Months Ended September 30, 2007 and 2006 (Restated)	5

		Condensed Consolidated Statements of Changes in Net Assets
		for the Nine Months Ended September 30, 2007 and the
		Year Ended December 31, 2006	7

		Condensed Consolidated Statements of Cash Flows for the
		Nine Months Ended September 30, 2007 and 2006 (Restated)	8

		Financial Highlights for the Nine Months Ended September 30, 2007
		and the Year Ended December 31, 2006	10

		Notes to Condensed Consolidated Financial Statements as of September 30, 2007	11

Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations (MD&A).	20

Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item	4.	Controls and Procedures.	27

PART II.		OTHER INFORMATION

Item	1.	Legal Proceedings.	28

Item	1A.	Risk Factors.	28

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item	3.	Defaults Upon Senior Securities.	28

Item	4.	Submission of Matters to a Vote of Security Holders.	28

Item	5.	Other Information.	28

Item	6.	Exhibits.	28

SIGNATURES			30

EXHIBIT INDEX			31

PART I. FINANCIAL INFORMATION Item 1. Financial Statements.

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2007	December 31, 2006

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 1,888,863,148	$ 2,028,836,630
Investment in Partnership Preference Units	124,054,659	32,479,513
Investment in Real Estate Joint Venture	91,131,296	81,314,079
Investment in Wholly Owned Property and Co-owned Properties	358,658,191	330,000,000
Affiliated investment	1,052,542	1,808,885

Total investments	$ 2,463,759,836	$ 2,474,439,107
Cash	1,233,675	417,189
Distributions and interest receivable	498,223	156
Interest receivable from affiliated investment	12,107	12,088
Swap interest receivable	51,766	54,947
Open interest rate swap agreements, at value	5,246,050	9,942,569
Other assets	1,485,394	1,081,039

Total assets	$ 2,472,287,051	$ 2,485,947,095

Liabilities:
Loan payable – Credit Facility	$ 507,400,000	$ 309,000,000
Mortgage note payable	212,540,511	216,358,763
Payable for Fund Shares redeemed	13,192,532	1,947,608
Payable to affiliate for investment advisory and administrative fees	514,364	432,133
Payable to affiliate for distribution and servicing fees	531,688	595,385
Other accrued expenses:
Interest expense	1,169,804	1,018,187
Other expenses and liabilities	352,874	364,426
Minority interest in subsidiary	213,000	210,000

Total liabilities	$ 735,914,773	$ 529,926,502

Net assets	$ 1,736,372,278	$ 1,956,020,593

Shareholders’ Capital	$ 1,736,372,278	$ 1,956,020,593

Shares outstanding (unlimited number of shares authorized)	14,986,204	17,639,300

Net asset value and redemption price per share	$ 115.86	$ 110.89

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended

		September 30, 2006		September 30, 2006
	September 30, 2007	(Restated)(1)	September 30, 2007	(Restated)(1)

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $63,633, $57,673, $575,262
and $450,584, respectively)	$ 8,970,251	$ 9,042,846	$ 28,986,356	$ 26,681,678
Interest allocated from Belvedere Company	192,780	54,878	419,989	252,195
Security lending income allocated
from Belvedere Company, net	30,628	9,295	116,855	36,566
Expenses allocated from Belvedere Company	(2,830,164)	(2,923,876)	(8,830,901)	(8,756,654)

Net investment income allocated from
Belvedere Company	$ 6,363,495	$ 6,183,143	$ 20,692,299	$ 18,213,785
Rental income from Wholly Owned Property	4,540,258	4,540,258	13,606,127	13,606,127
Net investment income from Real Estate Joint Venture	1,775,945	625,910	4,097,240	2,966,723
Distributions from Partnership Preference Units	1,791,073	423,563	3,130,386	1,270,688
Net investment income from Co-owned Properties	922,038	-	942,392	-
Interest	14,631	59,729	20,113	217,058
Interest allocated from affiliated investment	84,082	-	207,362	-
Expenses allocated from affiliated investment	(7,837)	-	(19,476)	-
Other income	222,271	-	328,964	-

Total investment income	$ 15,705,956	$ 11,832,603	$ 43,005,407	$ 36,274,381

Expenses:
Investment advisory and administrative fees	$ 1,955,134	$ 1,714,894	$ 5,614,730	$ 5,187,834
Distribution and servicing fees	826,025	864,867	2,646,573	2,626,441
Interest expense on Credit Facility	7,118,221	4,315,817	16,758,245	11,850,664
Interest expense on mortgage note	3,267,462	3,344,585	9,753,734	9,979,194
Miscellaneous	371,234	128,920	721,521	452,309

Total expenses	$ 13,538,076	$ 10,369,083	$ 35,494,803	$ 30,096,442
Deduct –
Reduction of investment advisory
and administrative fees	437,811	451,656	1,392,349	1,377,189

Net expenses	$ 13,100,265	$ 9,917,427	$ 34,102,454	$ 28,719,253

Net investment income	$ 2,605,691	$ 1,915,176	$ 8,902,953	$ 7,555,128

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended

		September 30, 2006		September 30, 2006
	September 30, 2007	(Restated)(1)	September 30, 2007	(Restated)(1)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions and foreign currency
transactions allocated from Belvedere
Company (identified cost basis)	$ 18,824,040	$ 8,556,505	$ 64,711,430	$ 50,863,622
Investment transactions in Partnership
Preference Units (identified cost basis)	11,465	(4,265)	31,547	145,864
Interest rate swap agreements(2)	1,024,916	995,042	2,963,131	1,830,026

Net realized gain	$ 19,860,421	$ 9,547,282	$ 67,706,108	$ 52,839,512

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated from
Belvedere Company (identified cost basis)	$ 6,417,193	$ 70,612,555	$ 64,093,788	$ 72,909,090
Investments in Partnership Preference Units
(identified cost basis)	(4,794,654)	1,156,652	(5,573,643)	(886,370)
Investment in Real Estate Joint Venture	193,721	5,333,153	8,093,982	10,863,789
Investment in Wholly Owned Property	-	-	(37,000,000)	-
Investment in Co-owned Properties	(33,760)	-	(41,560)	-
Interest rate swap agreements	(5,692,531)	(6,904,183)	(4,696,519)	(11,369)

Net change in unrealized appreciation (depreciation)	$ (3,910,031)	$ 70,198,177	$ 24,876,048	$ 82,875,140

Net realized and unrealized gain	$ 15,950,390	$ 79,745,459	$ 92,582,156	$ 135,714,652

Net increase in net assets from operations	$ 18,556,081	$ 81,660,635	$ 101,485,109	$ 143,269,780

(1)	See Note 9.

(2)	Amounts represent net interest earned in connection with interest rate swap agreements (Note 6).

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 8,902,953	$ 9,671,155
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	67,706,108	64,745,627
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	24,876,048	217,467,992

Net increase in net assets from operations	$ 101,485,109	$ 291,884,774

Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$ 8,735,996	$ 5,500,364
Net asset value of Fund Shares redeemed	(307,864,594)	(203,520,239)

Net decrease in net assets from Fund Share transactions	$ (299,128,598)	$ (198,019,875)

Distributions –
Distributions to Shareholders	$ (22,004,826)	$ (14,213,425)

Total distributions	$ (22,004,826)	$ (14,213,425)

Net increase (decrease) in net assets	$ (219,648,315)	$ 79,651,474

Net assets:
At beginning of period	$ 1,956,020,593	$ 1,876,369,119

At end of period	$ 1,736,372,278	$ 1,956,020,593

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

		September 30, 2006
	September 30, 2007	(Restated)(1)

Cash Flows From Operating Activities –
Net increase in net assets from operations	$ 101,485,109	$ 143,269,780
Adjustments to reconcile net increase in net assets from
operations to net cash flows provided by (used in) operating activities –
Net investment income allocated from Belvedere Company	(20,692,299)	(18,213,785)
Net investment income from Real Estate Joint Venture	(4,097,240)	(2,966,723)
Net investment income from Co-owned Properties	(942,392)	-
Distributions of earnings from Real Estate Joint Venture	2,374,005	3,026,273
Distributions of earnings from Co-owned Properties	961,203	-
Decrease in short-term investments	-	87,638
Decrease in affliliated investment	756,343	-
Increase in distributions and interest receivable	(498,067)	(344)
Increase in interest receivable from affiliated investment	(19)	-
(Increase) decrease in interest receivable for open swap agreements	3,181	(61,620)
(Increase) decrease in other assets	(404,355)	15,205
Increase (decrease) in payable to affiliate for investment advisory and
administrative fees	82,231	(1,499)
Decrease in payable to affiliate for distribution and servicing fees	(63,697)	(18,713)
Increase in accrued interest and other accrued expenses and liabilities	140,065	142,287
Purchases of Partnership Preference Units	(97,622,616)	(510)
Proceeds from sales of Partnership Preference Units	505,374	20,961,023
Purchases of investments in real properties	(112,959,383)	-
Proceeds from sales of real properties	47,240,821	-
Net interest earned on interest rate swap agreements	2,963,131	1,830,026
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(67,706,108)	(52,839,512)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(24,876,048)	(82,875,140)

Net cash flows provided by (used in) operating activities	$ (173,350,761)	$ 12,354,386

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 395,400,000	$ 8,000,000
Repayments of Credit Facility	(197,000,000)	(7,000,000)
Repayments of mortgage note	(3,818,252)	(3,592,736)
Issuance of real estate controlled subsidiary preferred shares	3,000	-
Payments for Fund Shares redeemed	(7,148,671)	(1,246,407)
Distributions paid to Shareholders	(13,268,830)	(8,713,061)

Net cash flows provided by (used in) financing activities	$ 174,167,247	$ (12,552,204)

Net increase (decrease) in cash	$ 816,486	$ (197,818)

Cash at beginning of period	$ 417,189	$ 635,771

Cash at end of period	$ 1,233,675	$ 437,953

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Nine Months Ended

September 30, 2006
	September 30, 2007	(Restated)(1)

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 16,530,783	$ 11,656,659
Interest paid on mortgage note	$ 9,802,522	$ 10,028,037
Interest received on swap agreements, net	$ (2,966,312)	$ (1,768,406)
Reinvestment of distributions paid to Shareholders	$ 8,735,996	$ 5,500,364
Market value of securities distributed in payment of redemptions	$ 289,470,999	$ 152,562,105
Market value of real property and other assets, net of
current liabilities, assumed in conjunction with the
acquisition of real property	$ 112,893,013	$ -
Market value of real property and other assets, net of
current liabilities, disposed of in conjunction with
the sale of real property	$ 47,216,011	$ -

(1) See Note 9.

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Financial Statements (Unaudited) (Continued) Financial Highlights

	Nine Months Ended		Year Ended
	September 30, 2007		December 31, 2006

Net asset value – Beginning of period	$ 110.890		$ 95.660

Income (loss) from operations

Net investment income(1)	$ 0.539		$ 0.524
Net realized and unrealized gain	5.681		15.446

Total income from operations	$ 6.220		$ 15.970

Distributions

Distributions to Shareholders	$ (1.250)		$ (0.740)

Total distributions	$ (1.250)		$ (0.740)

Net asset value – End of period	$ 115.860		$ 110.890

Total Return(2)	5.66%	(3)	16.82%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution
and servicing fees and other operating expenses(4)(5)	1.19%	(9)	1.13%
Interest and other borrowing costs(4)(6)	1.21%	(9)	0.88%
Expenses of Wholly Owned Property(7)	0.70%	(9)	0.72%

Total expenses	3.10%	(9)	2.73%
Net investment income(6)	0.64%	(9)	0.52%

Ratios as a percentage of average gross assets(8)

Investment advisory and administrative fees, distribution
and servicing fees and other operating expenses(4)(5)	0.83%	(9)	0.82%
Interest and other borrowing costs(4)(6)	0.84%	(9)	0.63%
Expenses of Wholly Owned Property(7)	0.49%	(9)	0.52%

Total expenses	2.16%	(9)	1.97%
Net investment income(6)	0.45%	(9)	0.38%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 1,736,372		$ 1,956,021
Portfolio turnover of Tax-Managed Growth Portfolio(10)	2%		1%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Not annualized.

(4)	Includes the expenses of Belmar Capital Fund LLC (Belmar Capital) and Belmar Realty Corporation (Belmar Realty). Does not include expenses of Belmar Realty's Wholly Owned Property.

(5)	Includes Belmar Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax- Managed Growth Portfolio.

(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would have been lower or higher.

(7)	Represents expenses incurred by Belmar Realty's Wholly Owned Property.

(8)	Average gross assets means the average daily amount of the value of all assets of Belmar Capital (including Belmar Capital's interest in Belvedere Company and Belmar Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, if any), without reduction by any liabilities.

(9)	Annualized.

(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 5% and 7% for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of September 30, 2007
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2 Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Fund’s financial statements, if any.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective during the first required financial reporting period for fiscal years beginning after December 15, 2006.

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

The Fund’s policy is to recognize interest expense and penalties related to uncertain tax positions as tax expense when incurred, which is included in miscellaneous expenses on the consolidated financial statements, if any.

The Fund is a partnership and does not incur income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The controlled subsidiary of the Fund, Belmar Realty Corporation (Belmar Realty), has qualified and intends to qualify as a real estate investment trust (REIT) and generally intends to distribute at least 100% of its taxable income to the Fund. As a result of its REIT status, Belmar Realty is able to claim a dividends paid deduction on its tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing its annual federal taxable income, which results in Belmar Realty’s taxable income being passed through to the Fund.

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the nine months ended September 30, 2007 and 2006:

Nine Months Ended

Investment Transactions	September 30, 2007	September 30, 2006

Decreases in investment in Belvedere Capital Fund Company LLC	$ 289,470,999	$ 152,562,105
Increases in Partnership Preference Units(1)	$ 97,622,616	$ 510
Decreases in Partnership Preference Units(2)	$ 505,374	$ 20,961,023
Increases in investment in real property(3)(4)	$ 112,959,383	$ -
Decreases in investment in real property(3)(4)	$ 47,240,821	$ -

(1)	Increases in Partnership Preference Units for the nine months ended September 30, 2007 include Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management).

(2)	Decreases in Partnership Preference Units for the nine months ended September 30, 2006 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which a net realized gain of $145,864 was recognized.

(3)	On May 31, 2007, the Fund purchased a direct investment in real property for $30,058,790. Subsequently, on June 21, 2007 the Fund sold its investment in real property to real estate investment affiliates of other investment funds advised by Boston Management for $17,745,462, and to Bel SML I, retaining a 40% tenancy-in-common interest in the property (Co-owned Property). No gain or loss was recognized on the transactions.

On July 12, 2007, the Fund purchased a 40% interest in an additional Co-owned Property for $13,756,538.

(4)	On July 2, 2007, the Fund purchased a 70% interest in a Co-owned Property for $69,144,055. Subsequently, on August 21, 2007 the Fund sold an interest in the property to a real estate investment affiliate of another investment fund advised by Boston Management for $29,495,359, and retained a 40% tenancy-in-common interest in the Co-owned Property. No gain or loss was recognized on the transaction.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended

September 30, 2007 and 2006, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

Nine Months Ended

	September 30, 2007	September 30, 2006

Belvedere Company’s interest in the Portfolio(1)	$ 15,642,617,856	$ 14,103,865,951
The Fund’s investment in Belvedere Company(2)	$ 1,888,863,148	$ 1,971,801,537
Income allocated to Belvedere Company from the Portfolio	$ 227,701,307	$ 189,867,769
Income allocated to the Fund from Belvedere Company	$ 29,523,200	$ 26,970,439
Expenses allocated to Belvedere Company from the Portfolio	$ 50,587,426	$ 45,886,397
Expenses allocated to the Fund from Belvedere Company(3)	$ 8,830,901	$ 8,756,654
Net realized gain from investment transactions and foreign
currency transactions allocated to Belvedere Company from
the Portfolio	$ 500,687,896	$ 360,778,257
Net realized gain from investment transactions and foreign
currency transactions allocated to the Fund from Belvedere
Company	$ 64,711,430	$ 50,863,622
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$ 500,718,044	$ 505,841,186
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund from
Belvedere Company	$ 64,093,788	$ 72,909,090

(1)	As of September 30, 2007 and 2006, the value of Belvedere Company’s interest in the Portfolio represents 74.3% and 72.6% of the Portfolio’s net assets, respectively.

(2)	As of September 30, 2007 and 2006, the Fund’s investment in Belvedere Company represents 12.1% and 14.0% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company represent:

Nine Months Ended

	September 30, 2007	September 30, 2006

Expenses allocated from the Portfolio	$ 6,560,311	$ 6,524,721
Servicing fees	$ 2,215,303	$ 2,184,283
Operating expenses	$ 55,287	$ 47,650

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2007, December 31, 2006 and September 30, 2006 and its operations for the nine months ended September 30, 2007, for the year ended December 31, 2006 and for the nine months ended September 30, 2006 follows:

	September 30, 2007	December 31, 2006	September 30, 2006

Investments, at value	$ 21,089,856,678	$ 20,355,992,040	$ 19,439,239,888
Other assets	64,757,475	39,293,430	78,906,482

Total assets	$ 21,154,614,153	$ 20,395,285,470	$ 19,518,146,370

Collateral for securities loaned	$ 105,441,176	$ -	$ 73,528,000
Management fee payable	7,336,097	7,278,009	6,899,225
Other liabilities	1,274,011	715,214	766,434

Total liabilities	$ 114,051,284	$ 7,993,223	$ 81,193,659

Net assets	$ 21,040,562,869	$ 20,387,292,247	$ 19,436,952,711

	September 30, 2007	December 31, 2006	September 30, 2006

Dividends and interest	$ 308,715,231	$ 355,816,931	$ 265,160,702

Investment adviser fee	$ 65,949,169	$ 83,323,602	$ 61,773,044
Other expenses	2,258,631	2,966,211	2,291,366
Total expense reductions	(90)	(99)	(99)

Net expenses	$ 68,207,710	$ 86,289,714	$ 64,064,311

Net investment income	$ 240,507,521	$ 269,527,217	$ 201,096,391
Net realized gain from
investment transactions and
foreign currency transactions	757,855,638	644,738,498	511,100,262
Net change in unrealized
appreciation (depreciation)
of investments and foreign
currency	594,377,082	1,577,971,043	697,368,140

Net increase in net assets from
operations	$ 1,592,740,241	$ 2,492,236,758	$ 1,409,564,793

5 Investment in Real Estate Joint Venture

At September 30, 2007 and December 31, 2006, Belmar Realty held an investment in one real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos). Belmar Realty held a majority economic interest of 81.7% and 80.7% in Brazos as of September 30, 2007 and December 31, 2006, respectively. Brazos owns industrial distribution properties. Condensed summary financial data of the Real Estate Joint Venture is presented below.

	September 30, 2007	December 31, 2006

Assets:
Investment in real estate	$ 338,442,774	$ 330,375,453
Other assets	7,724,464	5,715,014

Total assets	$ 346,167,238	$ 336,090,467
Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$ 228,801,894	$ 228,964,534
Other liabilities	5,581,530	6,124,993

Total liabilities	$ 234,383,424	$ 235,089,527

Shareholders’ equity	$ 111,783,814	$ 101,000,940

Total liabilities and shareholders’ equity	$ 346,167,238	$ 336,090,467

(1)	The estimated fair value of the mortgage notes payable is approximately $226,700,000 and $227,400,000 as of September 30, 2007 and December 31, 2006, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and current prevailing interest rates.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Revenues	$ 7,486,842	$ 6,203,651	$ 21,400,293	$ 19,522,607
Expenses	5,337,656	5,413,743	16,385,311	15,846,370
Net investment income
before unrealized
appreciation (depreciation)	$ 2,149,186	$ 789,908	$ 5,014,982	$ 3,676,237
Change in net unrealized
appreciation (depreciation)	(959,408)	6,843,332	8,141,896	13,439,330
Net increase in net assets
from operations	$ 1,189,778	$ 7,633,240	$ 13,156,878	$ 17,115,567

6 Interest Rate Swap Agreements

Belmar Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belmar Capital’s net asset value. Under such agreements, Belmar Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at September 30, 2007 and December 31, 2006 are listed below.

	Notional			Initial
	Amount			Optional	Final	Unrealized Appreciation at
Effective	(000’s	Fixed	Floating	Termination Termination		September 30,	December 31,
Date	omitted)	Rate	Rate	Date	Date	2007	2006

10/03	$ 55,831	4.875%	LIBOR +	4/04	6/10	$ 496,552	$ 977,478
			0.20%
10/03	43,010	4.755%	LIBOR +	7/04	6/10	459,443	874,977
			0.20%
10/03	56,978	4.695%	LIBOR +	9/04	6/10	663,719	1,245,647
			0.20%
10/03	64,418	4.565%	LIBOR +	3/05	6/10	878,022	1,608,054
			0.20%
10/03	110,068	3.973%	LIBOR +	-	6/10	2,251,783	4,251,661
			0.20%
02/04	58,363	4.90%	LIBOR +	8/04	6/10	496,531	984,752
			0.20%

						$ 5,246,050	$ 9,942,569

7 Debt

Credit Facility – On May 9, 2007, Belmar Capital amended its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) to increase the amount of the revolving loan facility by $60,000,000 to an aggregate amount available for borrowing of $118,500,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. On June 18, 2007, Belmar Capital amended its credit arrangement with Merrill Lynch to increase the amount of the revolving loan facility by $125,000,000 to an aggregate amount available for borrowing of $243,500,000 through a temporary agreement (the Temporary Arrangement). Belmar Capital used the proceeds from these borrowings to finance the Fund’s investments in Co-owned Properties. The borrowings under the Temporary Arrangement accrued interest at a rate of one-month LIBOR plus 1.0% per annum. Pursuant to its terms, the Temporary Arrangement expired on September 14, 2007 and all amounts outstanding were repaid. A commitment fee of 0.10% per annum is paid on the unused commitment amount (excluding the unused commitment amount under the Temporary Arrangement). As of September 30, 2007, outstanding borrowings under the credit arrangement with Merrill Lynch totaled $106,400,000.

In August 2007, Belmar Capital amended its credit arrangement with Dresdner Kleinwort Holdings I, Inc. to increase the amount of the term loan by $111,000,000 to an aggregate amount of $401,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.20% per annum. As of September 30, 2007, outstanding borrowings under this credit arrangement totaled $401,000,000.

8 Segment Information

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belmar Capital invests in real estate assets primarily through its subsidiary, Belmar Realty. Belmar Realty invests directly and indirectly in Partnership Preference Units, a Real Estate Joint Venture (Note 5), interests in leasehold improvements (Wholly Owned Property) through its subsidiary, Bel Stamford Investors LLC, and interests in Co-owned Properties through its subsidiaries, Bel SML I and Bel Marquette I. The Fund’s investment income from real estate assets primarily consists of rental income from Wholly Owned Property, net investment income from Real Estate Joint Ventures, distribution income from Partnership Preference Units and net investment income from Co-owned Properties.

Belmar Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation).

The Fund’s Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense have been approximated and allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily represent estimated net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are presented as part of the real estate segment for presentation purposes herein. The accounting policies of the reportable segments are the same as those for Belmar Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Investment income
The Portfolio*	$ 6,363,495	$ 6,183,143	$ 20,692,299	$ 18,213,785
Real Estate	9,251,585	5,589,731	22,105,109	17,843,538
Unallocated	90,876	59,729	207,999	217,058
Total investment income	$ 15,705,956	$ 11,832,603	$ 43,005,407	$ 36,274,381

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net increase (decrease) in
net assets from operations
The Portfolio*	$ 30,265,086	$ 83,757,602	$ 145,402,268	$ 137,483,987
Real Estate	(9,298,409)	(91,712)	(35,690,357)	11,528,896
Unallocated(1)	(2,410,596)	(2,005,255)	(8,226,802)	(5,743,103)
Net increase (decrease) in
net assets from
operations	$ 18,556,081	$ 81,660,635	$ 101,485,109	$ 143,269,780

	September 30, 2007	December 31, 2006
Net assets
The Portfolio*	$ 1,789,460,946	$ 1,940,681,178
Real Estate	59,084,516	95,939,222
Unallocated(2)	(112,173,184)	(80,599,807)
Net Assets	$ 1,736,372,278	$ 1,956,020,593

*   Belmar Capital invests indirectly in the Portfolio through Belvedere Company.

(1)  Unallocated amounts pertain to the overall operation of Belmar Capital and do not pertain to either segment. Included in this amount are servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Distribution and servicing fees	$ 826,025	$ 864,867	$ 2,646,573	$ 2,626,441
Credit Facility interest expense	$ 1,566,009	$ 1,122,113	$ 5,518,419	$ 3,081,173

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of September 30, 2007 and December 31, 2006, such borrowings totaled approximately $113,179,000 and $81,905,000, respectively. Unallocated assets represent direct cash and short-term investments held by the Fund including the Fund’s investment in Cash Management Portfolio. As of September 30, 2007 and December 31, 2006, such amounts totaled $1,858,936 and $2,232,815, respectively.

9 Restatement

In prior years’ condensed consolidated financial statements, Belmar Capital had consolidated Real Estate Joint Ventures in which Belmar Realty held a majority economic interest. After the issuance of the September 30, 2006 condensed consolidated financial statements, but prior to the issuance of its December 31, 2006 financial statements, Belmar Capital determined that such investments should not have been consolidated because Belmar Realty did not have voting rights sufficient to control significant decisions relating to the Real Estate Joint Ventures without the consent of the Real Estate Joint Venture partner and therefore the Real Estate Joint Venture investments should have been accounted for using the equity method. Accordingly, the Fund has restated its interim condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and condensed consolidated statement of cash flows for the nine months ended September 30, 2006 to conform to the accounting treatment used at December 31, 2006.

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

Additionally, certain amounts in the September 30, 2006 condensed consolidated financial statements were also restated due to the correction of the allocation of realized gain (loss) from Belvedere Company. This change resulted in a decrease to net realized gain (loss) and an increase in the net change in unrealized appreciation (depreciation) within the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and condensed consolidated statement of cash flows for the nine months ended September 30, 2006.

The restatement of September 30, 2006 balances has had no effect on the Fund’s previously stated net asset value per share, net assets, net investment income, net increase in net assets from operations or total return. Amounts restated in the Fund’s previously reported condensed consolidated financial statements for the three and nine months ended September 30, 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006

Condensed Consolidated Statements	Previously		Previously
of Operations (Unaudited)	Reported	Restated	Reported	Restated

Rental income	$ 10,685,668	$ 4,540,258	$ 32,909,037	$ 13,606,127
Net investment income from Real
Estate Joint Venture	—	625,910	—	2,966,723
Interest	117,969	59,729	436,755	217,058
Total investment income	$ 17,410,343	$ 11,832,603	$ 52,830,265	$ 36,274,381
Property management and
administrative fees	$ 391,445	$ —	$ 1,058,441	$ —
Interest expense on mortgage notes	6,498,707	3,344,585	19,447,355	9,979,194
Property and maintenance expenses	449,784	—	1,850,761	—
Property taxes and insurance	1,391,654	—	3,299,701	—
Miscellaneous	155,657	128,920	621,615	452,309
Total expenses	$ 15,782,825	$ 10,369,083	$ 45,942,812	$ 30,096,442
Net expenses	$ 15,331,169	$ 9,917,427	$ 44,565,623	$ 28,719,253
Net investment income before
minority interest in net income of
controlled subsidiary	$ 2,079,174	$ —	$ 8,264,642	$ —
Minority interest in net income of
controlled subsidiary	(163,998)	—	(709,514)	—
Net realized gain (loss)
Investment transactions and foreign
currency transactions allocated
from Belvedere Company
(identified cost basis)	$ 5,135,193	$ 8,556,505	$ 51,595,703	$ 50,863,622
Net realized gain	$ 6,125,970	$ 9,547,282	$ 53,571,593	$ 52,839,512
Change in unrealized appreciation
(depreciation)
Investments and foreign currency
allocated from Belvedere Company
(identified cost basis)	$ 74,033,867	$ 70,612,555	$ 72,177,009	$ 72,909,090
Net change in unrealized
appreciation (depreciation)	$ 73,619,489	$ 70,198,177	$ 82,143,059	$ 82,875,140

	Nine Months Ended
	September 30, 2006

	Previously
Condensed Consolidated Statement of Cash Flows (Unaudited)	Reported	Restated

Net investment income from Real Estate Joint Venture	$ —	$ (2,966,723)
Distributions of earnings from Real Estate Joint Venture	—	3,026,273
Decrease in other assets	3,035,097	15,205
Increase in security deposits, accrued interest and
accrued other expenses and liabilities	206,887	142,287
Increase in accrued property taxes	423,053	—
Improvements to rental property	(4,368,384)	—
Minority interest in net income of controlled subsidiary	709,514	—
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(53,571,593)	(52,839,512)
Net change in unrealized (appreciation) depreciation of
investments, foreign currency and interest rate swap agreements	(82,143,059)	(82,875,140)
Net cash flows provided by operating activities	$ 12,143,511	$ 12,354,386
Repayments of mortgage note	$ (3,745,486)	$ (3,592,736)
Net cash flows used in financing activities	$ (12,704,954)	$ (12,552,204)
Net decrease in cash	$ (561,443)	$ (197,818)
Cash at beginning of period	$ 2,506,864	$ 635,771
Cash at end of period	$ 1,945,421	$ 437,953
Supplemental Disclosure and Non-cash Operating and
Financing Activities
Interest paid on mortgage notes	$ 19,400,823	$ 10,028,037

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

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above. The MD&A gives effect to the restatement for the three and nine months ended September 30, 2006 as discussed in Note 9 to the condensed consolidated financial statements.

MD&A for the Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006.

Performance of the Fund.(1) The Fund’s investment objective is to achieve long-term, after-tax returns for shareholders. Eaton Vance Management (Eaton Vance), as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund’s primary performance benchmark. The S&P 500 Index is a broad-based, unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in Tax-Managed Growth Portfolio (the Portfolio). The Fund invests in the Portfolio through its interest in Belvedere Capital Fund Company LLC (Belvedere Company). The Fund’s performance will differ from that of the Portfolio primarily due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility (described under “Liquidity and Capital Resources” below) and to mitigate in part the impact of interest rate changes on the Fund’s net asset value.

The Fund’s total return was 1.05% for the quarter ended September 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $114.66 to $115.86 during the period. The total return of the S&P 500 Index was 2.03% over the same period. Last year, the Fund had a total return of 4.59% for the quarter ended September 30, 2006. This return reflected an increase in the Fund’s net asset value per share from $98.07 to $102.57 during the period. The S&P 500 Index had a total return of 5.66% over the same period.

Performance of the Portfolio. For the quarter ended September 30, 2007, the Portfolio had a total return of 1.72%, lagging the S&P 500 Index total return of 2.03% over the same period. Equity market volatility increased to its highest level in nearly four years as a sub-prime mortgage contraction led to a freezing of the credit markets. The domestic housing crisis coupled with rising food and commodity inflation caused additional uneasiness as investors feared both a slowing economy and rising inflation. The Federal Reserve lowered the discount rate in mid-August then lowered the federal funds rate 50 basis points in September. These actions provided a boost to the equity markets, and the broad market, represented by the S&P 500 Index, rebounded to finish the quarter with a modest gain. On average during the course of the quarter ended September 30, 2007, large capitalization stocks generally outperformed small- and mid-capitalization stocks and growth style investments remained ahead of their value counterparts.

During the third quarter of 2007, energy, information technology and industrial were the best performing sectors of the S&P 500 Index, while financial and consumer discretionary stocks underperformed the S&P 500 Index. The market leading industries of the third quarter included energy equipment and services, construction and engineering, communications

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

equipment and household products. In contrast, the construction materials, building products, thrift and mortgage finance, real estate management and development, automobiles and household durables industries realized weaker returns.

The Portfolio remained overweight in the industrials and consumer staples sectors while continuing to underweight the technology, materials, utilities and telecommunications sectors during the period. The Portfolio’s relatively weaker performance versus the S&P 500 Index during the quarter was primarily the result of sub-par investment selections within the materials and information technology sectors. Coupled with underweight allocations, weaker stock picks within chemicals as well as the computers and peripherals industries detracted from results. Furthermore, the Portfolio’s underweight of the market-leading energy sector and slight overweight allocation to commercial banks also hindered performance. In contrast, the Portfolio gained from strong selections within the consumer staples and industrials sectors. The Portfolio’s emphasis of better performing machinery, household products and beverage stocks contributed to performance during the period.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belmar Realty Corporation (Belmar Realty). As of September 30, 2007, real estate investments included: a real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos), that is majority owned by Belmar Realty; a wholly owned real property (Wholly Owned Property), Bel Stamford Investors LLC (Bel Stamford); two tenancy-in-common interests in real properties (Co-owned Properties), Bel SML I LLC (Bel SML I) and Bel Marquette I LLC (Bel Marquette I); and a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Brazos owns industrial distribution properties. Bel Stamford, Bel Marquette I and Bel SML I own interests in office buildings leased to single tenants.

On May 31, 2007, Belmar Investment Corporation (Belmar Investment), a wholly owned subsidiary of the Fund, purchased a direct investment in real property for approximately $30.1 million. Subsequently, on June 21, 2007, Belmar Investment sold its investment in the property to Bel SML I, a wholly owned subsidiary of Belmar Realty, and to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management). No gain or loss was recognized on the transactions. On July 12, 2007, Bel SML I acquired an additional Co-owned Property for a purchase price of approximately $13.8 million. In the fourth quarter of 2007, Bel SML I obtained mortgage financing secured by its interest in Co-owned Properties, the proceeds from which were used to pay down the Fund’s Credit Facility.

On July 2, 2007, Bel Marquette I, a wholly owned subsidiary of Belmar Realty, and Bel Marquette III LLC (Bel Marquette III), a wholly owned subsidiary of Belmar Investment, each purchased an interest in a Co-owned Property for a total of approximately $69.1 million. Subsequently, on August 21, 2007, Belmar Investment sold its investment in Bel Marquette III for approximately $29.5 million to a real estate investment affiliate of another investment fund advised by Boston Management, no gain or loss was recognized on the transaction. Bel Marquette I is scheduled to obtain mortgage financing secured by its interest in Co-owned Property in the fourth quarter of 2007.

During the quarter ended September 30, 2007, Belmar Realty acquired interests in additional Partnership Preference Units for approximately $84.7 million (including purchases from real estate investment affiliates of other investment funds advised by Boston Management).

During the quarter ended September 30, 2007, the Fund’s net investment income from real estate investments was approximately $5.8 million compared to approximately $2.2 million for the quarter ended September 30, 2006, an increase of $3.6 million or 164%. The increase was principally due to higher distributions from investments in Partnership Preference Units due to higher average holdings of Partnership Preference Units during the quarter, an increase in the net investment income from Brazos and the acquisition of the Co-owned Properties referenced above. During the quarter ended September 30, 2006, the Fund’s net investment income from real estate investments decreased due to a decrease in the net investment income of Brazos and lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference units during the quarter.

During the quarter ended September 30, 2007, the Fund saw net unrealized depreciation of the estimated fair value of its real estate investments of approximately $4.6 million compared to net unrealized appreciation of approximately $6.5 million during the quarter ended September 30, 2006. Net unrealized depreciation of approximately $4.6 million consisted primarily of $4.8 million of net unrealized depreciation in Partnership Preference Units, partially offset by approximately $0.2 million of net unrealized appreciation in Belmar Realty’s investment in Brazos.

The Fund’s investments in real properties achieved modest returns during the quarter, benefiting from earnings in the expected range and capitalization rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units decreased during the quarter due to widening credit spreads partially offset by a decline in interest rates during the quarter ended September 30, 2007.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2007, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $4.7 million, compared to approximately $5.9 million of net realized and unrealized losses for the quarter ended September 30, 2006. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2007 consisted of $5.7 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $1.0 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2006 consisted of $6.9 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $1.0 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance from changes in swap agreement valuations for the quarters ended September 30, 2007 and September 30, 2006 were attributable to decreases in swap rates during the period.

MD&A for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006.

Performance of the Fund. The Fund’s total return was 5.66% for the nine months ended September 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $110.89 to $115.86 and a distribution of $1.25 per share during the period. The S&P 500 Index had a total return of 9.12% over the same period. Last year, the Fund had a total return of 8.06% for the nine months ended September 30, 2006. This return reflected an increase in the Fund’s net asset value per share from $95.66 to $102.57 and a distribution of $0.74 per share during the period. The S&P 500 Index had a total return of 8.52% over the same period.

Performance of the Portfolio. The Portfolio’s total return was 7.96% for the nine months ended September 30, 2007, underperforming the S&P 500 Index return of 9.12% . The U.S. equity markets posted strong returns during the first nine months of 2007, despite an increase in volatility to its highest level in nearly four years. Earnings growth during the period proved better than expected and merger and buyout activity continued at a robust clip, fueling the equity markets. Late in the summer, however, a sub-prime mortgage contraction led to a freezing of the credit markets, weighing on equities. The domestic housing crisis, coupled with rising food and commodity inflation, caused additional concern as investors feared both a slowing economy and rising inflation. The Federal Reserve addressed these issues by lowering the discount rate in mid-August then lowering the federal funds rate by 50 basis points in September. These actions provided a boost to equities, and the broad market, represented by the S&P 500 Index, rebounded to finish the third quarter with a gain. On average during the course of the period, large capitalization stocks generally outperformed small- and mid-capitalization stocks and growth style investments remained ahead of their value counterparts.

Despite increased volatility, eight out of ten economic sectors in the S&P 500 Index posted positive returns. Energy, materials and telecommunications were the top-performing sectors, while the financials and consumer discretionary sectors realized weaker returns. Index-leading industries of the first nine months of 2007 included internet and catalog retailers, construction and engineering, energy equipment and services, auto components, and machinery. Industries making negative contributions to the S&P 500 Index returns included commercial services, household durables, real estate management and development, thrifts and mortgage finance, and specialty retailers.

The Portfolio remained overweight in the industrials, financials, consumer staples and discretionary sectors, while continuing to underweight the technology, materials, telecommunications and utilities sectors. Stock selection and allocation decisions within the energy, information technology, and materials sectors were the primary contributors to the Portfolio's underperformance versus the S&P 500 Index during the period. Relatively weaker investment choices within the computers and peripherals sectors accounted for most of the performance shortfall. Although the Portfolio remained overweight in the market-leading energy sector, its relative underweight allocation in the energy equipment and services industry hurt returns. Within the materials sector, an underweight position in the metals and mining industry and sub-par stock selection in chemicals also detracted from performance. Additionally, selections within the biotechnology industry were disappointing.

In contrast, the Portfolio gained from relatively stronger investment selections within consumer staples and financials sectors. An emphasis in the strong-performing machinery industry within industrials also contributed positively to performance. The Portfolio also benefited from relatively better selections in the pharmaceuticals and communications equipment sectors.

Performance of Real Estate Investments. During the nine months ended September 30, 2007, Belmar Realty acquired interests in additional Partnership Preference Units for approximately $97.6 million (including purchases from real estate investment affiliates of other investment funds advised by Boston Management). During the nine months ended September 30, 2006, Belmar Realty sold certain of its Partnership Preference Units totaling approximately $21.0 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net gain of approximately $0.1 million on the transactions.

During the nine months ended September 30, 2007, the Fund’s net investment income from real estate investments was approximately $12.0 million compared to approximately $7.9 million for the nine months ended September 30, 2006, an increase of $4.1 million or 52%. The increase was principally due to higher distributions from investments in Partnership Preference Units due to higher average holdings of Partnership Preference Units during the period, an increase in the net investment income from Brazos and the acquisition of the Co-owned Properties. During the nine months ended September 30, 2006, the Fund’s net investment income from real estate investments decreased due to lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the period and a decrease in the net investment income of Brazos.

The estimated fair value of the Fund’s real estate investments was approximately $573.8 million at September 30, 2007 compared to approximately $443.8 million at December 31, 2006, a net increase of $130.0 million or 29%. This net increase was due to more Partnership Preference Units held at the end of the period, a net increase in the estimated fair value of Belmar Realty’s investment in Brazos and the acquisition of the Co-owned Properties referenced above, partially offset by a decrease in the estimated fair value of Bel Stamford. The Fund’s investment in real properties achieved modest returns, benefiting from earnings in the expected range and capitalization rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units decreased from December 31, 2006 due to a widening of credit spreads, while interest rates remained flat compared to December 31, 2006.

During the nine months ended September 30, 2007, the Fund saw net unrealized depreciation of the estimated fair value of its real estate investments of approximately $34.5 million compared to net unrealized appreciation of approximately $10.0 million during the nine months ended September 30, 2006. Net unrealized depreciation of approximately $34.5 million consisted primarily of $37.0 million of net unrealized depreciation in Bel Stamford and approximately $5.6 million of net unrealized depreciation in Partnership Preference Units, partially offset by $8.1 million of net unrealized appreciation in Belmar Realty’s investment in Brazos.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2007, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $1.7 million, compared to approximately $1.8 million of net realized and unrealized gains for the nine months ended September 30, 2006. Net realized and unrealized losses on swap agreements for the nine months ended September 30, 2007 consisted of $4.7 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $3.0 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). Net realized and unrealized gains on swap agreements for the nine months ended September 30, 2006 primarily consisted of $1.8 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance from changes in swap agreement valuations for the nine months ended September 30, 2007 was attributable to a decrease in the remaining term of the swap agreements. For the nine months ended September 30, 2006, changes in swap rates were modest, resulting in minimal impact to the Fund’s performance from changes in swap agreement valuations.

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

On August 8, 2007, the Fund amended the DKH credit arrangement to increase the amount of borrowings by $94.0 million to an aggregate amount of outstanding borrowings of $384.0 million. On August 24, 2007, the Fund further amended the

DKH credit arrangement to increase the amount of borrowings by $17.0 million to an aggregate amount of outstanding borrowings of $401.0 million.

On September 14, 2007, a ninety day temporary increase of $125.0 million to the Fund’s MLMC credit arrangement expired. All funds outstanding under the temporary increase were repaid by September 14, 2007.

As of September 30, 2007, the Fund had outstanding borrowings of $507.4 million and unused loan commitments of $12.1 million under the Credit Facility. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $5.2 million. As of December 31, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $9.9 million.

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

								Estimated
								Fair Value
								as of
								September 30,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Rate sensitive
liabilities:

Long-term debt:

Fixed-rate mortgages	$5,345,122	$5,715,655	$ 6,073,217	$6,453,147	$6,824,853	$182,128,516	$212,540,510	$213,900,000

Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

Variable-rate Credit
Facility			$507,400,000				$507,400,000	$507,400,000

Average interest rate			5.36%				5.36%

Rate sensitive
derivative financial
instruments:

Pay fixed / receive
variable interest rate
swap agreements			$388,668,000				$388,668,000	$ 5,246,050

Average pay rate			4.53%				4.53%

Average receive rate			5.32%				5.32%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Colonial Realty
Limited Partnership,
7.25% Series B
Cumulative
Redeemable Perpetual
Preferred Units,
Callable 8/24/09,
Current Yield: 7.97%		$19,657,614					$ 19,657,614	$ 18,659,100

Essex Portfolio, L.P.,
7.875% Series B
Cumulative
Redeemable Preferred
Units,
Callable 12/31/09,
Current Yield: 8.13%			$ 13,756,573				$ 13,756,573	$ 13,321,605

								Estimated
								Fair Value
								as of
								September 30,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Essex Portfolio, L.P.,
7.875% Series D
Cumulative
Redeemable Preferred
Units,
Callable 7/28/10,
Current Yield: 8.07%			$12,873,400				$12,873,400	$12,203,050

Liberty Property
Limited Partnership,
7.40% Series H
Cumulative
Redeemable Preferred
Units,
Callable 8/21/12,
Current Yield: 7.77%					$15,000,000		$15,000,000	$14,286,000

MHC Operating
Limited Partnership,
8.0625% Series D
Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 8.48%			$27,470,980				$27,470,980	$26,136,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 7.46%			$13,387,322				$13,387,322	$11,904,750

Vornado Realty L.P.,
6.75% Series D-14
Cumulative
Redeemable Preferred
Units, Callable 9/9/10,
Current Yield: 7.35%(1)			$27,962,992				$27,962,992	$27,544,154

*   The amounts listed reflect the Fund’s positions as of September 30, 2007. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2006 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ended September 30, 2007, the total number of shares redeemed and the average price paid per share were as follows:

Month Ended	Total No. of Shares Redeemed(1)	Average Price Paid Per Share
July 31, 2007	574,304.851	$116.02
August 31, 2007	105,376.632	$111.48
September 30, 2007	343,286.766	$112.89
Total	1,022,968.249	$113.88

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 30, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	The following is a list of all exhibits filed as part of this Form 10-Q:

4.1(b) Amendment No. 2 dated August 8, 2007 to the Loan and Security Agreement between Belmar Capital Fund LLC and Dresdner Kleinwort Holdings I, Inc.

4.1(c) Amendment No. 3 dated August 24, 2007 to the Loan and Security Agreement between Belmar Capital Fund LLC and Dresdner Kleinwort Holdings I, Inc.

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
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on November 9, 2007.

BELMAR CAPITAL FUND LLC /s/ Andrew C. Frenette Andrew C. Frenette Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

4.1(b)	Amendment No. 2 dated August 8, 2007 to the Loan and Security Agreement between Belmar Capital Fund LLC and Dresdner Kleinwort Holdings I, Inc.

4.1(c)	Amendment No. 3 dated August 24, 2007 to the Loan and Security Agreement between Belmar Capital Fund LLC and Dresdner Kleinwort Holdings I, Inc.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002