Form 10-Q
period 2008-03-31
BELMAR CAPITAL FUND LLC
filed 2008-05-09
CIK 1108991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended March 31, 2008

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Act

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer” “and “smaller reporting company” in Rule 12b-2 of the Act).

Large Accelerated Filer X  Accelerated Filer Non-Accelerated Filer __  Smaller Reporting Company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No X

Belmar Capital Fund LLC Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements (Unaudited).	3
		Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2008 and December 31, 2007
			3
		Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007
			4
		Condensed Consolidated Statements of Changes in Net Assets for the Three Months Ended March 31, 2008 and the Year Ended December 31, 2007

			6
		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007
			7
		Financial Highlights for the Three Months Ended March 31, 2008 and the Year Ended December 31, 2007
			9
		Notes to Condensed Consolidated Financial Statements as of March 31, 2008	10
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
			17
Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item	4.	Controls and Procedures.	21
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings.	23
Item	1A.	Risk Factors.	23
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item	3.	Defaults Upon Senior Securities.	23
Item	4.	Submission of Matters to a Vote of Security Holders.	23
Item	5.	Other Information.	23
Item	6.	Exhibits.	23
SIGNATURES			25
EXHIBIT INDEX			26

PART I. FINANCIAL INFORMATION Item 1. Financial Statements.

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2008	December 31, 2007

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 1,456,136,600	$ 1,697,387,202
Investment in Partnership Preference Units	109,452,578	119,411,262
Investment in Real Estate Joint Venture	89,149,225	93,663,768
Investment in Wholly Owned and Co-owned Properties	320,084,128	322,338,520
Affiliated investment	1,965,404	1,280,926

Total investments	$ 1,976,787,935	$ 2,234,081,678
Cash	1,424,518	1,143,960
Distributions and interest receivable	277,554	371,676
Interest receivable from affiliated investment	6,175	11,842
Swap interest receivable	-	28,765
Open interest rate swap agreements, at value	-	1,006,924
Other assets	1,137,592	1,148,642

Total assets	$ 1,979,633,774	$ 2,237,793,487

Liabilities:
Loan payable – Credit Facility	$ 425,400,000	$ 420,400,000
Mortgage note payable	209,874,043	211,217,114
Payable for Fund Shares redeemed	-	9,563,231
Open interest rate swap agreements, at value	3,411,813	-
Payable to affiliate for investment advisory and administrative fees	476,183	494,963
Payable to affiliate for distribution and servicing fees	313,744	512,735
Other accrued expenses:
Swap interest expense	130,998	-
Interest expense	1,011,697	1,056,048
Other expenses and liabilities	488,797	536,232

Total liabilities	$ 641,107,275	$ 643,780,323

Net assets	$ 1,338,526,499	$ 1,594,013,164

Shareholders’ capital	$ 1,338,526,499	$ 1,594,013,164

Shares outstanding (unlimited number of shares authorized)	13,495,633	14,204,446

Net asset value and redemption price per share	$ 99.18	$ 112.22

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended

	March 31, 2008	March 31, 2007

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $29,503 and $27,936, respectively)	$ 7,407,144	$ 9,583,549
Interest allocated from Belvedere Company	85,519	50,532
Security lending income allocated
from Belvedere Company, net	28,978	8,764
Expenses allocated from Belvedere Company	(2,291,794)	(3,010,832)

Net investment income allocated from
Belvedere Company	$ 5,229,847	$ 6,632,013
Rental income from Wholly Owned Property	4,540,258	4,540,258
Distributions from Partnership Preference Units	1,942,156	669,656
Net investment income from Real Estate Joint Venture	1,375,224	1,066,167
Net investment income from Co-owned Properties	168,977	-
Interest	683	1,103
Interest allocated from affiliated investment	36,004	48,890
Expenses allocated from affiliated investment	(4,300)	(4,685)

Total investment income	$ 13,288,849	$ 12,953,402

Expenses:
Investment advisory and administrative fees	$ 1,793,337	$ 1,838,593
Distribution and servicing fees	665,697	929,813
Interest expense on Credit Facility	4,137,173	4,573,627
Interest expense on mortgage note	3,192,487	3,235,084
Custodian and transfer agent fee	25,322	25,915
Miscellaneous	135,767	100,535

Total expenses	$ 9,949,783	$ 10,703,567
Deduct –
Reduction of investment advisory
and administrative fees	353,599	484,776

Net expenses	$ 9,596,184	$ 10,218,791

Net investment income	$ 3,692,665	$ 2,734,611

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Continued) (Unaudited)

	Three Months Ended

	March 31, 2008	March 31, 2007

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions in Belvedere Company
(investments and foreign currency)
(identified cost basis)(1)	$ 1,475,185	$ 16,654,048
Investment transactions in Partnership
Preference Units (identified cost basis)	(37,143)	8,679
Interest rate swap agreements(2)	(687,655)	967,662

Net realized gain	$ 750,387	$ 17,630,389

Change in unrealized appreciation (depreciation) –
Investments in Belvedere Company
(investments and foreign currency) (identified cost basis)	$ (148,007,755)	$ (20,721,484)
Investments in Partnership Preference Units
(identified cost basis)	(9,418,738)	56,344
Investment in Real Estate Joint Venture	(4,998,915)	1,238,312
Investment in Wholly Owned Property	-	(37,000,000)
Investment in Co-owned Properties	(2,027,529)	-
Interest rate swap agreements	(4,418,737)	(2,077,139)

Net change in unrealized appreciation (depreciation)	$ (168,871,674)	$ (58,503,967)

Net realized and unrealized loss	$ (168,121,287)	$ (40,873,578)

Net decrease in net assets from operations	$ (164,428,622)	$ (38,138,967)

(1)	Amounts include net realized gain from redemptions in-kind of $5,638,103 and $15,563,979, respectively.

(2)	Amounts represent net interest earned (incurred) in connection with interest rate swap agreements (Note 7).

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2008	December 31, 2007

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 3,692,665	$ 11,508,884
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	750,387	77,748,932
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	(168,871,674)	(42,108,687)

Net increase (decrease) in net assets from operations	$ (164,428,622)	$ 47,149,129

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$ 6,934,828	$ 8,735,995
Net asset value of Fund Shares redeemed	(79,784,188)	(395,888,501)

Net decrease in net assets from Fund Share transactions	$ (72,849,360)	$ (387,152,506)

Distributions –
Distributions to Shareholders	$ (18,208,683)	$ (22,004,052)

Total distributions	$ (18,208,683)	$ (22,004,052)

Net decrease in net assets	$ (255,486,665)	$ (362,007,429)

Net assets:
At beginning of period	$ 1,594,013,164	$ 1,956,020,593

At end of period	$ 1,338,526,499	$ 1,594,013,164

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended

Increase (Decrease) in Cash:	March 31, 2008	March 31, 2007

Cash Flows From Operating Activities –
Net decrease in net assets from operations	$ (164,428,622)	$ (38,138,967)
Adjustments to reconcile net decrease in net assets from
operations to net cash flows provided by (used in) operating activities –
Net investment income allocated from Belvedere Company	(5,229,847)	(6,632,013)
Net investment income from Real Estate Joint Venture	(1,375,224)	(1,066,167)
Distributions of earnings from Real Estate Joint Venture	890,852	303,937
Net investment income from Co-owned Properties	(168,977)	-
Distributions of earnings from Co-owned Properties	395,840	-
Increase in affliliated investment	(684,478)	(609,312)
Decrease in distributions and interest receivable	94,122	31
(Increase) decrease in interest receivable from affiliated investment	5,667	(2,756)
(Increase) decrease in interest receivable for open swap agreements	28,765	(9,046)
Decrease in other assets	11,050	-
Increase (decrease) in payable to affiliate for investment advisory and
administrative fees	(18,780)	15,026
Increase (decrease) in payable to affiliate for distribution and servicing fees	(198,991)	6,630
Increase in interest payable for open swap agreements	130,998	-
Decrease in accrued interest and other accrued expenses and liabilities	(91,786)	(64,295)
Purchases of Partnership Preference Units	-	(12,877,981)
Decreases in Partnership Preference Units	502,803	168,750
Decrease in investment in Belvedere Company	11,000,000	-
Net interest earned (incurred) on interest rate swap agreements	(687,655)	967,662
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(750,387)	(17,630,389)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	168,871,674	58,503,967

Net cash flows provided by (used in) operating activities	$ 8,297,024	$ (17,064,923)

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 5,000,000	$ 32,000,000
Repayments of mortgage note	(1,343,071)	(1,300,622)
Payments for Fund Shares redeemed	(399,540)	(351,361)
Distributions paid to Shareholders	(11,273,855)	(13,268,056)

Net cash flows provided by (used in) financing activities	$ (8,016,466)	$ 17,079,961

Net increase in cash	$ 280,558	$ 15,038

Cash at beginning of period	$ 1,143,960	$ 417,189

Cash at end of period	$ 1,424,518	$ 432,227

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Continued) (Unaudited)

Three Months Ended

	March 31, 2008	March 31, 2007

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 4,176,824	$ 4,492,251
Interest paid on mortgage note	$ 3,197,188	$ 3,239,637
Interest paid (received) on swap agreements, net	$ 527,892	$ (958,616)
Reinvestment of distributions paid to Shareholders	$ 6,934,828	$ 8,735,995
Market value of securities distributed in payment of redemptions	$ 88,947,879	$ 78,947,939

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Financial Highlights (Unaudited)

	Three Months Ended		Year Ended
	March 31, 2008		December 31, 2007

Net asset value – Beginning of period	$ 112.220		$ 110.890

Income (loss) from operations

Net investment income(1)	$ 0.267		$ 0.718
Net realized and unrealized gain (loss)	(11.997)		1.862

Total income (loss) from operations	$ (11.730)		$ 2.580

Distributions

Distributions to Shareholders	$ (1.310)		$ (1.250)

Total distributions	$ (1.310)		$ (1.250)

Net asset value – End of period	$ 99.180		$ 112.220

Total Return(2)	(10.49)%	(3)	2.34%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	1.30%	(9)	1.20%
Interest and other borrowing costs(4)(6)	1.18%	(9)	1.25%
Expenses of Wholly Owned Property(7)	0.91%	(9)	0.72%

Total expenses	3.39%	(9)	3.17%
Net investment income(6)	1.05%	(9)	0.64%

Ratios as a percentage of average gross assets (8)

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	0.80%	(9)	0.82%
Interest and other borrowing costs(4)(6)	0.72%	(9)	0.86%
Expenses of Wholly Owned Property(7)	0.56%	(9)	0.49%

Total expenses	2.08%	(9)	2.17%
Net investment income(6)	0.65%	(9)	0.44%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 1,338,526		$ 1,594,013
Portfolio turnover of Tax-Managed Growth Portfolio(10)	0%	(11)	2%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Not annualized.

(4)	Includes the expenses of Belmar Capital Fund LLC (Belmar Capital) and Belmar Realty Corporation (Belmar Realty). Does not include expenses of Belmar Realty's Wholly Owned Property.

(5)	Includes Belmar Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio.

(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would have been lower or higher.

(7)	Represents expenses incurred by Belmar Realty's Wholly Owned Property.

(8)	Average gross assets means the average daily amount of the value of all assets of Belmar Capital (including Belmar Capital's interest in Belvedere Company and Belmar Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments), without reduction by any liabilities.

(9)	Annualized.

(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax- Managed Growth Portfolio including in-kind contributions and distributions was 1% and 6% for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

(11)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of March 31, 2008 Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The condensed consolidated statement of assets and liabilities at December 31, 2007 and the condensed consolidated statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2007 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

2 Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities including qualitative disclosures about the objectives and strategies for using derivative instruments, and quantitative disclosures about fair value amounts as well as gains and losses on derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact the adoption of SFAS No. 161 will have on the Fund’s financial statement disclosures.

3 Fair Value Hierarchy

The Fund adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008 as required. SFAS No. 157 establishes a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below.

Basis of Fair Value Measurement

  Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
  Level 2 – Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;
  Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. In accordance with SFAS No. 157, the Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Accordingly, when available, the Fund measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions. As required by SFAS No. 157, investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified in Level 3 even though there may be significant inputs that are readily observable.

The Fund’s investment in Belvedere Capital Fund Company LLC (Belvedere Company) and Cash Management Portfolio (Cash Management) are classified within Level 1 of the fair value hierarchy. Interest rate swap agreements are classified within Level 2 of the fair value hierarchy while the Fund’s real estate investments are classified within Level 3 of the fair value hierarchy. The Fund’s assets classified as Level 3 as of March 31, 2008 represent approximately 26.2% of the Fund’s total assets.

The following table presents for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of March 31, 2008.

		Fair Value Measurements at March 31, 2008

Description	March 31, 2008	Level 1	Level 2	Level 3

Assets
Investment in Belvedere
Company	$ 1,456,136,600	$ 1,456,136,600	$ -	$ -
Partnership Preference Units	109,452,578	-	-	109,452,578
Real Estate Joint Venture	89,149,225	-	-	89,149,225
Wholly Owned and Co-owned
Properties	320,084,128	-	-	320,084,128
Short-Term Investment	1,965,404	1,965,404	-	-

Total	$ 1,976,787,935	$ 1,458,102,004	$ -	$ 518,685,931

Liabilities
Interest Rate Swap Agreements	$ 3,411,813	$ -	$ 3,411,813	$ -

Total	$ 3,411,813	$ -	$ 3,411,813	$ -

The following table presents the changes in the Level 3 fair value category for the three months ended March 31, 2008. The Fund classifies investments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the fair value measurement. In accordance with SFAS No. 157, the Fund’s real estate investments are considered Level 3 investments.

	Level 3 Fair Value Measurements

	Partnership		Wholly Owned
	Preference	Real Estate	and Co-owned
	Units	Joint Venture	Properties	Total

Beginning Balance as of January 1, 2008	$ 119,411,262	$ 93,663,768	$ 322,338,520	$ 535,413,550
Net realized loss	(37,143)	-	-	(37,143)
Net change in unrealized appreciation
(depreciation)	(9,418,738)	(4,998,915)	(2,027,529)	(16,445,182)
Net sales	(502,803)	-	-	(502,803)
Net investment income(1)	-	1,375,224	168,977	1,544,201
Other(2)	-	(890,852)	(395,840)	(1,286,692)
Net transfers in and/or out of Level 3	-	-	-	-

Ending Balance as of March 31, 2008	$ 109,452,578	$ 89,149,225	$ 320,084,128	$ 518,685,931

Net change in unrealized appreciation
(depreciation) from investments still
held at March 31, 2008	$ (9,456,200)	$ (4,998,915)	$ (2,027,529)	$ (16,482,644)

(1)	Represents net investment income recorded in accordance with the equity method.

(2)	Represents distributions of earnings recorded in accordance with the equity method.

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the three months ended March 31, 2008 and 2007:

Three Months Ended

Investment Transactions	March 31, 2008	March 31, 2007

Decreases in investment in Belvedere Company	$ 99,947,879	$ 78,947,939
Increases in Partnership Preference Units(1)	$ -	$ 12,877,981
Decreases in Partnership Preference Units	$ 502,803	$ 168,750
Decreases in investment in Real Estate Joint Venture	$ 890,852	$ 303,937
Decreases in investment in Co-owned Property	$ 395,840	$ -

(1)	Increases in Partnership Preference Units for the three months ended March 31, 2007 represent Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management).

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the three months ended March 31, 2008 and 2007, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

Three Months Ended

	March 31, 2008	March 31, 2007

Belvedere Company’s interest in the Portfolio(1)	$ 13,119,762,086	$ 14,582,219,042
The Fund’s investment in Belvedere Company(2)	$ 1,456,136,600	$ 1,952,453,268
Income allocated to Belvedere Company from the Portfolio	$ 66,760,998	$ 70,744,130
Income allocated to the Fund from Belvedere Company	$ 7,521,641	$ 9,642,845
Expenses allocated to Belvedere Company from the Portfolio	$ 15,190,813	$ 16,470,855
Expenses allocated to the Fund from Belvedere Company(3)	$ 2,291,794	$ 3,010,832

Three Months Ended

	March 31, 2008	March 31, 2007

Net realized gain from investment transactions and foreign
currency transactions allocated to Belvedere Company from
the Portfolio	$ 13,284,076	$ 122,914,854
Net realized gain from investment transactions and foreign
currency transactions allocated to the Fund from Belvedere
Company	$ 1,475,185	$ 16,654,048
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$ (1,300,661,962)	$ (150,839,988)
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund
from Belvedere Company	$ (148,007,775)	$ (20,721,484)

(1)	As of March 31, 2008 and 2007, the value of Belvedere Company’s interest in the Portfolio represents 74.5% and 73.3% of the Portfolio’s net assets, respectively.

(2)	As of March 31, 2008 and 2007, the Fund’s investment in Belvedere Company represents 11.1% and 13.4% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company represent:

Three Months Ended

	March 31, 2008	March 31, 2007

Expenses allocated from the Portfolio	$ 1,711,412	$ 2,245,187
Servicing fee	$ 567,012	$ 749,421
Operating expenses	$ 13,370	$ 16,224

A summary of the Portfolio’s Statement of Assets and Liabilities at March 31, 2008, December 31, 2007 and March 31, 2007 and its operations for the three months ended March 31, 2008, for the year ended December 31, 2007 and for the three months ended March 31, 2007 follows:

	March 31, 2008	December 31, 2007	March 31, 2007

Investments, at value	$ 17,650,169,693	$ 19,936,263,306	$ 19,937,460,086
Other assets	56,841,937	43,955,996	37,893,469

Total assets	$ 17,707,011,630	$ 19,980,219,302	$ 19,975,353,555

Collateral for securities loaned	$ 94,532,436	$ 107,661,941	$ 73,078,289
Management fee payable	6,296,266	7,154,208	7,081,409
Other liabilities	1,254,240	1,241,923	702,785

Total liabilities	$ 102,082,942	$ 116,058,072	$ 80,862,483

Net assets	$ 17,604,928,688	$ 19,864,161,230	$ 19,894,491,072

Total investment income	$ 89,568,864	$ 404,322,644	$ 96,544,634

Investment adviser fee	$ 19,484,900	$ 87,681,000	$ 21,767,375
Other expenses	800,316	3,023,904	714,355
Total expense reductions	(12)	(124)	(89)

Net expenses	$ 20,285,204	$ 90,704,780	$ 22,481,641

Net investment income	$ 69,283,660	$ 313,617,864	$ 74,062,993
Net realized gain from investment
transactions and foreign currency
transactions(1)	44,806,471	891,474,938	189,585,596
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	(1,777,809,047)	(239,534,188)	(228,797,508)

Net increase (decrease) in net assets
from operations	$ (1,663,718,916)	$ 965,558,614	$ 34,851,081

(1)	Amounts include net realized gain from redemptions in-kind of $90,653,270, $624,934,809 and $177,053,814, respectively.

6 Investment in Real Estate Joint Venture

At March 31, 2008 and December 31, 2007, Belmar Realty Corporation (Belmar Realty) held an investment in one real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos). Belmar Realty held a majority economic interest of 80.6% and 82.1% in Brazos as of March 31, 2008 and December 31, 2007, respectively. Brazos owns industrial distribution properties. Condensed financial data of the Real Estate Joint Venture is presented below.

	March 31, 2008	December 31, 2007

Assets:
Investment in real estate	$ 339,102,475	$ 341,911,481
Other assets	5,395,793	5,762,549

Total assets	$ 344,498,268	$ 347,674,030

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$ 228,689,137	$ 228,745,957
Other liabilities	4,962,152	4,603,094

Total liabilities	$ 233,651,289	$ 233,349,051

Shareholders’ equity	$ 110,846,979	$ 114,324,979

Total liabilities and shareholders’ equity	$ 344,498,268	$ 347,674,030

(1)	The fair value of the mortgage notes payable is approximately $232,100,000 and $229,200,000 as of March 31, 2008 and December 31, 2007, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and current prevailing interest rates.

	Three Months Ended

	March 31, 2008	March 31, 2007

Revenues	$ 7,495,688	$ 6,741,133
Expenses	5,789,455	5,431,346

Net investment income before unrealized
appreciation (depreciation)	$ 1,706,233	$ 1,309,787
Change in net unrealized appreciation
(depreciation)	(4,293,381)	585,323

Net investment income (loss)	$ (2,587,148)	$ 1,895,110

7 Interest Rate Swap Agreements

Belmar Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belmar Capital’s net asset value. Under such agreements, Belmar Capital has agreed to make periodic payments at fixed rates in exchange for floating-rate payments from the counterparty at a predetermined spread to one-month London Interbank Offered Rate (LIBOR). The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at March 31, 2008 and December 31, 2007 are listed below.

	Notional			Initial		Unrealized Appreciation
	Amount			Optional	Final	(Depreciation) at
Effective	(000’s	Fixed	Floating	Termination	Termination	March 31,	December 31,
Date	omitted)	Rate	Rate	Date	Date	2008	2007

10/03	$ 55,831	4.875%	LIBOR + 0.20%	4/04	6/10	$ (67,626)	$ 139,846
10/03	43,010	4.755%	LIBOR + 0.20%	7/04	6/10	(47,910)	149,572
10/03	56,978	4.695%	LIBOR + 0.20%	9/04	6/10	(60,743)	230,320
10/03	64,418	4.565%	LIBOR + 0.20%	3/05	6/10	(61,189)	328,017
10/03	110,068	3.973%	LIBOR + 0.20%	-	6/10	(3,102,571)	25,871
2/04	58,363	4.90%	LIBOR + 0.20%	8/04	6/10	(71,774)	133,298

						$ (3,411,813)	$ 1,006,924

8 Segment Information

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belmar Capital invests in real estate investments primarily through its subsidiary, Belmar Realty. Belmar Realty invests directly and indirectly in Partnership Preference Units, a Real Estate Joint Venture (Note 6), interests in leasehold improvements (Wholly Owned Property) through its subsidiary, Bel Stamford Investors LLC and interests in Co-owned Properties through its subsidiaries Bel SML I, LLC (Bel SML I) and Bel Marquette I, LLC (Bel Marquette I). The Fund’s investment income from real estate investments primarily consists of rental income from Wholly Owned Property, distribution income from Partnership Preference Units and net investment income from the Real Estate Joint Venture and Co-owned Properties.

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

	Three Months Ended

	March 31, 2008	March 31, 2007

Investment income
The Portfolio*	$ 5,229,847	$ 6,632,013
Real Estate	8,026,615	6,276,081
Unallocated	32,387	45,308

Total investment income	$ 13,288,849	$ 12,953,402

	Three Months Ended

	March 31, 2008	March 31, 2007

Net increase (decrease) in
net assets from operations
The Portfolio*	$ (142,415,798)	$ 1,022,074
Real Estate	(20,550,241)	(36,825,913)
Unallocated(1)	(1,462,583)	(2,335,128)

Net decrease in net assets
from operations	$ (164,428,622)	$ (38,138,967)

	March 31, 2008	December 31, 2007

Net assets
The Portfolio*	$ 1,369,987,901	$ 1,601,648,138
Real Estate	42,423,456	63,062,397
Unallocated(2)	(73,884,858)	(70,697,371)

Net assets	$ 1,338,526,499	$ 1,594,013,164

*    Belmar Capital invests indirectly in the Portfolio through Belvedere Company.

(1)  Unallocated amounts pertain to the overall operation of Belmar Capital and do not pertain to either segment. Included in this amount are primarily distribution and servicing fees and unallocated Credit Facility interest expense as follows:

Three Months Ended

	March 31, 2008	March 31, 2007

Distribution and servicing fees	$ 665,697	$ 929,813
Credit Facility interest expense	$ 744,691	$ 1,372,088

(2)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of March 31, 2008 and December 31, 2007, such borrowings totaled approximately $76,505,000 and $72,256,000, respectively. Unallocated assets represent direct cash and short-term investments held by the Fund, including the Fund’s investment in Cash Management. As of March 31, 2008 and December 31, 2007, such amounts totaled approximately $3,139,000 and $2,336,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Act). Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of Belmar Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above.

MD&A for the Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007.

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

The Fund’s total return was -10.49% for the quarter ended March 31, 2008. This return reflects a decrease in the Fund’s net asset value per share from $112.22 to $99.18 and a distribution of $1.31 per share during the period. The total return of the S&P 500 Index was -9.44% over the same period. Last year, the Fund had a total return of -1.97% for the quarter ended March 31, 2007. This return reflected a decrease in the Fund’s net asset value per share from $110.89 to $107.49 and a distribution of $1.25 per share during the period. The S&P 500 Index had a total return of 0.64% over the same period.

Performance of the Portfolio. Financial markets endured a difficult first quarter as uncertainty about the credit market and the economy weighed on investors. Consumers battled rising food and energy prices while investors struggled with weak economic data and mounting inflation concerns. To address liquidity pressures, the Federal Reserve lowered the Federal funds and discount rates. Most popular indices failed to recover from mid-March lows and realized losses in the first quarter. The tech-heavy NASDAQ Composite lost 14%, while the blue-chip Dow Jones Industrial Average lost 7.6% and the S&P 500 Index declined 9.44% . It was the worst quarter for major indices since the third quarter of 2002, when the equity markets were approaching the lowest point of a protracted bear market.

Amid increased market volatility, every economic sector of the S&P 500 Index registered declines. The consumer staples, industrials and materials sectors fared relatively better than the market, while the financials, information technology and telecommunication sectors registered double digit declines. Market-leading industries of the first quarter included road and rail, health care equipment and supplies, as well as air freight and logistics. In contrast, the thrifts and mortgage finance, wireless telecommunication services and investment banks industries realized double digit negative returns. On average during the course of the quarter, mid-cap and small-cap stocks continued to lag their larger-cap counterparts and value style gained over growth.

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

The Portfolio invests on a long-term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. The Portfolio slightly outperformed its benchmark, the S&P 500 Index, with a return of -8.45% during the period. The Portfolio’s out-performance was driven by positive sector allocation decisions and relatively stronger stock selection versus the S&P 500 Index. For comparison, total return of the Portfolio in the first quarter of 2007 was 0.14%, slightly lagging the S&P 500 Index return of 0.64% over the same period.

The Portfolio remained overweight in the industrials, consumer staples and discretionary sectors during the period, while continuing to underweight the technology, utilities and materials sectors. A de-emphasis of the lagging information technology and health care sectors benefited the Portfolio’s performance, as did relatively stronger stock selection within the consumer discretionary and utilities sectors. The Portfolio’s relatively lower exposure to credit sensitive financials such as thrifts, mortgage and service stocks was beneficial as was an overweight in the defensive staples industries such as beverages and food products.

In contrast, investment choices within the machinery, and road and rail industries hindered returns. Additionally, the Portfolio’s limited exposure to the stronger performing chemicals, and metals and mining industries coupled with stock selection within the energy equipment and service industry also negatively impacted returns.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belmar Realty Corporation (Belmar Realty). As of March 31, 2008, real estate investments included: a real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos); a wholly owned real property (Wholly Owned Property), Bel Stamford Investors LLC (Bel Stamford); two tenancy-in-common interests in real properties (Co-owned Properties), Bel SML I, LLC (Bel SML I) and Bel Marquette I, LLC (Bel Marquette I); and a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Brazos owns industrial distribution properties. Bel Stamford, Bel SML I and Bel Marquette I own interests in office buildings leased to single tenants.

During the quarter ended March 31, 2008, the Fund’s net investment income from real estate investments was approximately $4.8 million compared to approximately $3.0 million for the quarter ended March 31, 2007, an increase of $1.8 million or 60%. The increase was due to higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the quarter, increases in the net investment income of Brazos and the acquisition of Bel SML I in May 2007 and Bel Marquette I in July 2007.

The fair value of the Fund’s real estate investments was approximately $518.7 million at March 31, 2008 compared to approximately $535.4 million at December 31, 2007, a net decrease of $16.7 million or 3%. This net decrease was due to a net decline in the fair values of Partnership Preference Units held at quarter end, a net decrease in the fair value of Belmar Realty’s investment in Brazos and a decrease in the fair value of Bel SML I. The Fund’s investments in real properties achieved modest returns during the quarter, benefiting from earnings in the expected range offset, however, by capitalization rates and discount rates which widened slightly. These rates reflected the reduced availability of debt financing and uncertainty on the direction of valuations for institutional-grade real estate, thereby causing a decrease in transactional activity. The fair values of Partnership Preference Units decreased during the quarter due to continued widening of credit spreads, partially offset by a decline in interest rates during the quarter ended March 31, 2008.

During the quarter ended March 31, 2008, the Fund saw net unrealized depreciation in the fair value of its real estate investments of approximately $16.4 million compared to net unrealized depreciation of approximately $35.7 million during the quarter ended March 31, 2007. Net unrealized depreciation of approximately $16.4 million consisted primarily of approximately $9.4 million of net unrealized depreciation in the value of the Partnership Preference Units, $5.0 million of net unrealized depreciation in Belmar Realty’s investment in Brazos and $2.0 million of net unrealized depreciation in Bel SML I.

Performance of Interest Rate Swap Agreements. For the quarter ended March 31, 2008, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $5.1 million, compared to approximately $1.1 million of net realized and unrealized losses for the quarter ended March 31, 2007. Net realized and unrealized losses on swap agreements for the quarter ended March 31, 2008 consisted of $4.4 million of net unrealized losses due to changes in swap agreement valuations and $0.7 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements). For the quarter ended March 31, 2007, net realized and unrealized losses on swap agreements consisted of $2.1 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $1.0 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance from changes in swap agreement valuation for the quarter ended March 31, 2008 was attributable to a decrease in swap rates during the quarter. The negative contribution to Fund performance for the quarter ending March 31, 2007 from changes in swap agreement valuation was attributable to a decrease in the remaining term of the agreements and a modest decrease in swap rates during the quarter.

Fair Value Measurements. The Fund adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” on January 1, 2008 as required. SFAS No. 157 establishes a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. For more information see Note 3 to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2008, the Fund had outstanding borrowings of $425.4 million and unused loan commitments of $94.1 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2008, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $3.4 million. As of December 31, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $1.0 million.

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

								Fair Value as of March 31, 2008

	2009	2010	2011	2012	2013	Thereafter	Total

Rate sensitive
liabilities:

Long-term debt:

Fixed-rate mortgages	$5,543,468	$ 5,890,259	$ 6,258,743	$6,619,251	$7,064,369	$178,497,953	$209,874,043	$218,000,000

Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

Variable-rate Credit
Facility			$425,400,000				$425,400,000	$425,400,000

Average interest rate			2.91%				2.91%

Rate sensitive
derivative financial
instruments:

Pay fixed / receive
variable interest rate
swap agreements			$388,668,000				$388,668,000	$ (3,411,813)

Average pay rate			4.53%				4.53%

Average receive rate			2.90%				2.90%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Colonial Realty
Limited Partnership,
7.25% Series B
Cumulative
Redeemable Perpetual
Preferred Units,
Callable 8/24/09,
Current Yield: 9.00%		$19,657,614					$ 19,657,614	$ 16,514,800

Essex Portfolio, L.P.,
7.875% Series B
Cumulative
Redeemable Preferred
Units,
Callable 12/31/09,
Current Yield: 9.14%		$13,756,573					$ 13,756,573	$ 11,842,105

Essex Portfolio, L.P.,
7.875% Series D
Cumulative
Redeemable Preferred
Units,
Callable 7/28/10,
Current Yield: 9.15%			$12,873,400				$12,873,400	$10,763,050

								Fair Value as of March 31, 2008

	2009	2010	2011	2012	2013	Thereafter	Total

Liberty Property
Limited Partnership,
7.40% Series H
Cumulative
Redeemable Preferred
Units,
Callable 8/21/12,
Current Yield: 8.65%					$15,000,000		$15,000,000	$12,834,000

MHC Operating
Limited Partnership,
8.0625% Series D
Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 9.55%		$27,470,980					$27,470,980	$23,221,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 8.45%		$13,387,322					$13,387,322	$10,506,150

Vornado Realty L.P.,
6.75% Series D-14
Cumulative
Redeemable Preferred
Units, Callable 9/9/10,
Current Yield: 8.52%(1)			$26,906,570				$26,906,570	$23,771,473

* The amounts listed reflect the Fund’s positions as of March 31, 2008. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2007 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ended March 31, 2008, the total number of shares redeemed and the average price paid per share were as follows:

Month Ended	Total No. of Shares Redeemed(1)	Average Price Paid Per Share

January 31, 2008	331,859.485	$105.04

February 29, 2008	119,207.283	$101.66

March 31, 2008	325,429.955	$99.33

Total	776,496.723	$101.38

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

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
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on May 9, 2008.

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