Form 10-Q
period 2008-06-30
BELMAR CAPITAL FUND LLC
filed 2008-08-08
CIK 1108991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended June 30, 2008

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Act

For the transition period from __________ to __________
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No X

Belmar Capital Fund LLC Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements (Unaudited).	3
		Condensed Consolidated Statements of Assets and Liabilities as of
		June 30, 2008 and December 31, 2007	3
		Condensed Consolidated Statements of Operations for the Three Months
		Ended June 30, 2008 and 2007 and for the Six Months Ended
		June 30, 2008 and 2007	4
		Condensed Consolidated Statements of Changes in Net Assets for the
		Six Months Ended June 30, 2008 and the Year Ended December 31, 2007	6
		Condensed Consolidated Statements of Cash Flows for the Six Months
		Ended June 30, 2008 and 2007	7
		Financial Highlights for the Six Months Ended June 30, 2008 and the
		Year Ended December 31, 2007	9
		Notes to Condensed Consolidated Financial Statements as of June 30, 2008	10
Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations (MD&A).	19
Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item	4.	Controls and Procedures.	24
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings.	26
Item	1A.	Risk Factors.	26
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item	3.	Defaults Upon Senior Securities.	26
Item	4.	Submission of Matters to a Vote of Security Holders.	26
Item	5.	Other Information.	26
Item	6.	Exhibits.	26
SIGNATURES			28
EXHIBIT INDEX			29

PART I. FINANCIAL INFORMATION Item 1. Financial Statements.

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2008	December 31, 2007

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 1,323,898,369	$ 1,697,387,202
Investment in Partnership Preference Units	103,987,063	119,411,262
Investment in Real Estate Joint Venture	90,588,920	93,663,768
Investment in Wholly Owned and Co-owned Properties	30,673,093	322,338,520
Affiliated investment	4,907,058	1,280,926

Total investments, at value	$ 1,554,054,503	$ 2,234,081,678
Cash	1,607,721	1,143,960
Distributions and interest receivable	56	371,676
Interest receivable from affiliated investment	3,011	11,842
Swap interest receivable	-	28,765
Open interest rate swap agreements, at value	-	1,006,924
Other assets	-	1,148,642

Total assets	$ 1,555,665,291	$ 2,237,793,487

Liabilities:
Loan payable – Credit Facility	$ 375,400,000	$ 420,400,000
Mortgage note payable	-	211,217,114
Payable for Fund shares redeemed	3,989,993	9,563,231
Open interest rate swap agreements, at value	1,491,855	-
Payable to affiliate for investment advisory and administrative fees	447,959	494,963
Payable to affiliate for distribution and servicing fees	388,781	512,735
Other accrued expenses:
Swap interest expense	94,618	-
Interest expense	219,168	1,056,048
Other expenses and liabilities	521,732	536,232

Total liabilities	$ 382,554,106	$ 643,780,323

Net assets	$ 1,173,111,185	$ 1,594,013,164

Shareholders’ capital	$ 1,173,111,185	$ 1,594,013,164

Shares outstanding (unlimited number of shares authorized)	12,648,238	14,204,446

Net asset value and redemption price per share	$ 92.75	$ 112.22

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $262,471, $483,693,
$291,974 and $511,629, respectively)	$ 7,972,450	$ 10,432,556	$ 15,379,594	$ 20,016,105
Interest allocated from Belvedere Company	84,872	176,677	170,391	227,209
Security lending income allocated				-
from Belvedere Company, net	35,577	77,463	64,555	86,227
Expenses allocated from Belvedere Company	(2,192,274)	(2,989,905)	(4,484,068)	(6,000,737)

Net investment income allocated from
Belvedere Company	$ 5,900,625	$ 7,696,791	$ 11,130,472	$ 14,328,804
Rental income from Wholly Owned Property	4,323,822	4,525,611	8,864,080	9,065,869
Distributions from Partnership Preference Units	1,942,157	669,657	3,884,313	1,339,313
Net investment income from Real Estate Joint Venture	1,574,724	1,255,128	2,949,948	2,321,295
Net investment income from Co-owned Properties	150,881	20,354	319,858	20,354
Interest	168	4,379	851	5,482
Interest allocated from affiliated investment	18,089	74,390	54,093	123,280
Expenses allocated from affiliated investment	(3,024)	(6,954)	(7,324)	(11,639)
Other income	-	106,693	-	106,693

Total investment income	$ 13,907,442	$ 14,346,049	$ 27,196,291	$ 27,299,451

Expenses:
Investment advisory and administrative fees	$ 1,721,693	$ 1,821,003	$ 3,515,030	$ 3,659,596
Distribution and servicing fees	616,235	890,735	1,281,932	1,820,548
Interest expense on Credit Facility	3,078,092	5,066,397	7,215,265	9,640,024
Interest expense on mortgage note	3,032,859	3,251,188	6,225,346	6,486,272
Custodian and transfer agent fee	25,325	21,178	50,647	47,093
Miscellaneous	215,908	202,659	351,675	303,194

Total expenses	$ 8,690,112	$ 11,253,160	$ 18,639,895	$ 21,956,727
Deduct –
Reduction of investment advisory
and administrative fees	332,660	469,762	686,259	954,538

Net expenses	$ 8,357,452	$ 10,783,398	$ 17,953,636	$ 21,002,189

Net investment income	$ 5,549,990	$ 3,562,651	$ 9,242,655	$ 6,297,262

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Continued) (Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions in Belvedere Company
(investments and foreign currency)
(identified cost basis)(1)	$ 11,001,219	$ 29,233,342	$ 12,476,404	$ 45,887,390
Investment transactions in Partnership
Preference Units (identified cost basis)	(79,972)	11,403	(117,115)	20,082
Investment transactions in Wholly Owned Property	26,617,965	-	26,617,965	-
Interest rate swap agreements(2)	(1,647,544)	970,553	(2,335,199)	1,938,215

Net realized gain	$ 35,891,668	$ 30,215,298	$ 36,642,055	$ 47,845,687

Change in unrealized appreciation (depreciation) –
Investment in Belvedere Company
(investments and foreign currency) (identified cost basis)	$ (67,811,179)	$ 78,398,079	$ (215,818,934)	$ 57,676,595
Investment in Partnership Preference Units
(identified cost basis)	(4,901,383)	(835,333)	(14,320,121)	(778,989)
Investment in Real Estate Joint Venture	207,618	6,661,949	(4,791,297)	7,900,261
Investment in Wholly Owned Property	(56,267,026)	-	(56,267,026)	(37,000,000)
Investment in Co-owned Properties	5,644,051	(7,800)	3,616,522	(7,800)
Interest rate swap agreements	1,919,958	3,073,151	(2,498,779)	996,012

Net change in unrealized appreciation (depreciation)	$ (121,207,961)	$ 87,290,046	$ (290,079,635)	$ 28,786,079

Net realized and unrealized gain (loss)	$ (85,316,293)	$ 117,505,344	$ (253,437,580)	$ 76,631,766

Net increase (decrease) in net assets from operations	$ (79,766,303)	$ 121,067,995	$ (244,194,925)	$ 82,929,028

(1)	Amounts include net realized gain from redemptions in-kind of $12,798,280, $15,864,390, $18,436,383 and $31,428,369, respectively.

(2)	Amounts represent net interest earned (incurred) in connection with interest rate swap agreements (Note 8).

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 9,242,655	$ 11,508,884
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	36,642,055	77,748,932
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	(290,079,635)	(42,108,687)

Net increase (decrease) in net assets from operations	$ (244,194,925)	$ 47,149,129

Transactions in Fund shares –
Net asset value of Fund shares issued to Shareholders in
payment of distributions declared	$ 6,934,828	$ 8,735,995
Net asset value of Fund shares redeemed	(165,433,199)	(395,888,501)

Net decrease in net assets from Fund share transactions	$ (158,498,371)	$ (387,152,506)

Distributions –
Distributions to Shareholders	$ (18,208,683)	$ (22,004,052)

Total distributions	$ (18,208,683)	$ (22,004,052)

Net decrease in net assets	$ (420,901,979)	$ (362,007,429)
Net assets:
At beginning of period	$ 1,594,013,164	$ 1,956,020,593

At end of period	$ 1,173,111,185	$ 1,594,013,164

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended

Increase (Decrease) in Cash:	June 30, 2008	June 30, 2007

Cash Flows From Operating Activities –
Net increase (decrease) in net assets from operations	$ (244,194,925)	$ 82,929,028
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by (used in) operating activities –
Net investment income allocated from Belvedere Company	(11,130,472)	(14,328,804)
Net investment income from Real Estate Joint Venture	(2,949,948)	(2,321,295)
Distributions of earnings from Real Estate Joint Venture	1,233,499	1,189,053
Net investment income from Co-owned Properties	(319,858)	(20,354)
Distributions of earnings from Co-owned Properties	612,222	-
Increase in affliliated investment	(3,626,132)	(2,662,880)
Decrease in distributions and interest receivable	371,620	-
(Increase) decrease in interest receivable from affiliated investment	8,831	(39,831)
(Increase) decrease in interest receivable for open interest rate swap agreements	28,765	(9,046)
(Increase) decrease in other assets	246,766	(5,722,531)
Increase (decrease) in payable to affiliate for investment advisory and
administrative fees	(47,004)	30,954
Decrease in payable to affiliate for distribution and servicing fees	(123,954)	(18,747)
Increase in interest payable for open interest rate swap agreements	94,618	-
Increase (decrease) in accrued interest and other accrued
expenses and liabilities	(295,260)	46,657
Purchases of Partnership Preference Units	(6,510)	(12,877,981)
Decreases in Partnership Preference Units	993,473	337,498
Decrease in investment in Belvedere Company	11,000,000	-
Purchases of investments in real properties	-	(30,058,790)
Proceeds from sales of real properties	-	17,745,462
Proceeds from sale of Wholly Owned Property	57,141,196	-
Net interest earned (incurred) on interest rate swap agreements	(2,335,199)	1,938,215
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(36,642,055)	(47,845,687)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	290,079,635	(28,786,079)

Net cash flows provided by (used in) operating activities	$ 60,139,308	$ (40,475,158)

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 9,000,000	$ 190,000,000
Repayments of Credit Facility	(54,000,000)	(60,000,000)
Repayments of mortgage note	(2,672,030)	(2,549,685)
Payments for Fund shares redeemed	(729,662)	(6,652,598)
Distributions paid to Shareholders	(11,273,855)	(13,268,057)

Net cash flows provided by (used in) financing activities	$ (59,675,547)	$ 107,529,660

Net increase in cash	$ 463,761	$ 67,054,502

Cash at beginning of period	$ 1,143,960	$ 417,189

Cash at end of period	$ 1,607,721	$ 67,471,691

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Continued) (Unaudited)

Six Months Ended

	June 30, 2008	June 30, 2007

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 7,312,886	$ 9,492,043
Interest paid on mortgage note	$ 6,408,486	$ 6,530,831
Interest paid (received) on interest rate swap agreements, net	$ 2,211,816	$ (1,929,169)
Reinvestment of distributions paid to Shareholders	$ 6,934,828	$ 8,735,995
Market value of securities distributed in payment of redemptions	$ 170,276,775	$ 185,163,886
Market value of real property and other assets, net of
current liabilities, assumed in conjunction with the
acquisition of real property	$ -	$ 30,058,790
Market value of real property and other assets, net of
current liabilities, disposed of in conjunction with
the sale of real property	$ -	$ 17,745,462
Market value of real property and other assets, net of
current liabilities, disposed of in conjunction with
the sale of Wholly Owned Property	$ 278,345,756	$ -
Mortgage note disposed of in conjunction with sale of Wholly
Owned Property	$ 208,545,084	$ -

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Financial Highlights (Unaudited)

	Six Months Ended		Year Ended
	June 30, 2008		December 31, 2007

Net asset value – Beginning of period	$ 112.220		$ 110.890

Income (loss) from operations

Net investment income(1)	$ 0.687		$ 0.718
Net realized and unrealized gain (loss)	(18.847)		1.862

Total income (loss) from operations	$ (18.160)		$ 2.580

Distributions

Distributions to Shareholders	$ (1.310)		$ (1.250)

Total distributions	$ (1.310)		$ (1.250)

Net asset value – End of period	$ 92.750		$ 112.220

Total Return(2)	(16.29)%	(3)	2.34%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution
and servicing fees and other operating expenses(4)(5)	1.31%	(9)	1.20%
Interest and other borrowing costs(4)(6)	1.06%	(9)	1.25%
Expenses of Wholly Owned Property(7)	0.92%	(9)	0.72%

Total expenses	3.29%	(9)	3.17%

Net investment income(6)	1.36%	(9)	0.64%

Ratios as a percentage of average gross assets(8)

Investment advisory and administrative fees, distribution
and servicing fees and other operating expenses(4)(5)	0.80%	(9)	0.82%
Interest and other borrowing costs(4)(6)	0.65%	(9)	0.86%
Expenses of Wholly Owned Property(7)	0.56%	(9)	0.49%

Total expenses	2.01%	(9)	2.17%

Net investment income(6)	0.83%	(9)	0.44%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 1,173,111		$ 1,594,013
Portfolio turnover of Tax-Managed Growth Portfolio(10)	1%	(3)	2%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Not annualized.

(4)	Includes the expenses of Belmar Capital Fund LLC (Belmar Capital) and Belmar Realty Corporation (Belmar Realty). Does not include expenses of Belmar Realty's Wholly Owned Property.

(5)	Includes Belmar Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio.

(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would have been lower or higher.

(7)	Represents expenses incurred by Belmar Realty's Wholly Owned Property.

(8)	Average gross assets means the average daily amount of the value of all assets of Belmar Capital (including Belmar Capital's interest in Belvedere Company and Belmar Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co- owned real property investments), without reduction by any liabilities.

(9)	Annualized.

(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The portfolio turnover rate of Tax-Managed Growth Portfolio including in-kind contributions and distributions was 2% and 6% for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of June 30, 2008 Notes to Condensed Consolidated Financial Statements (Unaudited)

1 Basis of Presentation

The condensed consolidated interim financial statements of Belmar Capital Fund LLC (Belmar Capital) and its subsidiaries (collectively, the Fund) have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights as of the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K dated February 29, 2008. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

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

2 Recently Issued Accounting Pronouncement

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

3 Fair Value Hierarchy

The Fund adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008, as required. SFAS No. 157 establishes a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below.

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

In accordance with SFAS No. 157, in determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. The Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Accordingly, when available, the Fund measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions. As required by SFAS No. 157, investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified in Level 3 even though there may be significant inputs that are readily observable.

The Fund’s investment in Belvedere Capital Fund Company LLC (Belvedere Company) and Cash Management Portfolio (Cash Management) are classified within Level 1 of the fair value hierarchy. Interest rate swap agreements are classified within Level 2 of the fair value hierarchy while the Fund’s real estate investments are classified within Level 3 of the fair value hierarchy. The Fund’s assets classified as Level 3 as of June 30, 2008 represent approximately 14.5% of the Fund’s total assets.

The following table presents for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of June 30, 2008.

		Fair Value Measurements at June 30, 2008

Description	June 30, 2008	Level 1	Level 2	Level 3

Assets
Investment in Belvedere
Company	$ 1,323,898,369	$ 1,323,898,369	$ -	$ -
Partnership Preference Units	103,987,063	-	-	103,987,063
Real Estate Joint Venture	90,588,920	-	-	90,588,920
Co-owned Properties	30,673,093	-	-	30,673,093
Short-Term Investment	4,907,058	4,907,058	-	-

Total	$ 1,554,054,503	$ 1,328,805,427	$ -	$ 225,249,076

Liabilities
Interest Rate Swap Agreements	$ 1,491,855	$ -	$ 1,491,855	$ -

Total	$ 1,491,855	$ -	$ 1,491,855	$ -

The following tables present the changes in the Level 3 fair value category for the three months and six months ended June 30, 2008. The Fund classifies investments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the fair value measurement. The Fund’s real estate investments are considered Level 3 investments.

	Level 3 Fair Value Measurements for the
	Three Months Ended June 30, 2008

	Partnership		Wholly Owned
	Preference	Real Estate	and Co-owned
	Units	Joint Venture	Properties	Total

Beginning balance as of April 1, 2008	$ 109,452,578	$ 89,149,225	$ 320,084,128	$ 518,685,931
Net realized (gain) loss	(79,972)	-	26,620,791	26,540,819
Net change in unrealized appreciation
(depreciation)	(4,901,383)	207,618	(50,622,975)	(55,316,740)
Net sales	(484,160)	-	(265,343,350)	(265,827,510)
Net investment income(1)	-	1,574,724	150,881	1,725,605
Other(2)	-	(342,647)	(216,382)	(559,029)
Net transfers in and/or out of Level 3	-	-	-	-

Ending balance as of June 30, 2008	$ 103,987,063	$ 90,588,920	$ 30,673,093	$ 225,249,076

Net change in unrealized appreciation
(depreciation) from investments still
held at June 30, 2008	$ (4,940,974)	$ 207,618	$ (2,185)	$ (4,735,541)

	Level 3 Fair Value Measurements for the
	Six Months Ended June 30, 2008

	Partnership		Wholly Owned
	Preference	Real Estate	and Co-owned
	Units	Joint Venture	Properties	Total

Beginning balance as of January 1, 2008	$ 119,411,262	$ 93,663,768	$ 322,338,520	$ 535,413,550
Net realized (gain) loss	(117,115)	-	26,620,791	26,503,676
Net change in unrealized appreciation
(depreciation)	(14,320,121)	(4,791,297)	(52,650,504)	(71,761,922)
Net sales	(986,963)	-	(265,343,350)	(266,330,313)
Net investment income(1)	-	2,949,948	319,858	3,269,806
Other(2)	-	(1,233,499)	(612,222)	(1,845,721)
Net transfers in and/or out of Level 3	-	-	-	-

Ending balance as of June 30, 2008	$ 103,987,063	$ 90,588,920	$ 30,673,093	$ 225,249,076

Net change in unrealized appreciation
(depreciation) from investments still
held at June 30, 2008	$ (14,397,174)	$ (4,791,297)	$ (2,029,714)	$ (21,218,185)

(1)	Represents net investment income recorded under the equity method of accounting.

(2)	Represents distributions of earnings recorded under the equity method of accounting.

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the six months ended June 30, 2008 and 2007.

Six Months Ended

Investment Transactions	June 30, 2008	June 30, 2007

Decreases in investment in Belvedere Company	$ 181,276,775	$ 185,163,886
Increases in Partnership Preference Units(1)	$ 6,510	$ 12,877,981
Decreases in Partnership Preference Units	$ 993,473	$ 337,498
Decreases in investment in Real Estate Joint Venture	$ 1,233,499	$ 1,189,053
Decrease in investment in Wholly Owned Property(2)	$ 69,797,846	$ -
Increase in investment in Co-owned Properties(2)	$ 12,656,650	$ -
Decrease in investment in Co-owned Properties	$ 612,222	$ -
Increase in investment in real property	$ -	$ 30,058,790
Decrease in investment in real property(3)	$ -	$ 17,745,462

(1)	Increases in Partnership Preference Units for the six months ended June 30, 2007 represent Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management), a subsidiary of Eaton Vance Management.

(2)	Decrease in investment in Wholly Owned Property for the six months ended June 30, 2008 represents the sale of Wholly Owned Property, Bel Stamford Investors LLC (Bel Stamford), to the real estate investment affiliates of other investment funds advised by Boston Management for which a gain of $26,617,965 was recognized. As part of the transaction, Belmar Realty retained a tenancy-in-common interest in the property through Bel Stamford II LLC (Bel Stamford II) (Note 7).

(3)	Decrease in investment in real property for the six months ended June 30, 2007 represents the sale of real property to real estate investment affiliates of other investment funds advised by Boston Management. No gain or loss was recognized on the transactions.

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the six months ended June 30, 2008 and 2007, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended.

Six Months Ended

	June 30, 2008	June 30, 2007

Belvedere Company’s interest in the Portfolio(1)	$ 12,268,571,519	$ 15,510,538,738
The Fund’s investment in Belvedere Company(2)	$ 1,323,898,369	$ 1,961,565,533
Income allocated to Belvedere Company from the Portfolio	$ 142,610,284	$ 153,048,883
Income allocated to the Fund from Belvedere Company	$ 15,614,540	$ 20,329,541
Expenses allocated to Belvedere Company from the Portfolio	$ 30,122,584	$ 33,634,723
Expenses allocated to the Fund from Belvedere Company(3)	$ 4,484,068	$ 6,000,737

Six Months Ended

	June 30, 2008	June 30, 2007

Net realized gain from investment transactions and foreign
currency transactions allocated to Belvedere Company from
the Portfolio	$ 111,674,245	$ 349,641,643
Net realized gain from investment transactions and foreign
currency transactions allocated to the Fund from Belvedere
Company	$ 12,476,404	$ 45,887,390
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$ (1,939,010,976)	$ 437,085,808
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund
from Belvedere Company	$ (215,818,934)	$ 57,676,595

(1)	As of June 30, 2008 and 2007, the value of Belvedere Company’s interest in the Portfolio represents 74.7% and 73.9% of the Portfolio’s net assets, respectively.

(2)	As of June 30, 2008 and 2007, the Fund’s investment in Belvedere Company represents 10.8% and 12.7% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company represent:

Six Months Ended

	June 30, 2008	June 30, 2007

Expenses allocated from the Portfolio	$ 3,347,065	$ 4,467,795
Servicing fee	$ 1,110,720	$ 1,499,787
Operating expenses	$ 26,283	$ 33,155

A summary of the Portfolio’s Statement of Assets and Liabilities at June 30, 2008, December 31, 2007 and June 30, 2007 and its operations for the six months ended June 30, 2008, for the year ended December 31, 2007 and for the six months ended June 30, 2007 follows:

	June 30, 2008	December 31, 2007	June 30, 2007

Investments, at value	$ 16,391,787,869	$ 19,936,263,306	$ 21,017,676,485
Other assets	45,837,011	43,955,996	30,373,412

Total assets	$ 16,437,624,880	$ 19,980,219,302	$ 21,048,049,897

Collateral for securities loaned	$ 4,129,505	$ 107,661,941	$ 51,034,581
Management fee payable	6,190,336	7,154,208	7,477,416
Other liabilities	908,763	1,241,923	1,164,789

Total liabilities	$ 11,228,604	$ 116,058,072	$ 59,676,786

Net assets	$ 16,426,396,276	$ 19,864,161,230	$ 20,988,373,111

Total investment income	$ 191,038,971	$ 404,322,644	$ 208,202,519

Investment adviser fee	$ 38,607,464	$ 87,681,000	$ 43,993,696
Other expenses	1,502,820	3,023,904	1,529,784
Total expense reductions	(12)	(124)	(90)

Net expenses	$ 40,110,272	$ 90,704,780	$ 45,523,390

Net investment income	$ 150,928,699	$ 313,617,864	$ 162,679,129
Net realized gain from investment
transactions and foreign currency
transactions(1)	209,786,445	891,474,938	545,049,808
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	(2,664,606,945)	(239,534,188)	523,098,477

Net increase (decrease) in net assets
from operations	$ (2,303,891,801)	$ 965,558,614	$ 1,230,827,414

(1)	Amounts include net realized gain from redemptions in-kind of $263,604,207, $624,934,809 and $377,074,576, respectively.

6 Investment in Real Estate Joint Venture

At June 30, 2008 and December 31, 2007, Belmar Realty Corporation (Belmar Realty), a wholly owned subsidiary of Belmar Capital, held an investment in one real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos). Belmar Realty held a majority economic interest of 83.5% and 82.1% in Brazos as of June 30, 2008 and December 31, 2007, respectively. Brazos owns industrial distribution properties. Condensed financial data of the Real Estate Joint Venture is presented below.

	June 30, 2008	December 31, 2007

Assets
Investment in real estate	$ 336,350,724	$ 341,911,481
Other assets	6,266,944	5,762,549

Total assets	$ 342,617,668	$ 347,674,030

Liabilities and Shareholders’ Equity
Mortgage notes payable(1)	$ 228,631,418	$ 228,745,957
Other liabilities	5,256,526	4,603,094

Total liabilities	$ 233,887,944	$ 233,349,051

Shareholders’ equity	$ 108,729,724	$ 114,324,979

Total liabilities and shareholders’ equity	$ 342,617,668	$ 347,674,030

(1)	The fair value of the mortgage notes payable is approximately $216,900,000 and $229,200,000 as of June 30, 2008 and December 31, 2007, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and current prevailing interest rates.

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues	$ 7,394,432	$ 7,172,318	$ 14,890,120	$ 13,913,451
Expenses	5,567,793	5,616,309	11,357,248	11,047,655

Net investment income before
unrealized appreciation
(depreciation)	$ 1,826,639	$ 1,556,009	$ 3,532,872	$ 2,865,796
Change in net unrealized
appreciation (depreciation)	(3,601,247)	8,515,981	(7,894,628)	9,101,304

Net investment income (loss)	$ (1,774,608)	$ 10,071,990	$ (4,361,756)	$ 11,967,100

7 Investment in Co-owned Property

In June 2008, Belmar Realty sold Bel Stamford to real estate investment affiliates of other investment funds advised by Boston Management. As part of the transaction, Belmar Realty retained a 17.5% tenancy-in-common interest in real property (Co-owned Property) through Bel Stamford II (Note 4). The other investors in the Co-owned Property are real estate subsidiaries of other investment funds advised by Boston Management. The Co-owned Property is financed through a mortgage note. The mortgage note is secured by the real property and is generally without recourse to Belmar Capital and Belmar Realty, except that there may be recourse for certain liabilities arising from actions such as fraud, misrepresentation, misappropriation of funds or breach of material covenants and liabilities arising from environmental conditions.

8 Interest Rate Swap Agreements

Belmar Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belmar Capital’s net asset value. Pursuant to the agreements, Belmar Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month London Interbank Offered Rate (LIBOR). The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at June 30, 2008 and December 31, 2007 are listed below.

	Notional			Initial		Unrealized Appreciation
	Amount			Optional	Final	(Depreciation) at
Effective	(000’s	Fixed	Floating	Termination Termination		June 30,	December 31,
Date	omitted)	Rate	Rate	Date	Date	2008	2007

10/03(1)	$ 55,831	4.875%	LIBOR + 0.20%	4/04	6/10	$ -	$ 139,846
10/03(1)	43,010	4.755%	LIBOR + 0.20%	7/04	6/10	-	149,572
10/03	56,978	4.695%	LIBOR + 0.20%	9/04	6/10	(137,680)	230,320
10/03	64,418	4.565%	LIBOR + 0.20%	3/05	6/10	(107,536)	328,017
10/03	110,068	3.973%	LIBOR + 0.20%	-	6/10	(635,977)	25,871
2/04	58,363	4.90%	LIBOR + 0.20%	8/04	6/10	(188,242)	133,298
6/08	50,000	3.890%	LIBOR + 0.20%	-	6/10	(208,829)	-
8/08	58,363	4.645%	LIBOR + 0.20%	3/09	6/10	(213,591)	-

						$ (1,491,855)	$ 1,006,924

(1)	Interest rate swap was terminated on an optional termination date.

9 Debt

Mortgage Note – In June 2008, Belmar Realty sold its interest in Bel Stamford. At the time of the transaction, the mortgage note payable was $208,545,084. The mortgage note was assumed by Bel Stamford II and the other investors in the Co-owned Property.

Credit Facility – In June 2008, Belmar Capital amended the credit arrangement with Dresdner Kleinwort Holdings I, Inc. to decrease the amount of the term loan by $34,000,000 to an aggregate principal amount of $367,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.20% per annum. As of June 30, 2008, outstanding borrowings under this credit arrangement totaled $367,000,000.

There were no changes to the terms of Belmar Capital’s credit arrangement with Merrill Lynch Mortgage Capital, Inc. during the six months ended June 30, 2008. As of June 30, 2008, outstanding borrowings under this credit arrangement totaled $8,400,000.

10 Segment Information

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belmar Capital invests in real estate investments primarily through its subsidiary, Belmar Realty. Belmar Realty invests directly and indirectly in Partnership Preference Units, a Real Estate Joint Venture (Note 6), Wholly Owned Property (Note 4) and interests in Co-owned Properties through its subsidiaries Bel SML I, LLC (Bel SML I), Bel Marquette I, LLC (Bel Marquette I) and Bel Stamford II. The Fund’s investment income from real estate investments primarily consists of distribution income from Partnership Preference Units, net investment income from the Real Estate Joint Venture and Co-owned Properties and rental income from Wholly Owned Property.

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

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Investment income
The Portfolio*	$ 5,900,625	$ 7,696,791	$ 11,130,472	$ 14,328,804
Real Estate	7,991,584	6,577,443	16,018,199	12,853,524
Unallocated	15,233	71,815	47,620	117,123

Total investment income	$ 13,907,442	$ 14,346,049	$ 27,196,291	$ 27,299,451

Net increase (decrease)
in net assets from
operations
The Portfolio*	$ (52,021,268)	$ 114,115,109	$ (194,437,066)	$ 115,137,182
Real Estate	(26,639,520)	10,433,964	(47,189,761)	(26,391,948)
Unallocated(1)	(1,105,515)	(3,481,078)	(2,568,098)	(5,816,206)

Net increase (decrease)
in net assets from
operations	$ (79,766,303)	$ 121,067,995	$ (244,194,925)	$ 82,929,028

	June 30, 2008	December 31, 2007

Net assets
The Portfolio*	$ 1,233,766,179	$ 1,601,648,138
Real Estate	(5,937,768)	63,062,397
Unallocated(2)	(54,717,226)	(70,697,371)

Net assets	$ 1,173,111,185	$ 1,594,013,164

*       Belmar Capital invests indirectly in the Portfolio through Belvedere Company.

(1)     Unallocated amounts pertain to the overall operation of Belmar Capital and do not pertain to either segment. Included in this amount are primarily distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Distribution and servicing fees	$ 616,235	$ 890,735	$ 1,281,932	$ 1,820,548
Interest expense on Credit Facility	$ 409,751	$ 2,580,322	$ 1,154,442	$ 3,952,410

(2)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of June 30, 2008 and December 31, 2007, such borrowings totaled approximately $60,442,000 and $72,256,000, respectively. Unallocated assets include direct cash held by the Fund and the Fund’s investment in Cash Management. As of June 30, 2008 and December 31, 2007, such amounts totaled approximately $6,365,000 and $2,336,000, respectively.

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

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1.

MD&A for the Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007.

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

The Fund’s total return was -6.48% for the quarter ended June 30, 2008. This return reflects a decrease in the Fund’s net asset value per share from $99.18 to $92.75 during the period. The total return of the S&P 500 Index was -2.72% over the same period. Last year, the Fund had a total return of 6.67% for the quarter ended June 30, 2007. This return reflected an increase in the Fund’s net asset value per share from $107.49 to $114.66 during the period. The S&P 500 Index had a total return of 6.27% over the same period.

Performance of the Portfolio. For the quarter ended June 30, 2008, the Portfolio had a total return of -3.84% lagging the S&P 500 Index total return of
-2.72%. Equity markets remained challenging during the second quarter as concerns surrounding ailing credit, elevated food and energy prices, and a slowing global economy failed to abate. For the quarter, the Dow Jones Industrial Average fell 6.9% while the more diversified S&P 500 Index declined 2.72%. From a style and capitalization standpoint, growth significantly outperformed value during the quarter, while large-cap stocks lagged behind their small- and mid-cap counterparts.

Sector performance varied widely during the quarter. The best performing sectors in the S&P 500 Index were the commodity-linked energy and materials sectors as well as the defensive utilities sector. Conversely, credit and housing overhang continued to weigh on the financials, while the slowing economy combined with inflationary pressures dragged down the consumer discretionary and industrials sectors. Market leading industries of the second quarter included: energy equipment and services; oil, gas and consumable fuels; metals and mining; and health care technology. In contrast, thrift and mortgage finance, commercial banks, automobiles and industrial conglomerates industries realized weaker returns.

(1)	Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. The Portfolio’s total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for non-Portfolio expenses of that fund. Performance is for the stated time period only and is not annualized; due to market volatility, current performance of the Fund and of the Portfolio may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an index.

The Portfolio invests on a long-term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. The Portfolio trailed its benchmark, the S&P 500 Index, which lost 2.72% over the course of the second quarter. Although the Portfolio had relatively stronger overall stock selection versus the S&P 500 Index, sector allocation decisions negatively impacted overall results.

The Portfolio remained overweight in the consumer staples, industrials and consumer discretionary sectors, while continuing to underweight the utilities, materials and technology sectors. The Portfolio’s limited exposure to the stronger-performing utilities and materials sectors coupled with stock selection within the energy equipment and service industries negatively impacted performance. Additionally, the Portfolio’s overweight of the ailing air freight and logistics, aerospace and defense industries of the industrials sector also negatively impacted overall results. Conversely, benefiting the Portfolio’s performance was a de-emphasis of the lagging telecommunications sector, as well as relatively stronger stock selection within the financials and consumer discretionary sectors. The Portfolio’s selection of certain software, semiconductor and IT service companies also positively impacted performance.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belmar Realty Corporation (Belmar Realty). As of June 30, 2008, real estate investments included: a real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos); three tenancy-in-common interests in real properties (Co-owned Properties), Bel SML I, LLC (Bel SML I), Bel Marquette I, LLC (Bel Marquette I) and Bel Stamford II LLC (Bel Stamford II); and a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Brazos owns industrial distribution properties. Bel Stamford II, Bel SML I and Bel Marquette I own interests in office buildings leased to single tenants.

In June 2008, Belmar Realty sold a wholly owned property, Bel Stamford Investors LLC (Bel Stamford), to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management), recognizing a gain of approximately $26.6 million on the transaction. As part of the transaction, Belmar Realty retained a 17.5% tenancy-in-common interest in the real property through Bel Stamford II.

During the quarter ended June 30, 2008, the Fund’s net investment income from real estate investments was approximately $5.0 million compared to approximately $3.2 million for the quarter ended June 30, 2007, an increase of $1.8 million or 56%. The increase was due to higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the quarter and an increase in the net investment income of Brazos. During the quarter ended June 30, 2007, the Fund’s net investment income from real estate investments increased due to higher distributions from investments in Partnership Preference Units due to higher average holdings of Partnership Preference Units during the period and an increase in the net investment income of Brazos.

The Fund’s investments in real properties achieved modest returns during the quarter, benefiting from earnings in the expected range offset, however, by capitalization rates and discount rates which widened slightly. These rates reflected the reduced availability of debt financing and uncertainty on the direction of valuations for institutional-grade real estate, which also caused a decrease in transactional activity. The fair values of Partnership Preference Units decreased during the quarter due to continued widening of credit spreads and an increase in interest rates during the quarter ended June 30, 2008.

Performance of Interest Rate Swap Agreements. For the quarter ended June 30, 2008, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $0.3 million, compared to approximately $4.0 million of net realized and unrealized gains for the quarter ended June 30, 2007. Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2008 consisted of $1.9 million of net unrealized gains due to changes in swap agreement valuations partially offset by $1.6 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements). For the quarter ended June 30, 2007, net realized and unrealized gains on swap agreements consisted of $3.1 million of net unrealized gains due to changes in swap agreement valuations and $0.9 million of periodic net payments received pursuant to outstanding swap agreements. The positive contribution to Fund performance from changes in swap agreement valuations for the quarter ended June 30, 2008 was attributable to an increase in swap rates during the quarter and a net decrease in the outstanding notional balance. The positive contribution to Fund performance for the quarter ended June 30, 2007 from changes in swap agreement valuations was attributable to an increase in swap rates during the quarter.

MD&A for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007.

Performance of the Fund. The Fund’s total return was -16.29% for the six months ended June 30, 2008. This return reflects a decrease in the Fund’s net asset value per share from $112.22 to $92.75 and a distribution of $1.31 per share during the period. The S&P 500 Index had a total return of -11.90% over the same period. Last year, the Fund had a total return of 4.57% for the six months ended June 30, 2007. This return reflected an increase in the Fund’s net asset value per share from $110.89 to $114.66 and a distribution of $1.25 per share during the period. The S&P 500 Index had a total return of 6.96% over the same period.

Performance of the Portfolio. For the six months ended June 30, 2008, the Portfolio had a total return of -11.97% lagging the S&P 500 Index total return of -11.90% . Equity markets remained challenging during the six months ended June 30, 2008 as concerns surrounding ailing credit markets, elevated commodity prices and the slowing global economy failed to abate. The equity markets suffered their worst quarterly loss in more than five years in the first quarter of 2008. The second quarter remained just as difficult as investors dealt with ongoing turmoil in the financial and housing markets, creeping inflation and a continuing global economic slowdown. Major indices registered declines in the first half of the year and the S&P 500 Index lost 11.90% during the period. In this environment, small-cap stocks continued to lead large-cap stocks, and growth stocks outpaced their value counterparts.

The S&P 500 Index’s sector performance varied widely during the period, with commodity-linked energy and materials sectors faring the best and registering the S&P 500 Index’s only positive sector returns. The weakest-performing sectors were financials, telecommunication services and industrials. S&P 500 Index-leading industries during the period included energy equipment and services, oil, gas and consumable fuels, road and rail, and metals and mining. In contrast, industries such as thrift and mortgage finance, automobiles, health care providers and services, and diversified financial services were among the period’s worst performers.

The Portfolio slightly trailed its benchmark, the S&P 500 Index, during the first six months of the year. Although the Portfolio benefited from relatively stronger overall stock selection versus the S&P 500 Index, sector allocation decisions negatively impacted total results.

Throughout the period, the Portfolio remained overweight in the consumer staples, industrials and consumer discretionary sectors, while continuing to underweight the utilities, materials and technology sectors. The Portfolio’s limited exposure to the stronger-performing utilities and materials sectors during the period, coupled with stock selection and an underweight of the energy equipment and service industries, negatively impacted performance. Additionally, the Portfolio’s overweight of the lagging air freight and logistics, aerospace and defense industries also negatively impacted overall results. Conversely, benefiting the Portfolio’s performance was a de-emphasis of the telecommunications sector, as well as relatively stronger stock selection within the financials and consumer discretionary sectors. The Portfolio’s selection of certain software and IT service companies and an overweight of the consumer staples sector during the period also positively impacted performance.

Performance of Real Estate Investments. During the six months ended June 30, 2007, Belmar Realty acquired interests in additional Partnership Preference Units for approximately $12.9 million (representing purchases from real estate investment affiliates of other investment funds advised by Boston Management).

During the six months ended June 30, 2008, the Fund’s net investment income from real estate investments was approximately $9.8 million compared to approximately $6.3 million for the six months ended June 30, 2007, an increase of $3.5 million or 56%. The increase was principally due to higher distributions from investments in Partnership Preference Units due to higher average holdings of Partnership Preference Units during the period, an increase in the net investment income of Brazos and the acquisitions of Bel SML I and Bel Marquette I in 2007. During the six months ended June 30, 2007, the Fund’s net investment income from real estate investments increased due to higher distributions from investments in Partnership Preference Units due to higher average holdings of Partnership Preference Units during the period.

The fair value of the Fund’s real estate investments was approximately $225.2 million at June 30, 2008 compared to approximately $535.4 million at December 31, 2007, a net decrease of $310.2 million or 58%. This net decrease was due to the sale of Bel Stamford as discussed above, a net decline in the fair values of Partnership Preference Units held at the end of the period and a net decrease in the fair value of Belmar Realty’s investment in Brazos and Bel SML I. The Fund’s investments in real properties achieved modest returns, benefiting from earnings in the expected range offset, however, by capitalization rates and discount rates which widened slightly. These rates reflected the reduced availability of debt financing and uncertainty on the direction of valuations for institutional-grade real estate, which also caused a decrease in transactional activity. The fair values of Partnership Preference Units decreased from December 31, 2007 due to continued widening of credit spreads and an increase in interest rates at June 30, 2008.

Performance of Interest Rate Swap Agreements. For the six months ended June 30, 2008, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $4.8 million, compared to net realized and unrealized gains of approximately $2.9 million for the six months ended June 30, 2007. Net realized and unrealized losses on swap agreements for the six months ended June 30, 2008 consisted of $2.5 million of net unrealized losses due to changes in swap agreement valuations and $2.3 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements). For the six months ended June 30, 2007, net realized and unrealized gains on swap agreements consisted of $1.9 million of periodic net payments received pursuant to outstanding swap agreements and $1.0 million of net unrealized gains due to changes in swap agreement valuations. The negative contribution to Fund performance from changes in swap agreement valuations for the six months ended June 30, 2008 was attributable to a decrease in swap rates during the period, partially offset by a net decrease in the outstanding notional balance. The positive contribution to Fund performance from changes in swap agreement valuations for the six months ended June 30, 2007 was attributable to an increase in swap rates during the period.

Fair Value Measurements. The Fund adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," on January 1, 2008 as required by the Financial Accounting Standards Board. SFAS No. 157 establishes a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. For more information see Note 3 to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of June 30, 2008, the Fund had outstanding borrowings of $375.4 million and unused loan commitments of $110.1 million under the Credit Facility.

In June 2008, the Fund amended the DKH credit arrangement to decrease the amount of borrowings by $34.0 million to an aggregate amount of outstanding borrowings of $367.0 million.

In June 2008, Belmar Realty sold its interest in Bel Stamford. At the time of the transaction, the mortgage note payable was $208,545,084. The mortgage note was assumed by Bel Stamford II and the other investors in the Co-owned Property.

The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month London Interbank Offered Rate (LIBOR). Changes in the underlying values of the outstanding interest rate swap agreements are recorded as unrealized appreciation or depreciation. As of June 30, 2008, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $1.5 million. As of December 31, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $1.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 8 and 9 to the Fund’s unaudited condensed consolidated financial statements in Item 1.

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended June 30,*

								Fair Value
								as of June
	2009	2010	2011	2012	2013	Thereafter	Total	30, 2008

Rate sensitive
liabilities:

Long-term debt:

Variable-rate Credit
Facility		$375,400,000					$ 375,400,000	$375,400,000

Average interest rate		2.67%					2.67%

Rate sensitive
derivative financial
instruments:

Pay fixed / receive
variable interest rate
swap agreements		$398,190,000					$ 398,190,000	$ (1,491,855)

Average pay rate		4.40%					4.40%

Average receive rate		2.66%					2.66%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Colonial Realty
Limited Partnership,
7.25% Series B
Cumulative
Redeemable Perpetual
Preferred Units,
Callable 8/24/09,
Current Yield: 9.50%		$ 19,657,614					$ 19,657,614	$ 15,641,500

Essex Portfolio, L.P.,
7.875% Series B
Cumulative
Redeemable Preferred
Units,
Callable 12/31/09,
Current Yield: 9.59%		$ 13,756,573					$ 13,756,573	$ 11,297,605

								Fair Value
								as of June
	2009	2010	2011	2012	2013	Thereafter	Total	30, 2008

Essex Portfolio, L.P.,
7.875% Series D
Cumulative
Redeemable Preferred
Units,
Callable 7/28/10,
Current Yield: 9.58%			$12,873,400				$12,873,400	$10,268,050

Liberty Property
Limited Partnership,
7.40% Series H
Cumulative
Redeemable Preferred
Units,
Callable 8/21/12,
Current Yield: 9.15%					$15,000,000		$15,000,000	$12,132,000

MHC Operating
Limited Partnership,
8.0625% Series D
Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 10.00%		$27,470,980					$27,470,980	$22,165,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 8.90%		$13,387,322					$13,387,322	$9,978,900

Vornado Realty L.P.,
6.75% Series D-14
Cumulative
Redeemable Preferred
Units, Callable 9/9/10,
Current Yield: 9.00%(1)			$26,342,439				$26,342,439	$22,504,008

* The amounts listed reflect the Fund’s positions as of June 30, 2008. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ended June 30, 2008, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

April 30, 2008	369,190.877	$102.36

May 31, 2008	207,401.281	$103.84

June 30, 2008	207,802.910	$ 97.83

Total	847,395.068	$ 99.97

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	The following is a list of all exhibits filed as part of this Form 10-Q:
4.1(d)	Amendment No. 4 dated June 30, 2008 to the Loan and Security Agreement between Belmar Capital Fund
LLC and Dresdner Kleinwort Holdings I, Inc.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on August 8, 2008.

BELMAR CAPITAL FUND LLC

/s/ Andrew C. Frenette Andrew C. Frenette Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

4.1(d)   Amendment No. 4 dated June 30, 2008 to the Loan and Security Agreement between Belmar Capital Fund LLC and Dresdner
             Kleinwort Holdings I, Inc.

31.1    Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2    Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002