Form 10-Q
period 2008-09-30
BELMAR CAPITAL FUND LLC
filed 2008-11-07
CIK 1108991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer” “and “smaller reporting company” in Rule 12b-2 of the Act). Large Accelerated Filer  X   Accelerated Filer Non-Accelerated Filer ___  Smaller Reporting Company ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No  X

Belmar Capital Fund LLC
Index to Form 10-Q
PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited).	3
	Condensed Consolidated Statements of Assets and Liabilities as of
	September 30, 2008 and December 31, 2007	3
	Condensed Consolidated Statements of Operations for the Three Months
	Ended September 30, 2008 and 2007 and for the Nine Months Ended
	September 30, 2008 and 2007	4
	Condensed Consolidated Statements of Changes in Net Assets for the
	Nine Months Ended September 30, 2008 and the Year Ended
	December 31, 2007	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2008 and 2007	7
	Financial Highlights for the Nine Months Ended September 30, 2008
	and the Year Ended December 31, 2007	9
	Notes to Condensed Consolidated Financial Statements as of September 30, 2008	10
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations (MD&A).	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4.	Controls and Procedures.	25
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities.	26
Item 4.	Submission of Matters to a Vote of Security Holders.	26
Item 5.	Other Information.	26
Item 6.	Exhibits.	26
SIGNATURES		28
EXHIBIT INDEX		29

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2008	December 31, 2007

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,148,176,145	$1,697,387,202
Investment in Partnership Preference Units	91,921,626	119,411,262
Investment in Real Estate Joint Venture	99,759,500	93,663,768
Investment in Wholly Owned and Co-owned Properties	26,811,634	322,338,520
Affiliated investment	2,938,569	1,280,926

Total investments, at value	$1,369,607,474	$2,234,081,678
Cash	1,518,715	1,143,960
Interest receivable from affiliated investment	3,545	11,842
Swap interest receivable	-	28,765
Open interest rate swap agreements, at value	-	1,006,924
Other assets	57	1,520,318

Total assets	$1,371,129,791	$2,237,793,487

Liabilities:
Loan payable – Credit Facility	$379,400,000	$420,400,000
Mortgage note payable	-	211,217,114
Payable for Fund shares redeemed	4,809,877	9,563,231
Special Distributions payable	217,323	-
Open interest rate swap agreements, at value	568,110	-
Payable to affiliate for investment advisory and administrative fees	332,094	494,963
Payable to affiliate for distribution and servicing fees	320,633	512,735
Other accrued expenses:
Swap interest expense	42,608	-
Interest expense	267,454	1,056,048
Other expenses and liabilities	513,392	536,232

Total liabilities	$386,471,491	$643,780,323

Net assets	$984,658,300	$1,594,013,164

Shareholders’ capital	$984,658,300	$1,594,013,164

Shares outstanding (unlimited number of shares authorized)	11,534,810	14,204,446

Net asset value and redemption price per share	$85.36	$112.22

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $46,771, $63,633, $338,745 and
$575,262, respectively)	$ 7,296,132	$ 8,970,251	$ 22,675,726	$ 28,986,356
Interest allocated from Belvedere Company	142,660	192,780	313,051	419,989
Security lending income allocated
from Belvedere Company, net	2,044	30,628	66,599	116,855
Expenses allocated from Belvedere Company	(1,980,426)	(2,830,164)	(6,464,494)	(8,830,901)

Net investment income allocated from
Belvedere Company	$ 5,460,410	$ 6,363,495	$ 16,590,882	$ 20,692,299
Rental income from Wholly Owned Property	-	4,540,258	8,864,080	13,606,127
Distributions from Partnership Preference Units	1,942,156	1,791,073	5,826,469	3,130,386
Net investment income from Real Estate Joint Venture	1,826,433	1,775,945	4,776,381	4,097,240
Net investment income from Co-owned Properties	405,347	922,038	725,205	942,392
Interest	287	14,631	1,138	20,113
Interest allocated from affiliated investment	15,443	84,082	69,536	207,362
Expenses allocated from affiliated investment	(2,762)	(7,837)	(10,086)	(19,476)
Other income	-	222,271	-	328,964

Total investment income	$ 9,647,314	$ 15,705,956	$ 36,843,605	$ 43,005,407

Expenses:
Investment advisory and administrative fees	$ 1,290,112	$ 1,955,134	$ 4,805,142	$ 5,614,730
Distribution and servicing fees	514,886	826,025	1,796,818	2,646,573
Interest expense on Credit Facility	2,645,577	7,118,221	9,860,842	16,758,245
Interest expense on mortgage note	-	3,267,462	6,225,346	9,753,734
Custodian and transfer agent fee	8,726	24,777	59,373	71,870
Miscellaneous	168,346	346,457	520,021	649,651

Total expenses	$ 4,627,647	$ 13,538,076	$ 23,267,542	$ 35,494,803
Deduct –
Reduction of investment advisory and administrative fees	285,113	437,811	971,372	1,392,349

Net expenses	$ 4,342,534	$ 13,100,265	$ 22,296,170	$ 34,102,454

Net investment income	$ 5,304,780	$ 2,605,691	$ 14,547,435	$ 8,902,953

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Continued) (Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions in Belvedere Company
(investments and foreign currency)
(identified cost basis)(1)	$ (37,892,523)	$ 18,824,040	$ (25,416,119)	$ 64,711,430
Investment transactions in Partnership
Preference Units (identified cost basis)	(102,692)	11,465	(219,807)	31,547
Investment transactions in Wholly Owned Property	-	-	26,617,965	-
Interest rate swap agreements(2)	(1,395,847)	1,024,916	(3,731,046)	2,963,131

Net realized gain (loss)	$ (39,391,062)	$ 19,860,421	$ (2,749,007)	$ 67,706,108

Change in unrealized appreciation (depreciation) –
Investment in Belvedere Company
(investments and foreign currency) (identified cost basis)	$ (41,414,194)	$ 6,417,193	$ (257,233,128)	$ 64,093,788
Investment in Partnership Preference Units
(identified cost basis)	(11,456,107)	(4,794,654)	(25,776,228)	(5,573,643)
Investment in Real Estate Joint Venture	4,916,983	193,721	125,686	8,093,982
Investment in Wholly Owned Property	-	-	(56,267,026)	(37,000,000)
Investment in Co-owned Properties	(4,120,001)	(33,760)	(503,479)	(41,560)
Interest rate swap agreements	923,745	(5,692,531)	(1,575,034)	(4,696,519)

Net change in unrealized appreciation (depreciation)	$ (51,149,574)	$ (3,910,031)	$ (341,229,209)	$ 24,876,048

Net realized and unrealized gain (loss)	$ (90,540,636)	$ 15,950,390	$ (343,978,216)	$ 92,582,156

Net increase (decrease) in net assets from operations	$ (85,235,856)	$ 18,556,081	$ (329,430,781)	$ 101,485,109

(1)	Amounts include net realized gain from redemptions in-kind of $8,487,552, $11,073,028, $26,923,935 and $42,501,397, respectively.
(2)	Amounts represent net interest earned (incurred) in connection with interest rate swap agreements (Note 8).

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 14,547,435	$ 11,508,884
Net realized gain (loss) from investment transactions, foreign currency
transactions and interest rate swap agreements	(2,749,007)	77,748,932
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	(341,229,209)	(42,108,687)

Net increase (decrease) in net assets from operations	$ (329,430,781)	$ 47,149,129

Transactions in Fund shares –
Net asset value of Fund shares issued to Shareholders in
payment of distributions declared	$ 6,934,828	$ 8,735,995
Net asset value of Fund shares redeemed	(268,432,905)	(395,888,501)

Net decrease in net assets from Fund share transactions	$ (261,498,077)	$ (387,152,506)

Distributions –
Distributions to Shareholders	$ (18,208,683)	$ (22,004,052)
Special Distributions	(217,323)	-

Total distributions	$ (18,426,006)	$ (22,004,052)

Net decrease in net assets	$ (609,354,864)	$ (362,007,429)

Net assets:
At beginning of period	$ 1,594,013,164	$ 1,956,020,593

At end of period	$ 984,658,300	$ 1,594,013,164

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

Increase (Decrease) in Cash:	September 30, 2008	September 30, 2007

Cash Flows From Operating Activities –
Net increase (decrease) in net assets from operations	$ (329,430,781)	$ 101,485,109
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by (used in) operating activities –
Net investment income allocated from Belvedere Company	(16,590,882)	(20,692,299)
Net investment income from Real Estate Joint Venture	(4,776,381)	(4,097,240)
Capital contributions to Real Estate Joint Venture	(3,200,000)	-
Distributions of earnings from Real Estate Joint Venture	2,006,335	2,374,005
Net investment income from Co-owned Properties	(725,205)	(942,392)
Capital contributions to Co-owned Properties	(6,203)	-
Distributions of earnings from Co-owned Properties	765,230	961,203
(Increase) decrease in affliliated investment	(1,657,643)	756,343
(Increase) decrease in interest receivable from affiliated investment	8,297	(19)
Decrease in interest receivable for open interest rate swap agreements	28,765	3,181
(Increase) decrease in other assets	618,385	(902,422)
Increase (decrease) in payable to affiliate for investment advisory and
administrative fees	(162,869)	82,231
Decrease in payable to affiliate for distribution and servicing fees	(192,102)	(63,697)
Increase in interest payable for open interest rate swap agreements	42,608	-
Increase (decrease) in accrued interest and other accrued
expenses and liabilities	(255,314)	143,065
Purchases of Partnership Preference Units	(6,510)	(97,622,616)
Decreases in Partnership Preference Units	1,500,111	505,374
Decrease in investment in Belvedere Company	11,000,000	-
Purchases of investment in real property	-	(30,058,790)
Proceeds from sales of real property	-	17,745,462
Purchase of Co-owned Properties	-	(82,900,593)
Proceeds from sale of Co-owned Properties	-	29,495,359
Proceeds from sale of Wholly Owned Property	57,141,196	-
Net interest earned (incurred) on interest rate swap agreements	(3,731,046)	2,963,131
Net realized (gain) loss from investment transactions, foreign currency
transactions and interest rate swap agreements	2,749,007	(67,706,108)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	341,229,209	(24,876,048)

Net cash flows provided by (used in) operating activities	$ 56,354,207	$ (173,347,761)

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 13,000,000	$ 395,400,000
Repayments of Credit Facility	(54,000,000)	(197,000,000)
Repayments of mortgage note	(2,672,030)	(3,818,252)
Payments for Fund shares redeemed	(1,033,567)	(7,148,671)
Distributions paid to Shareholders	(11,273,855)	(13,268,830)

Net cash flows provided by (used in) financing activities	$ (55,979,452)	$ 174,164,247

Net increase in cash	$ 374,755	$ 816,486

Cash at beginning of period	$ 1,143,960	$ 417,189

Cash at end of period	$ 1,518,715	$ 1,233,675

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Continued) (Unaudited)

Nine Months Ended

	September 30, 2008	September 30, 2007

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 9,910,177	$ 16,530,783
Interest paid on mortgage note	$ 6,408,486	$ 9,802,522
Interest paid (received) on interest rate swap agreements, net	$ 3,659,673	$ (2,966,312)
Reinvestment of distributions paid to Shareholders	$ 6,934,828	$ 8,735,996
Market value of securities distributed in payment of redemptions	$ 272,152,692	$ 289,470,999
Market value of real property and other assets, net of
current liabilities, assumed in conjunction with the
acquisition of real property	$ -	$ 30,058,790
Market value of real property and other assets, net of
current liabilities, disposed of in conjunction with
the sale of real property	$ -	$ 17,745,462
Market value of real property and other assets, net of
current liabilities, disposed of in conjunction with
the sale of Wholly Owned Property	$ 278,345,756	$ -
Mortgage note disposed of in conjunction with the sale of Wholly
Owned Property	$ 208,545,084	$ -

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Financial Highlights (Unaudited)

	Nine Months Ended		Year Ended
	September 30, 2008		December 31, 2007

Net asset value – Beginning of period	$112.220		$110.890

Income (loss) from operations

Net investment income(1)	$1.112		$0.718
Net realized and unrealized gain (loss)	(26.645)		1.862

Total income (loss) from operations	$(25.533)		$2.580

Distributions

Distributions to Shareholders	$(1.310)		$(1.250)
Special Distributions	(0.017)		-

Total distributions	$(1.327)		$(1.250)

Net asset value – End of period	$85.360		$112.220

Total Return(2)	(22.95	)% (3)	2.34%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	1.30	% (9)	1.20%
Interest and other borrowing costs(4)(6)	1.02	% (9)	1.25%
Expenses of Wholly Owned Property(7)	0.65	% (9)	0.72%

Total expenses	2.97	% (9)	3.17%

Net investment income(6)	1.50	% (9)	0.64%

Ratios as a percentage of average gross assets(8)

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	0.80	% (9)	0.82%
Interest and other borrowing costs(4)(6)	0.63	% (9)	0.86%
Expenses of Wholly Owned Property(7)	0.40	% (9)	0.49%

Total expenses	1.83	% (9)	2.17%
Net investment income(6)	0.93	% (9)	0.44%

Supplemental Data

Net assets, end of period (000’s omitted)	$984,658		$1,594,013
Portfolio turnover of Tax-Managed Growth Portfolio(10)	1	% (3)	2%

(1)	Calculated using average shares outstanding.
(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested other than Special Distributions.
(3)	Not annualized.
(4)	Includes the expenses of Belmar Capital Fund LLC (Belmar Capital) and Belmar Realty Corporation (Belmar Realty). Does not include expenses of Belmar Realty's Wholly Owned Property.
(5)	Includes Belmar Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio.
(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would have been lower or higher.
(7)	Represents expenses incurred by Belmar Realty's Wholly Owned Property.
(8)	Average gross assets means the average daily amount of the value of all assets of Belmar Capital (including Belmar Capital's interest in Belvedere Company and Belmar Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments), without reduction by any liabilities.
(9)	Annualized.
(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The portfolio turnover rate of Tax- Managed Growth Portfolio including in-kind contributions and distributions was 2% and 6% for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of September 30, 2008

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

2 Recently Issued Accounting Pronouncement

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 requires certain disclosures about an entity’s derivative and hedging activities, including qualitative disclosures about the objectives and strategies for using derivative instruments and quantitative disclosures about fair value amounts, as well as gains and losses on derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 161 will not impact the Fund’s net asset value, financial condition or results of operations.

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

In accordance with SFAS No. 157, in determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. The Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Accordingly, when available, the Fund measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions. As required by SFAS No. 157, investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified as Level 3 even though there may be significant inputs that are readily observable.

The Fund’s investment in Belvedere Capital Fund Company LLC (Belvedere Company) and Cash Management Portfolio (Cash Management), an affiliated investment, are classified within Level 1 of the fair value hierarchy. Interest rate swap agreements are classified within Level 2 of the fair value hierarchy, while the Fund’s real estate investments are classified within Level 3 of the fair value hierarchy. The Fund’s assets classified as Level 3 as of September 30, 2008 represent approximately 15.9% of the Fund’s total assets.

The following table presents for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of September 30, 2008.

		Fair Value Measurements at September 30, 2008

Description	September 30, 2008	Level 1	Level 2	Level 3

Assets
Investment in Belvedere
Company	$1,148,176,145	$1,148,176,145	$-	$-
Partnership Preference Units	91,921,626	-	-	91,921,626
Real Estate Joint Venture	99,759,500	-	-	99,759,500
Co-owned Properties	26,811,634	-	-	26,811,634
Affiliated Investment	2,938,569	2,938,569	-	-

Total	$1,369,607,474	$1,151,114,714	$-	$218,492,760

Liabilities
Interest Rate Swap Agreements	$568,110	$-	$568,110	$-

Total	$568,110	$-	$568,110	$-

The following tables present the changes in the Level 3 fair value category for the three months and nine months ended September 30, 2008. The Fund classifies investments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the fair value measurement. The Fund’s real estate investments are classified as Level 3 investments.

	Level 3 Fair Value Measurements for the
	Three Months Ended September 30, 2008

	Partnership		Wholly Owned
	Preference	Real Estate	and Co-owned
	Units	Joint Venture	Properties	Total

Beginning balance as of July 1, 2008	$103,987,063	$90,588,920	$30,673,093	$225,249,076
Net realized loss	(102,692)	-	-	(102,692)
Net change in unrealized appreciation
(depreciation)	(11,456,107)	4,916,983	(4,120,001)	(10,659,125)
Net sales	(506,638)	-	-	(506,638)
Net investment income(1)	-	1,826,433	405,347	2,231,780
Other(2)	-	2,427,164	(146,805)	2,280,359
Net transfers in and/or out of Level 3	-	-	-	-

Ending balance as of September 30, 2008	$91,921,626	$99,759,500	$26,811,634	$218,492,760

Net change in unrealized appreciation
(depreciation) from investments still
held at September 30, 2008	$(11,498,382)	$4,916,983	$1,526,235	$(5,055,164)

	Level 3 Fair Value Measurements for the
	Nine Months Ended September 30, 2008

	Partnership		Wholly Owned
	Preference	Real Estate	and Co-owned
	Units	Joint Venture	Properties	Total

Beginning balance as of January 1, 2008	$119,411,262	$93,663,768	$322,338,520	$535,413,550
Net realized (gain) loss	(219,807)	-	26,620,791	26,400,984
Net change in unrealized appreciation
(depreciation)	(25,776,228)	125,686	(56,770,505)	(82,421,047)
Net sales	(1,493,601)	-	(265,343,350)	(266,836,951)
Net investment income(1)	-	4,776,381	725,205	5,501,586
Other(2)	-	1,193,665	(759,027)	434,638
Net transfers in and/or out of Level 3	-	-	-	-

Ending balance as of September 30, 2008	$91,921,626	$99,759,500	$26,811,634	$218,492,760

Net change in unrealized appreciation
(depreciation) from investments still
held at September 30, 2008	$(25,895,556)	$125,686	$(503,479)	$(26,273,349)

(1)	Represents net investment income recorded using the equity method of accounting.
(2)	Represents distributions of earnings and capital contributions recorded using the equity method of accounting.

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended

Investment Transactions	September 30, 2008	September 30, 2007

Decreases in investment in Belvedere Company	$283,152,692	$289,470,999
Increases in Partnership Preference Units(1)	$6,510	$97,622,616
Decreases in Partnership Preference Units	$1,500,111	$505,374
Increase in investment in Real Estate Joint Venture	$3,200,000	$-
Decreases in investment in Real Estate Joint Venture	$2,006,335	$2,374,005
Decrease in investment in Wholly Owned Property(2)	$69,797,846	$-
Increase in investment in Co-owned Properties(2)(3)(4)	$12,662,853	$82,900,593
Decrease in investment in Co-owned Properties(4)	$765,230	$30,456,562
Increase in investment in real property(3)	$-	$30,058,790
Decrease in investment in real property(3)	$-	$17,745,462

(1)	Increases in Partnership Preference Units for the nine months ended September 30, 2007 include Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management), a subsidiary of Eaton Vance Management, for $82,622,616.
(2)	Decrease in investment in Wholly Owned Property for the nine months ended September 30, 2008 represents the sale of Wholly Owned Property, Bel Stamford Investors LLC (Bel Stamford), to the real estate investment affiliates of other investment funds advised by Boston Management for which a gain of $26,617,965 was recognized. As part of the transaction, Belmar Realty Corporation (Belmar Realty), a wholly owned subsidiary of Belmar Capital, retained a tenancy-in-common interest in the real property (Co-owned Property) through Bel Stamford II LLC (Bel Stamford II) (Note 7) of $12,656,650.
(3)	In May 2007, the Fund purchased a direct investment in real property for $30,058,790. Subsequently, in June 2007, the Fund sold its investment in real property to real estate investment affiliates of other investment funds advised by Boston Management for $17,745,462, and to Bel SML I LLC (Bel SML I), retaining a 40% interest in the Co-owned Property. No gain or loss was recognized on the transactions.

In July 2007, Bel SML I acquired a 40% interest in an additional Co-owned Property for $13,756,538.
(4)	In July 2007, the Fund purchased a 70% interest in a Co-owned Property for $69,144,055. Subsequently, in August 2007, the Fund sold an interest in the property to a real estate investment affiliate of another investment fund advised by Boston Management for $29,495,359, and retained a 40% tenancy-in-common interest in the Co-owned Property through Bel Marquette I, LLC (Bel Marquette I). No gain or loss was recognized on the transaction.

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the nine months ended September 30, 2008 and 2007, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended.

	Nine Months Ended

	September 30, 2008	September 30, 2007

Belvedere Company’s interest in the Portfolio(1)	$11,228,067,436	$15,642,617,856
The Fund’s investment in Belvedere Company(2)	$1,148,176,145	$1,888,863,148
Income allocated to Belvedere Company from the Portfolio	$210,479,299	$227,701,307
Income allocated to the Fund from Belvedere Company	$23,055,376	$29,523,200
Expenses allocated to Belvedere Company from the Portfolio	$43,976,008	$50,587,426
Expenses allocated to the Fund from Belvedere Company(3)	$6,464,494	$8,830,901

	Nine Months Ended

	September 30, 2008	September 30, 2007

Net realized gain (loss) from investment transactions and
foreign currency transactions allocated to Belvedere
Company from the Portfolio	$(251,919,695)	$500,687,896
Net realized gain (loss) from investment transactions and
foreign currency transactions allocated to the Fund from
Belvedere Company	$(25,416,119)	$64,711,430
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$(2,333,854,448)	$500,718,044
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund
from Belvedere Company	$(257,233,128)	$64,093,788

(1)	As of September 30, 2008 and 2007, the value of Belvedere Company’s interest in the Portfolio represents 74.9% and 74.3% of the Portfolio’s net assets, respectively.
(2)	As of September 30, 2008 and 2007, the Fund’s investment in Belvedere Company represents 10.2% and 12.1% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company represent:

	Nine Months Ended

	September 30, 2008	September 30, 2007

Expenses allocated from the Portfolio	$4,821,527	$6,560,311
Servicing fee	$1,597,960	$2,215,303
Operating expenses	$45,007	$55,287

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2008, December 31, 2007 and September 30, 2007 and its operations for the nine months ended September 30, 2008, for the year ended December 31, 2007 and for the nine months ended September 30, 2007 follows:

	September 30, 2008	December 31, 2007	September 30, 2007

Investments, at value	$14,911,645,619	$19,936,263,306	$21,089,856,678
Other assets	81,596,106	43,955,996	64,757,475

Total assets	$14,993,241,725	$19,980,219,302	$21,154,614,153

Collateral for securities loaned	$-	$107,661,941	$105,441,176
Management fee payable	5,647,567	7,154,208	7,336,097
Other liabilities	1,107,510	1,241,923	1,274,011

Total liabilities	$6,755,077	$116,058,072	$114,051,284

Net assets	$14,986,486,648	$19,864,161,230	$21,040,562,869

Total investment income	$281,291,094	$404,322,644	$308,715,231

Investment adviser fee	$55,972,772	$87,681,000	$65,949,169
Other expenses	2,311,913	3,023,904	2,258,631
Total expense reductions	(12)	(124)	(90)

Net expenses	$58,284,673	$90,704,780	$68,207,710

Net investment income	$223,006,421	$313,617,864	$240,507,521
Net realized gain (loss) from
investment transactions and foreign
currency transactions(1)	(196,580,189)	891,474,938	757,855,638
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	(3,267,144,360)	(239,534,188)	594,377,082

Net increase (decrease) in net assets
from operations	$(3,240,718,128)	$965,558,614	$1,592,740,241

(1)	Amounts include net realized gain from redemptions in-kind of $398,661,935, $624,934,809 and $504,368,842, respectively.

6 Investment in Real Estate Joint Venture

At September 30, 2008 and December 31, 2007, Belmar Realty held an investment in one real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos). Belmar Realty held a majority economic interest of 84.5% and 82.1% in Brazos as of September 30, 2008 and December 31, 2007, respectively. Brazos owns industrial distribution properties. Condensed financial data of the Real Estate Joint Venture is presented below.

	September 30, 2008	December 31, 2007

Assets
Investment in real estate	$343,908,110	$341,911,481
Other assets	8,350,770	5,762,549

Total assets	$352,258,880	$347,674,030

Liabilities and Shareholders’ Equity
Mortgage notes payable(1)	$228,572,787	$228,745,957
Other liabilities	5,387,513	4,603,094

Total liabilities	$233,960,300	$233,349,051

Shareholders’ equity	$118,298,580	$114,324,979

Total liabilities and shareholders’ equity	$352,258,880	$347,674,030

(1)	The fair value of the mortgage notes payable is approximately $212,500,000 and $229,200,000 as of September 30, 2008 and December 31, 2007, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and current prevailing interest rates.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenues	$7,613,149	$7,486,842	$22,503,269	$21,400,293
Expenses	5,493,499	5,337,656	16,850,747	16,385,311

Net investment income before unrealized
appreciation (depreciation)	$2,119,650	$2,149,186	$5,652,522	$5,014,982
Change in net unrealized appreciation
(depreciation)	4,222,043	(959,408)	(3,672,585)	8,141,896

Net investment income	$6,341,693	$1,189,778	$1,979,937	$13,156,878

7 Investment in Co-owned Property

In June 2008, Belmar Realty sold Bel Stamford to real estate investment affiliates of other investment funds advised by Boston Management. As part of the transaction, Belmar Realty retained a 17.5% interest in the Co-owned Property through Bel Stamford II (Note 4). The other investors in the Co-owned Property are real estate investment affiliates of other investment funds advised by Boston Management. The Co-owned Property is financed through a mortgage note secured by the real property. The mortgage note is generally without recourse to Belmar Capital and Belmar Realty, except that there may be recourse for certain liabilities arising from actions such as fraud, misrepresentation, misappropriation of funds or breach of material covenants and liabilities arising from environmental conditions.

8 Interest Rate Swap Agreements

Belmar Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belmar Capital’s net asset value. Pursuant to the agreements, Belmar Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month London Interbank Offered Rate (LIBOR). The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements at September 30, 2008 and December 31, 2007 are listed below.

		Notional			Initial		Unrealized Appreciation
		Amount			Optional	Final	(Depreciation) at
Effective		(000 ’s	Fixed	Floating	Termination	Termination	September 30,	December 31,
Date		omitted)	Rate	Rate	Date	Date	2008	2007

10/03	(1)	$55,831	4.875%	LIBOR + 0.20%	4/04	6/10	$-	$139,846
10/03	(1)	43,010	4.755%	LIBOR + 0.20%	7/04	6/10	-	149,572
10/03	(1)	56,978	4.695%	LIBOR + 0.20%	9/04	6/10	-	230,320
10/03	(1)	64,418	4.565%	LIBOR + 0.20%	3/05	6/10	-	328,017
10/03		110,068	3.9725%	LIBOR + 0.20%	-	6/10	(740,006)	25,871
2/04	(1)	58,363	4.90%	LIBOR + 0.20%	8/04	6/10	-	133,298
6/08		50,000	3.890%	LIBOR + 0.20%	-	6/10	(266,148)	-
8/08		58,363	4.645%	LIBOR + 0.20%	3/09	6/10	(15,600)	-
9/08		120,000	4.215%	LIBOR + 0.20%	12/08	6/10	453,644	-

							$(568,110)	$1,006,924

(1)	Interest rate swap was terminated on an optional termination date.

9 Debt

Mortgage Note – In June 2008, Belmar Realty sold its interest in Bel Stamford. At the time of the transaction, the mortgage note payable was $208,545,084. The mortgage note was assumed by Bel Stamford II and the other investors in the Co-owned Property.

Credit Facility – In June 2008, Belmar Capital amended the credit arrangement with Dresdner Kleinwort Holdings I, Inc. to decrease the amount of the term loan by $34,000,000 to an aggregate principal amount of $367,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.20% per annum. As of September 30, 2008, outstanding borrowings under this credit arrangement totaled $367,000,000.

There were no changes to the terms of Belmar Capital’s credit arrangement with Merrill Lynch Mortgage Capital, Inc. during the nine months ended September 30, 2008. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of September 30, 2008, outstanding borrowings under this credit arrangement totaled $12,400,000.

10 Segment Information

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belmar Capital invests in real estate investments primarily through its subsidiary, Belmar Realty. Belmar Realty invests directly and indirectly in Partnership Preference Units, a Real Estate Joint Venture (Note 6), Wholly Owned Property (Note 4) and interests in Co-owned Properties through its subsidiaries, Bel SML I, Bel Marquette I and Bel Stamford II. The Fund’s investment income from real estate investments primarily consists of distribution income from Partnership Preference Units, net investment income from the Real Estate Joint Venture and Co-owned Properties and rental income from Wholly Owned Property.

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

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Investment income
The Portfolio*	$5,460,410	$6,363,495	$16,590,882	$20,692,299
Real Estate	4,173,936	9,251,585	20,192,135	22,105,109
Unallocated	12,968	90,876	60,588	207,999

Total investment income	$9,647,314	$15,705,956	$36,843,605	$43,005,407

Net increase (decrease) in net
assets from operations
The Portfolio*	$(74,699,781)	$30,265,086	$(269,136,847)	$145,402,268
Real Estate	(9,732,491)	(9,298,409)	(56,922,252)	(35,690,357)
Unallocated(1)	(803,584)	(2,410,596)	(3,371,682)	(8,226,802)

Net increase (decrease) in net
assets from operations	$(85,235,856)	$18,556,081	$(329,430,781)	$101,485,109

	September 30,	December 31,
	2008	2007

Net assets
The Portfolio*	$1,057,009,710	$1,601,648,138
Real Estate	(21,263,285)	63,062,397
Unallocated(2)	(51,088,125)	(70,697,371)

Net assets	$984,658,300	$1,594,013,164

* Belmar Capital invests indirectly in the Portfolio through Belvedere Company.

(1) Unallocated amounts pertain to the overall operation of Belmar Capital and do not pertain to either segment. Included in this amount are primarily distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended			Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Distribution and servicing fees	$514,886	$826,025	$1,796,818	$2,646,573
Interest expense on Credit Facility	$226,076	$1,566,009	$1,380,518	$5,518,419

(2)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of September 30, 2008 and December 31, 2007, such borrowings totaled approximately $54,919,000 and $72,256,000, respectively. Unallocated assets include direct cash held by the Fund and the Fund’s investment in Cash Management. As of September 30, 2008 and December 31, 2007, such amounts totaled approximately $4,386,000 and $2,336,000, respectively.

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

MD&A for the Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007.

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

The Fund’s total return was -7.96% for the quarter ended September 30, 2008. This return reflects a decrease in the Fund’s net asset value per share from $92.75 to $85.36 during the period. The total return of the S&P 500 Index was -8.36% over the same period. Last year, the Fund had a total return of 1.05% for the quarter ended September 30, 2007. This return reflected an increase in the Fund’s net asset value per share from $114.66 to $115.86 during the period. The S&P 500 Index had a total return of 2.03% over the same period.

Performance of the Portfolio. Equity markets officially entered “bear” market territory during the third quarter of 2008 as a string of historic events unfolded on Wall Street. The housing and credit crisis unraveled as investors witnessed the U.S. government bailout of one of the world’s largest insurers and the two largest government-sponsored enterprises backstopping the U.S. mortgage market. At quarter end, the Dow Jones Industrial Average had posted its fourth consecutive quarter of negative returns, down 3.7%, while the broad-based S&P 500 Index declined 8.36% . During this period, the Portfolio’s total return was -5.82% . For comparison, during the third quarter of 2007, the Portfolio posted a total return of 1.72% .

Traditionally defensive areas of the market, such as health care and consumer staples, were the best performing sectors of the S&P 500 Index, while the energy, materials and utilities sectors were the worst. Market leading industries in the third quarter included: household durables; diversified financial services (notably big banks); food and staples retailing; and household products. In contrast, the metals and mining, independent power producers, thrifts and mortgage finance, and construction industries realized weaker quarterly returns. The value style outperformed the growth style up and down the capitalization spectrum and small-cap stocks continued to outperform their large-cap counterparts during the quarter. In

(1)	Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions (other than special distributions) reinvested. The Portfolio’s total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for non-Portfolio expenses of that fund. Performance is for the stated time period only and is not annualized; due to market volatility, current performance of the Fund and of the Portfolio may be lower or higher than the quoted return. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an index.

addition, while the U.S. has been in the spotlight as a result of the credit crunch, it has fared better than many foreign markets, particularly those countries feeling the backlash of a broad-based retreat in hard commodity prices.

The Portfolio’s relatively stronger performance versus the S&P 500 Index during the quarter was driven by sector allocation and stock selection. The Portfolio benefited from its continued overweight of the stronger performing consumer staples and health care sectors, while deemphasizing the underperforming energy, materials and utilities sectors. The relatively stronger performance of the Portfolio’s holdings within the chemicals, energy equipment services and biotechnology industries was particularly helpful. In contrast, while the Portfolio benefited from an underweight of the ailing financials sector, overall stock selection in that sector by the Portfolio’s investment adviser, Boston Management and Research (Boston Management), was negative. Lastly, the Portfolio’s overweight of the industrials sector, which Boston Management has been actively deemphasizing, was a slight negative as holdings within the machinery, aerospace and defense industries underperformed the broader market.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belmar Realty Corporation (Belmar Realty). As of September 30, 2008, real estate investments included: a real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos); three tenancy-in-common interests in real properties (Co-owned Properties), Bel Marquette I, LLC (Bel Marquette I), Bel SML I, LLC (Bel SML I), and Bel Stamford II LLC (Bel Stamford II); and a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Brazos owns industrial distribution properties. Bel Marquette I, Bel SML I and Bel Stamford II own interests in office buildings leased to single tenants.

During the quarter ended September 30, 2007, Belmar Realty acquired interests in additional Partnership Preference Units for approximately $84.7 million (including purchases from real estate investment affiliates of other investment funds advised by Boston Management).

During the quarter ended September 30, 2008, the Fund’s net investment income from real estate investments was approximately $4.2 million compared to approximately $5.8 million for the quarter ended September 30, 2007, a decrease of $1.6 million or 28%. The decrease was principally due to a decrease in the net investment income related to the June 2008 sale of Bel Stamford Investors LLC (Bel Stamford) as discussed below. The decrease was partially offset by higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the period. During the quarter ended September 30, 2007, the Fund’s net investment income from real estate investments increased due to higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the quarter, an increase in the net investment income from Brazos and the acquisition of Bel Marquette I and Bel SML I during the quarter.

The Fund’s investments in real properties achieved modest income returns during the quarter, benefiting from earnings in the expected range. Real property valuations decreased on average during the period due to a continued widening in capitalization rates and discount rates. These rates reflected the reduced availability of debt financing and uncertainty on the direction of valuations for institutional-grade real estate, which also caused a decrease in transactional activity. The fair values of Partnership Preference Units decreased during the quarter due to the continued widening of credit spreads. Similar to the general market for preferred and other fixed income securities, the Partnership Preference Units have experienced substantial declines in fair values as a result of the ongoing financial crisis.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2008, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $0.5 million, compared to approximately $4.7 million of net realized and unrealized losses for the quarter ended September 30, 2007. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2008 consisted of $1.4 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements), partially offset by $0.9 million of net unrealized gains due to changes in swap agreement valuations. For the quarter ended September 30, 2007, net realized and unrealized losses on swap agreements consisted of $5.7 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $1.0 million of periodic net payments received pursuant to outstanding swap agreements. The positive contribution to Fund performance from changes in swap agreement valuations for the quarter ended September 30, 2008 was attributable to an increase in swap rates during the quarter. The negative contribution to Fund performance for the quarter ended September 30, 2007 from changes in swap agreement valuations was attributable to a decrease in swap rates during the quarter.

MD&A for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007.

Performance of the Fund. The Fund’s total return was -22.95% for the nine months ended September 30, 2008. This return reflects a decrease in the Fund’s net asset value per share from $112.22 to $85.36 and a distribution of $1.31 per share during the period. The S&P 500 Index had a total return of -19.27% over the same period. Last year, the Fund had a total return of 5.66% for the nine months ended September 30, 2007. This return reflected an increase in the Fund’s net asset value per share from $110.89 to $115.86 and a distribution of $1.25 per share during the period. The S&P 500 Index had a total return of 9.12% over the same period.

Performance of the Portfolio. The growing financial crisis and evidence of a global economic slowdown weighed heavily on the stock market in the first nine months of 2008. The credit and housing crisis reached peak levels as investors witnessed bank failures, bankruptcies and multi-billion dollar government bailouts. Governments and central banks across the globe took unprecedented measures to restore investor confidence and liquidity, instituting interest rate cuts and injecting billions of dollars into the financial system. Tempered economic and earnings expectations led to one positive - dissipating inflation concerns, as commodity prices corrected from the historic highs reached in the mid-summer. The commodity price retrenchment was also positive for the U.S. dollar, which strengthened relative to other major currencies. In the first nine months of the year, the blue-chip Dow Jones Industrial Average declined 18.2% while the tech-heavy NASDAQ Composite declined 25.2% . During this time, the Portfolio declined 17.09%, while the S&P 500 Index declined 19.27% .

Amid increased volatility, all ten economic sectors in the S&P 500 Index posted negative returns during the first nine months of the year. Traditionally defensive areas of the market, such as the health care and consumer staples sectors, were the best relative performers of the S&P 500 Index, while the telecommunication services, financials and information technology sectors were the worst. During the period, market leading industries included: food and staples retailing, road and rails, textile apparel and health care equipment and supplies. In contrast, the capital markets, independent power producers, thrifts and mortgage finance as well as the automobile industries realized weaker returns. The value style outperformed the growth style up and down the capitalization spectrum and small-cap stocks continued to outperform their large-cap counterparts year-to-date.

The Portfolio’s relatively stronger performance versus the S&P 500 Index during the period was driven by sector allocation and stock selection. The Portfolio benefited from its continued overweight of the stronger performing consumer staples and health care sectors, and its deemphasis of the underperforming telecommunication services, materials and utilities sectors. The Portfolio’s relatively stronger stock performance within the technology sector, particularly in the information technology services and computers and peripherals industries, was also helpful. Additionally, Portfolio investments within the textiles apparel and diversified consumer services, as well as energy equipment services were also helpful. In contrast, the Portfolio’s overweight of the industrials sector coupled with investment selection within the insurance and commercial bank industries negatively impacted overall results.

Performance of Real Estate Investments. In June 2008, Belmar Realty sold a wholly owned property, Bel Stamford, to real estate investment affiliates of other investment funds advised by Boston Management, recognizing a gain of approximately $26.6 million on the transaction. As part of the transaction, Belmar Realty retained a 17.5% tenancy-in-common interest in the real property through Bel Stamford II.

During the nine months ended September 30, 2007, Belmar Realty acquired interests in additional Partnership Preference Units for approximately $97.6 million (representing purchases from real estate investment affiliates of other investment funds advised by Boston Management).

During the nine months ended September 30, 2008, the Fund’s net investment income from real estate investments was approximately $14.0 million compared to approximately $12.0 million for the nine months ended September 30, 2007, an increase of $2.0 million or 17%. The increase was principally due to higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the period and an increase in the net investment income of Brazos, partially offset by the decrease in net investment income related to the sale of Bel Stamford as discussed above. During the nine months ended September 30, 2007, the Fund’s net investment income from real estate investments increased principally due to higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the period, an increase in the net investment income from Brazos and the acquisition of Bel SML I and Bel Marquette I.

The fair value of the Fund’s real estate investments was approximately $218.5 million at September 30, 2008 compared to approximately $535.4 million at December 31, 2007, a net decrease of $316.9 million or 59%. This net decrease was due to the sale of Bel Stamford as discussed above, a net decline in the fair values of Partnership Preference Units held at the end of the period and a net decrease in the fair value of Belmar Realty’s investment in Bel Marquette I and Bel SML I.

The Fund’s investments in real properties achieved modest income returns during the nine months ended September 30, 2008, benefiting from earnings in the expected range. Real property valuations decreased on average during the period due to a widening in capitalization rates and discount rates. These rates reflected the reduced availability of debt financing and uncertainty on the direction of valuations for institutional-grade real estate, which also caused a decrease in transactional activity. The fair values of Partnership Preference Units decreased from December 31, 2007 due to the continued widening of credit spreads. Similar to the general market for preferred and other fixed income securities, the Partnership Preference Units have experienced substantial declines in fair values as a result of the ongoing financial crisis.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2008, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $5.3 million, compared to net realized and unrealized losses of approximately $1.7 million for the nine months ended September 30, 2007. Net realized and unrealized losses on swap agreements for the nine months ended September 30, 2008 consisted of $3.7 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements) and $1.6 million of net unrealized losses due to changes in swap agreement valuations. For the nine months ended September 30, 2007, net realized and unrealized losses on swap agreements consisted of $4.7 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $3.0 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance from changes in swap agreement valuations for the nine months ended September 30, 2008 was attributable to a decrease in swap rates during the period. The negative contribution to Fund performance from changes in swap agreement valuations for the nine months ended September 30, 2007 was attributable to a decrease in the remaining term of the swap agreements.

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

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2008, the Fund had outstanding borrowings of $379.4 million and unused loan commitments of $106.1 million under the Credit Facility.

During the nine months ended September 30, 2008, the Fund amended the DKH credit arrangement to decrease the amount of borrowings by $34.0 million to an aggregate amount of outstanding borrowings of $367.0 million. Subsequent to September 30, 2008, the Fund decreased the amount of outstanding borrowings under the Credit Facility by $27.0 million to $352.4 million. The Fund used cash proceeds from the redemption of shares of Belvedere Company to fund the pay down of the Credit Facility.

During the nine months ended September 30, 2008, Belmar Realty sold its interest in Bel Stamford as discussed above. At the time of the transaction, the mortgage note payable was $208,545,084. The mortgage note was assumed by Bel Stamford II and the other investors in the Co-owned Property.

The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month London Interbank Offered Rate (LIBOR). Changes in the underlying values of the outstanding interest rate swap agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2008, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $0.6 million. As of December 31, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $1.0 million.

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

								Fair Value as of
								September 30,
	2009	2010	2011	2012	2013	Thereafter	Total	2008

Rate sensitive
liabilities:

Long-term debt:

Variable-rate Credit
Facility		$379,400,000					$379,400,000	$379,400,000
Average interest rate		4.13%					4.13%

Rate sensitive
derivative financial
instruments:

Pay fixed / receive
variable interest rate
swap agreements		$338,431,000					$338,431,000	$(568,110)
Average pay rate		4.16%					4.16%
Average receive rate		4.13%					4.13%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

								Fair Value as of
								September 30,
	2009	2010	2011	2012	2013	Thereafter	Total	2008

	Colonial Realty
	Limited Partnership,
	7.25% Series B
	Cumulative
	Redeemable Perpetual
	Preferred Units,
	Callable 8/24/09,
Current Yield: 10.75%	$19,657,614						$19,657,614	$13,825,200

	Essex Portfolio, L.P.,
	7.875% Series B
	Cumulative
	Redeemable Preferred
	Units,
	Callable 12/31/09,
	Current Yield: 10.80%	$13,756,573					$13,756,573	$10,024,355

	Essex Portfolio, L.P.,
	7.875% Series D
	Cumulative
	Redeemable Preferred
	Units,
	Callable 7/28/10,
	Current Yield: 10.80%	$12,873,400					$12,873,400	$9,113,050

	Liberty Property
	Limited Partnership,
	7.40% Series H
	Cumulative
	Redeemable Preferred
	Units,
	Callable 8/21/12,
	Current Yield: 10.45%			$15,000,000			$15,000,000	$10,620,000

	MHC Operating
	Limited Partnership,
	8.0625% Series D
	Cumulative
	Redeemable Perpetual
	Preference Units,
	Callable 3/24/10,
	Current Yield: 11.30%	$27,470,980					$27,470,980	$19,624,000

	PSA Institutional
	Partners, L.P., 6.4%
	Series NN Cumulative
	Redeemable Perpetual
	Preferred Units,
	Callable 3/17/10,
	Current Yield: 10.15%	$13,387,322					$13,387,322	$8,746,800

	Vornado Realty L.P.,
	6.75% Series D-14
	Cumulative
	Redeemable Preferred
	Units, Callable 9/9/10,
	Current Yield:
	10.14%(1)	$25,733,110					$25,733,110	$19,968,221

*	The amounts listed reflect the Fund’s positions as of September 30, 2008. The Fund’s current positions may differ.
(1)	Belmar Realty’s interest in these Partnership Preference Units is held through Belvorn Holdings LLC.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ended September 30, 2008, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share
July 31, 2008	98,133.270	$92.16
August 31, 2008	262,765.747	$94.13
September 30, 2008	752,528.850	$90.97
Total	1,113,427.867	$91.77

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on November 7, 2008.

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