Form 10-Q
period 2009-03-31
BELMAR CAPITAL FUND LLC
filed 2009-05-11
CIK 1108991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended March 31, 2009

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Act

For the transition period from _________ to _____________

Commission File Number 000-32633

Belmar Capital Fund LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3508106
(State of Organization)	(I.R.S. Employer Identification No.)

Two International Place
Boston, Massachusetts	02110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	617-482-8260

The Eaton Vance Building 255 State Street Boston, Massachusetts 02109 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (¶232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes __  No  __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definitions of “large accelerated filer,” “accelerated filer” “and “smaller reporting company” in Rule 12b-2 of the Act).

Large Accelerated Filer  X     Accelerated Filer __  Non-Accelerated Filer __   Smaller Reporting Company __

                                                                                        (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes __  No  X

	Belmar Capital Fund LLC
	Index to Form 10-Q
PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited).	3
	Condensed Consolidated Statements of Assets and Liabilities as of
	March 31, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the Three Months
	Ended March 31, 2009 and 2008	4
	Condensed Consolidated Statements of Changes in Net Assets for the Three Months
	Ended March 31, 2009 and the Year Ended December 31, 2008	6
	Condensed Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2009 and 2008	7
	Financial Highlights for the Three Months Ended March 31, 2009 and the Year
	Ended December 31, 2008	9
	Notes to Condensed Consolidated Financial Statements as of March 31, 2009	10
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations (MD&A).	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21
Item 4.	Controls and Procedures.	23
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities.	25
Item 4.	Submission of Matters to a Vote of Security Holders.	25
Item 5.	Other Information.	25
Item 6.	Exhibits.	25
SIGNATURES		27
EXHIBIT INDEX		28

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2009	December 31, 2008
Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 470,223,531	$ 754,467,403
Investment in Partnership Preference Units	55,970,831	69,243,983
Investment in Real Estate Joint Venture	64,809,922	76,958,507
Investment in Co-owned Properties	14,990,886	19,217,446
Affiliated investment	1,820,982	932,893
Total investments, at value	$ 607,816,152	$ 920,820,232
Cash	1,243,918	1,451,335
Interest receivable from affiliated investment	211	1,221
Total assets	$ 609,060,281	$ 922,272,788

Liabilities:
Loan payable – Credit Facility	$ 171,800,000	$ 273,000,000
Payable for Fund shares redeemed	1,006,772	273,198
Special Distributions payable	-	169,136
Interest payable for open interest rate swap agreements	100,371	63,019
Open interest rate swap agreements, at value	5,804,747	6,073,508
Payable to affiliate for investment advisory and administrative fees	235,364	265,077
Payable to affiliate for distribution and servicing fees	129,404	169,974
Other accrued expenses:
Interest expense	52,240	80,528
Other expenses and liabilities	522,840	532,344
Total liabilities	$ 179,651,738	$ 280,626,784

Net assets	$ 429,408,543	$ 641,646,004

Shareholders’ capital	$ 429,408,543	$ 641,646,004

Shares outstanding (unlimited number of shares authorized)	8,810,175	10,471,655

Net asset value and redemption price per share	$ 48.74	$ 61.27

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $11,389 and $29,503, respectively)	$ 3,822,746	$ 7,407,144
Interest allocated from Belvedere Company	19,080	85,519
Security lending income allocated from
Belvedere Company, net	-	28,978
Expenses allocated from Belvedere Company	(902,803)	(2,291,794)
Net investment income allocated from Belvedere Company	$ 2,939,023	$ 5,229,847
Net investment income from Real Estate Joint Venture	1,797,252	1,375,224
Distributions from Partnership Preference Units	1,474,063	1,942,156
Net investment income from Co-owned Properties	448,230	168,977
Rental income from Wholly Owned Property	-	4,540,258
Interest	241	683
Interest allocated from affiliated investment	5,009	36,004
Expenses allocated from affiliated investment	(3,601)	(4,300)
Total investment income	$ 6,660,217	$ 13,288,849

Expenses:
Investment advisory and administrative fees	$ 871,967	$ 1,793,337
Distribution and servicing fees	217,884	665,697
Interest expense on Credit Facility	406,072	4,137,173
Interest expense on mortgage note	-	3,192,487
Custodian and transfer agent fee	16,669	25,322
Miscellaneous	158,747	135,767
Total expenses	$ 1,671,339	$ 9,949,783
Deduct –
Reduction of investment advisory and administrative fees	123,492	353,599
Net expenses	$ 1,547,847	$ 9,596,184

Net investment income	$ 5,112,370	$ 3,692,665

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended
	March 31, 2009	March 31, 2008
Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions in Belvedere Company
(investments and foreign currency) (identified cost basis)(1)	$ (38,180,018)	$ 1,475,185
Investment transactions in Partnership Preference Units
(identified cost basis)	(4,603,724)	(37,143)
Interest rate swap agreements(2)	(1,858,354)	(687,655)
Net realized gain (loss)	$ (44,642,096)	$ 750,387

Change in unrealized appreciation (depreciation) –
Investment in Belvedere Company
(investments and foreign currency) (identified cost basis)	$ (48,564,189)	$ (148,007,755)
Investment in Partnership Preference Units
(identified cost basis)	868,493	(9,418,738)
Investment in Real Estate Joint Venture	(12,734,737)	(4,998,915)
Investment in Co-owned Properties	(4,455,500)	(2,027,529)
Interest rate swap agreements	268,761	(4,418,737)
Net change in unrealized appreciation (depreciation)	$ (64,617,172)	$ (168,871,674)

Net realized and unrealized loss	$ (109,259,268)	$ (168,121,287)

Net decrease in net assets from operations	$ (104,146,898)	$ (164,428,622)

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $(5,364,091) and $5,638,103, respectively.
(2)	Amounts represent net interest incurred in connection with interest rate swap agreements (Note 7).

                                     See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2009	December 31, 2008
Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 5,112,370	$ 19,780,862
Net realized loss from investment transactions, foreign
currency transactions and interest rate swap agreements	(44,642,096)	(2,157,203)
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	(64,617,172)	(620,147,137)
Net decrease in net assets from operations	$ (104,146,898)	$ (602,523,478)

Transactions in Fund shares –
Net asset value of Fund shares issued to Shareholders
in payment of distributions declared	$ 6,169,240	$ 6,934,828
Net asset value of Fund shares redeemed	(98,932,709)	(338,400,691)
Net decrease in net assets from Fund share transactions	$ (92,763,469)	$ (331,465,863)

Distributions –
Distributions to Shareholders	$ (15,327,094)	$ (18,208,683)
Special Distributions	-	(169,136)
Total distributions	$ (15,327,094)	$ (18,377,819)

Net decrease in net assets	$ (212,237,461)	$ (952,367,160)

Net assets:
At beginning of period	$ 641,646,004	$ 1,594,013,164
At end of period	$ 429,408,543	$ 641,646,004

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
Increase (Decrease) in Cash:	March 31, 2009	March 31, 2008
Cash Flows From Operating Activities –
Net decrease in net assets from operations	$ (104,146,898)	$ (164,428,622)
Adjustments to reconcile net decrease in net assets from
operations to net cash flows provided by operating activities –
Net investment income allocated from Belvedere Company	(2,939,023)	(5,229,847)
Net investment income from Real Estate Joint Venture	(1,797,252)	(1,375,224)
Payments from Real Estate Joint Venture	1,211,100	890,852
Net investment income from Co-owned Properties	(448,230)	(168,977)
Payments from Co-owned Properties	219,290	395,840
Increase in affiliated investment and interest receivable from affiliated investment	(887,079)	(678,811)
Decrease in distributions and interest receivable	-	94,122
Decrease in interest receivable for open interest rate swap agreements	-	28,765
Decrease in other assets	-	11,050
Decrease in payable to affiliate for investment advisory and administrative fees	(29,713)	(18,780)
Decrease in payable to affiliate for distribution and servicing fees	(40,570)	(198,991)
Increase in interest payable for open interest rate swap agreements	37,352	130,998
Decrease in accrued interest and other accrued expenses and liabilities	(37,792)	(91,786)
Proceeds from sales of Partnership Preference Units	9,537,921	502,803
Decreases in investment in Belvedere Company	102,500,000	11,000,000
Net interest incurred on interest rate swap agreements	(1,858,354)	(687,655)
Net realized (gain) loss from investment transactions, foreign currency
transactions and interest rate swap agreements	44,642,096	(750,387)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	64,617,172	168,871,674
Net cash flows provided by operating activities	$ 110,580,020	$ 8,297,024

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ -	$ 5,000,000
Repayments of Credit Facility	(101,200,000)	-
Repayments of mortgage note	-	(1,343,071)
Payments for Fund shares redeemed	(260,447)	(399,540)
Distributions paid to Shareholders	(9,157,854)	(11,273,855)
Payment of Special Distributions	(169,136)	-
Net cash flows used in financing activities	$ (110,787,437)	$ (8,016,466)

Net increase (decrease) in cash	$ (207,417)	$ 280,558

Cash at beginning of period	$ 1,451,335	$ 1,143,960
Cash at end of period	$ 1,243,918	$ 1,424,518

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Three Months Ended
	March 31, 2009	March 31, 2008
Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 434,360	$ 4,176,824
Interest paid on mortgage note	$ -	$ 3,197,188
Interest paid on interest rate swap agreements, net	$ 1,821,002	$ 527,892
Reinvestment of distributions paid to Shareholders	$ 6,169,240	$ 6,934,828
Market value of securities distributed in payment of redemptions	$ 97,938,688	$ 88,947,879

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC
Financial Highlights (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2009	December 31, 2008
Net asset value – Beginning of period	$ 61.270	$ 112.220

Income (loss) from operations
Net investment income(1)	$ 0.544	$ 1.581
Net realized and unrealized loss	(11.484)	(51.207)
Total loss from operations	$ (10.940)	$ (49.626)

Distributions
Distributions to Shareholders	$ (1.590)	$ (1.310)
Special Distributions	-	(0.014)
Total distributions	$ (1.590)	$ (1.324)

Net asset value – End of period	$ 48.740	$ 61.270

Total Return(2)	(18.14)% (3)	(44.70)%

Ratios as a percentage of average net assets
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	1.69% (9)	1.34%
Interest and other borrowing costs(4)(6)	0.33% (9)	1.07%
Expenses of Wholly Owned Property(7)	-	0.55%
Total expenses	2.02% (9)	2.96%

Net investment income(6)	4.22% (9)	1.74%

Ratios as a percentage of average gross assets(8)
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	0.82% (9)	0.80%
Interest and other borrowing costs(4)(6)	0.16% (9)	0.64%
Expenses of Wholly Owned Property(7)	-	0.34%
Total expenses	0.98% (9)	1.78%
Net investment income(6)	2.04% (9)	1.04%

Supplemental Data
Net assets, end of period (000’s omitted)	$ 429,409	$ 641,646
Portfolio turnover of Tax-Managed Growth Portfolio(10)	0% (3)	1%

(1)	Calculated using average shares outstanding.
(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested (except for Special Distributions).
(3)	Not annualized.
(4)	Includes the expenses of Belmar Capital Fund LLC (Belmar Capital) and Belmar Realty Corporation (Belmar Realty). Does not include expenses of Belmar Realty's Wholly Owned Property.
(5)	Includes Belmar Capital’s share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio.
(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be lower or higher.
(7)	Represents expenses incurred by Belmar Realty's Wholly Owned Property.
(8)	Average gross assets means the average daily amount of the value of all assets of Belmar Capital (including Belmar Capital's interest in Belvedere Company and Belmar Capital's ratable share of the assets of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments), without reduction by any liabilities.
(9)	Annualized.
(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The portfolio turnover rate of Tax- Managed Growth Portfolio including in-kind contributions and distributions was 0% and 3% for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.

See notes to unaudited condensed consolidated financial statements

BELMAR CAPITAL FUND LLC as of March 31, 2009

Notes to Condensed Consolidated Financial Statements (Unaudited)

1 Basis of Presentation

The condensed consolidated interim financial statements of Belmar Capital Fund LLC (Belmar Capital) and its subsidiaries (collectively, the Fund) have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights as of the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2008 included in the Fund’s Annual Report on Form 10-K dated February 27, 2009. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The condensed consolidated statement of assets and liabilities at December 31, 2008 and the condensed consolidated statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2008 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

2 Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued a Staff Position (FSP) No.157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Management is currently evaluating the impact the adoption of FSP No. 157-4 will have on the Fund’s financial statement disclosures.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require fair value disclosures about financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP No. 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. Management is currently evaluating the impact the adoption of FSP No. 107-1 and APB 28-1 will have on the Fund’s financial statement disclosures.

3 Fair Value Hierarchy

SFAS No. 157, “Fair Value Measurements,” establishes a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below.

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

The Fund’s investment in Belvedere Capital Fund Company LLC (Belvedere Company) and Cash Management Portfolio (Cash Management), an affiliated investment company managed by Boston Management and Research, a subsidiary of Eaton Vance Management, are classified as Level 1 within the fair value hierarchy. Interest rate swap agreements are classified as Level 2 within the fair value hierarchy, while the Fund’s real estate investments are classified as Level 3 within the fair value hierarchy. The Fund’s assets classified as Level 3 as of March 31, 2009 and December 31, 2008 represent 22.3% and 17.9% of the Fund’s total assets, respectively.

The following tables present for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of March 31, 2009 and December 31, 2008.

		Fair Value Measurements at March 31, 2009
Description	March 31, 2009	Level 1	Level 2	Level 3
Assets
Investment in Belvedere
Company	$ 470,223,531	$ 470,223,531	$ -	$ -
Partnership Preference Units	55,970,831	-	-	55,970,831
Real Estate Joint Venture	64,809,922	-	-	64,809,922
Co-owned Properties	14,990,886	-	-	14,990,886
Affiliated Investment	1,820,982	1,820,982	-	-
Total	$ 607,816,152	$ 472,044,513	$ -	$ 135,771,639

Liabilities
Interest Rate Swap Agreements	$ 5,804,747	$ -	$ 5,804,747	$ -
Total	$ 5,804,747	$ -	$ 5,804,747	$ -

		Fair Value Measurements at December 31, 2008
Description	December 31, 2008	Level 1	Level 2	Level 3
Assets
Investment in Belvedere
Company	$ 754,467,403	$ 754,467,403	$ -	$ -
Partnership Preference Units	69,243,983	-	-	69,243,983
Real Estate Joint Venture	76,958,507	-	-	76,958,507
Co-owned Properties	19,217,446	-	-	19,217,446
Affiliated Investment	932,893	-	932,893	-
Total	$ 920,820,232	$ 754,467,403	$ 932,893	$ 165,419,936

Liabilities
Interest Rate Swap Agreements	$ 6,073,508	$ -	$ 6,073,508	$ -
Total	$ 6,073,508	$ -	$ 6,073,508	$ -

The following tables present the changes in the Level 3 fair value category for the three months ended
March 31, 2009 and 2008. The Fund classifies investments as Level 3 within the fair value hierarchy when there is reliance on at least one significant unobservable input to the fair value measurement.

	Level 3 Fair Value Measurements for the
	Three Months Ended March 31, 2009
	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Venture	Properties	Total
Beginning balance as of January 1, 2009	$ 69,243,983	$ 76,958,507	$ 19,217,446	$ 165,419,936
Net realized loss	(4,603,724)	-	-	(4,603,724)
Net change in unrealized appreciation
(depreciation)	868,493	(12,734,737)	(4,455,500)	(16,321,744)
Net sales	(9,537,921)	-	-	(9,537,921)
Net investment income(1)	-	1,797,252	448,230	2,245,482
Other(2)	-	(1,211,100)	(219,290)	(1,430,390)
Net transfers in and/or out of Level 3	-	-	-	-
Ending balance as of March 31, 2009	$ 55,970,831	$ 64,809,922	$ 14,990,886	$ 135,771,639

Net change in unrealized appreciation
(depreciation) from investments still
held at March 31, 2009	$ (4,105,618)	$ (12,734,737)	$ (4,455,500)	$ (21,295,855)

                                                                                                                12

	Level 3 Fair Value Measurements for the
	Three Months Ended March 31, 2008
	Partnership		Wholly Owned
	Preference	Real Estate	and Co-owned
	Units	Joint Venture	Properties	Total
Beginning balance as of January 1, 2008	$ 119,411,262	$ 93,663,768	$ 322,338,520	$ 535,413,550
Net realized loss	(37,143)	-	-	(37,143)
Net change in unrealized appreciation
(depreciation)	(9,418,738)	(4,998,915)	(2,027,529)	(16,445,182)
Net sales	(502,803)	-	-	(502,803)
Net investment income(1)	-	1,375,224	168,977	1,544,201
Other(2)	-	(890,852)	(395,840)	(1,286,692)
Net transfers in and/or out of Level 3	-	-	-	-
Ending balance as of March 31, 2008	$ 109,452,578	$ 89,149,225	$ 320,084,128	$ 518,685,931

Net change in unrealized appreciation
(depreciation) from investments still
held at March 31, 2008	$ (9,456,200)	$ (4,998,915)	$ (2,027,529)	$ (16,482,644)

(1)	Represents net investment income recorded using the equity method of accounting.
(2)	Represents distributions of earnings recorded using the equity method of accounting.

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the three months ended March 31, 2009 and 2008.

Three Months Ended
Investment Transactions	March 31, 2009	March 31, 2008
Decreases in investment in Belvedere Company	$ 200,438,688	$ 99,947,879
Decreases in Partnership Preference Units	$ 9,537,921	$ 502,803
Decreases in investment in Real Estate Joint Venture	$ 1,211,100	$ 890,852
Decreases in investment in Co-owned Properties	$ 219,290	$ 395,840

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the three months ended March 31, 2009 and 2008, including allocations of income, expenses and net realized and unrealized gains (losses).

Three Months Ended
	March 31, 2009	March 31, 2008
Belvedere Company’s interest in the Portfolio(1)	$ 5,834,806,929	$ 13,119,762,086
The Fund’s investment in Belvedere Company(2)	$ 470,223,531	$ 1,456,136,600
Income allocated to Belvedere Company from the Portfolio	$ 45,190,187	$ 66,760,998
Income allocated to the Fund from Belvedere Company	$ 3,841,826	$ 7,521,641
Expenses allocated to Belvedere Company from the Portfolio	$ 7,918,700	$ 15,190,813
Expenses allocated to the Fund from Belvedere Company(3)	$ 902,803	$ 2,291,794
Net realized gain (loss) from investment transactions and
foreign currency transactions allocated to Belvedere
Company from the Portfolio	$ (447,147,413)	$ 13,284,076

Three Months Ended
	March 31, 2009	March 31, 2008
Net realized gain (loss) from investment transactions and
foreign currency transactions allocated to the Fund from
Belvedere Company	$ (38,180,018)	$ 1,475,185
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$ (517,095,690)	$ (1,300,661,962)
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund
from Belvedere Company	$ (48,564,189)	$ (148,007,775)

(1)	As of March 31, 2009 and 2008, the value of Belvedere Company’s interest in the Portfolio represents 71.9% and 74.5% of the Portfolio’s net assets, respectively.
(2)	As of March 31, 2009 and 2008, the Fund’s investment in Belvedere Company represents 8.1% and 11.1% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company represent:

Three Months Ended
	March 31, 2009	March 31, 2008
Expenses allocated from the Portfolio	$ 683,156	$ 1,711,412
Servicing fee	$ 210,240	$ 567,012
Operating expenses	$ 9,407	$ 13,370

A summary of the Portfolio’s Statement of Assets and Liabilities at March 31, 2009, December 31, 2008 and March 31, 2008 and its operations for the three months ended March 31, 2009, for the year ended December 31, 2008 and for the three months ended March 31, 2008 follows:

	March 31, 2009	December 31, 2008	March 31, 2008
Investments, at value	$ 8,087,018,437	$ 10,576,594,398	$ 17,650,169,693
Other assets	36,761,571	30,405,755	56,841,937
Total assets	$ 8,123,780,008	$ 10,607,000,153	$ 17,707,011,630
Collateral for securities loaned	$ -	$ -	$ 94,532,436
Investment adviser fee payable	2,936,797	3,828,744	6,296,266
Other liabilities	570,111	428,353	1,254,240
Total liabilities	$ 3,506,908	$ 4,257,097	$ 102,082,942
Net assets	$ 8,120,273,100	$ 10,602,743,056	$ 17,604,928,688
Total investment income	$ 61,684,397	$ 362,173,770	$ 89,568,864
Investment adviser fee	$ 10,070,295	$ 68,300,344	$ 19,484,900
Other expenses	578,790	2,713,783	800,316
Total expense reductions	-	(16)	(12)
Net expenses	$ 10,649,085	$ 71,014,111	$ 20,285,204
Net investment income	$ 51,035,312	$ 291,159,659	$ 69,283,660
Net realized gain (loss) from
investment transactions and foreign
currency transactions(1)	(540,653,803)	(57,601,117)	44,806,471
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	(754,614,516)	(6,326,916,620)	(1,777,809,047)
Net decrease in net assets from
operations	$ (1,244,233,007)	$ (6,093,358,078)	$ (1,663,718,916)

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $(63,721,950), $440,338,417 and $90,653,270, respectively.

6 Investment in Real Estate Joint Venture

At March 31, 2009 and December 31, 2008, Belmar Realty Corporation (Belmar Realty), a wholly owned subsidiary of Belmar Capital, held an investment in one real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos). Belmar Realty held a majority economic interest of 87.8% and 86.2% in Brazos as of March 31, 2009 and December 31, 2008, respectively. Brazos owns industrial distribution properties. Condensed financial data of the Real Estate Joint Venture is presented below.

	March 31, 2009	December 31, 2008
Assets
Investment in real estate	$ 299,538,946	$314,808,571
Other assets	7,476,706	7,972,822
Total assets	$ 307,015,652	$322,781,393
Liabilities and Shareholders’ Equity
Mortgage notes payable(1)	$ 228,452,729	$228,513,229
Other liabilities	4,507,522	4,749,154
Total liabilities	$ 232,960,251	$233,262,383
Shareholders’ equity	$ 74,055,401	$ 89,519,010
Total liabilities and shareholders’ equity	$ 307,015,652	$322,781,393

(1)	The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related real property.

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues	$ 8,079,663	$ 7,495,688
Expenses	6,032,679	5,789,455
Net investment income before unrealized
appreciation (depreciation)	$ 2,046,984	$ 1,706,233
Change in net unrealized appreciation
(depreciation)	(16,299,493)	(4,293,381)
Net investment loss	$ (14,252,509)	$(2,587,148)

7 Interest Rate Swap Agreements

Belmar Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility (Note 8). Pursuant to the agreements, Belmar Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month London Interbank Offered Rate (LIBOR). The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. The risks of interest rate swap agreements include changes in market conditions that will affect the value of the agreement or the cash flows and the possible inability of the counterparty to fulfill its obligations under the agreement. Belmar Capital’s maximum risk of loss from counterparty credit risk is the discounted net value of the cash flows to be received from/paid to the counterparty over the agreement’s remaining life, to the extent that amount is positive. The following table summarizes Belmar Capital’s interest rate swap agreements in a liability position.

Derivatives Not Designated as Hedging
Instruments under SFAS No. 133	At March 31, 2009	At December 31, 2008
Notional amount(1)	$ 160,068,000	$ 218,431,000
Weighted average fixed interest rate	3.95%	4.13%
Floating rate	LIBOR + 0.20%	LIBOR + 0.20%
Initial optional termination date	-	3/2009
Final termination date	6/2010	6/2010
Fair value	$ (5,804,747)	$ (6,073,508)

(1)  During the three months ended March 31, 2009, an interest rate swap agreement was terminated.

8 Debt

Credit Facility — Belmar Capital has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) (collectively, the Credit Facility). The Credit Facility expires on June 25, 2010.

Obligations under the Credit Facility are without recourse to shareholders. Belmar Capital is required under the Credit Facility to maintain at all times a specified asset coverage ratio. The rights of the lender to receive payments of interest on and repayments of principal of borrowings are senior to the rights of shareholders. Under the terms of the Credit Facility, Belmar Capital is not permitted to make distributions of cash or securities while there is outstanding an event of default under the Credit Facility. During such periods, Belmar Capital would not be able to honor redemption requests or make cash distributions. The Credit Facility is secured by a pledge of Belmar Capital’s assets, excluding the Fund’s Real Estate Joint Venture and Co-owned Properties.

The credit arrangement with DKH is a term loan facility that accrues interest at a rate of one-month LIBOR plus 0.20% per annum. During the three months ended March 31, 2009, Belmar Capital made repayments to decrease the term loan with DKH by an aggregate amount of $101,200,000.

The credit arrangement with Merrill Lynch is a revolving loan facility. In February 2009, Belmar Capital decreased the amount of the revolving loan facility by $10,000,000 to an aggregate amount available for borrowing of $108,500,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. At March 31, 2009, there are no borrowings outstanding pursuant to this arrangement. A commitment fee of 0.10% per annum is paid on the unused commitment amount and is included in Credit Facility interest expense in the accompanying condensed consolidated financial statements.

The following table summarizes Belmar Capital’s Credit Facility.

	At March 31, 2009	At December 31, 2008
Total amount available under the Credit Facility	$ 280,300,000	$ 391,500,000
DKH borrowings outstanding	$ 171,800,000	$ 273,000,000
Merrill Lynch borrowings outstanding	$ -	$ -

Borrowings under the Credit Facility have been used to purchase the Fund’s interests in real estate investments, to provide for the liquidity needs of the Fund and to pay selling commissions and organizational expenses. Additional borrowings under the Credit Facility may be made in the future for these purposes.

Average Borrowings and Average Interest Rate — During the three months ended March 31, 2009, the average balance of borrowings under the Credit Facility was approximately $216,400,000 with a weighted average interest rate of 0.75%. The weighted average interest rate includes all costs of borrowings under the Credit Facility.

9 Segment Information

Belmar Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belmar Capital invests in real estate investments through its subsidiary, Belmar Realty. Belmar Realty invests directly and indirectly in Partnership Preference Units, a Real Estate Joint Venture (Note 6), interests in Co-owned Properties through its subsidiaries, Bel Stamford II LLC, Bel Marquette I LLC and Bel SML LLC and wholly owned real property (Wholly Owned Property) held through Bel Stamford Investors LLC (Bel Stamford) (for the period during which Belmar Realty maintained an interest in Bel Stamford). The Fund’s investment income from real estate investments primarily consists of distribution income from Partnership Preference Units, net investment income from the Real Estate Joint Venture and Co-owned Properties and rental income from Wholly Owned Property.

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

	Three Months Ended
	March 31, 2009	March 31, 2008
Investment income
The Portfolio*	$ 2 ,939,023	$ 5,229,847
Real Estate	3,719,545	8,026,615
Unallocated	1,649	32,387
Total investment income	$ 6,660,217	$ 13,288,849

Net increase (decrease) in net
assets from operations
The Portfolio*	$ (83,891,075)	$ (142,415,798)
Real Estate	(19,939,411)	(20,550,241)
Unallocated(1)	(316,412)	(1,462,583)
Net decrease in net assets from
operations	$ (104,146,898)	$ (164,428,622)

	March 31, 2009	December 31, 2008
Net assets
The Portfolio*	$ 469,194,674	$ 753,979,252
Real Estate	(33,072,087)	(75,394,188)
Unallocated(2)	(6,714,044)	(36,939,060)
Net assets	$ 429,408,543	$ 641,646,004

*	Belmar Capital invests indirectly in the Portfolio through Belvedere Company.
(1)	Unallocated amounts pertain to the overall operation of Belmar Capital and do not pertain to either segment. Included in this amount are primarily distribution and servicing fees and unallocated Credit Facility interest expense as follows:

Three Months Ended
	March 31, 2009	March 31, 2008
Distribution and servicing fees	$ 217,884	$ 65,697
Interest expense on Credit Facility	$ 24,364	$ 744,691

(2)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of March 31, 2009 and December 31, 2008, such borrowings totaled approximately $9,455,000 and $38,975,000, respectively. Unallocated assets include direct cash held by the Fund and the Fund’s investment in Cash Management. As of March 31, 2009 and December 31, 2008, such amounts totaled approximately $3,065,000 and $2,385,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Act). Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of Belmar Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statments and related notes in Item 1.

MD&A for the Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008.(1)

Performance of the Fund. The Fund’s investment objective is to achieve long-term, after-tax returns for shareholders. Eaton Vance Management (Eaton Vance), as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund’s primary performance benchmark. The S&P 500 Index is a broad-based, unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in Tax-Managed Growth Portfolio (the Portfolio). The Fund invests in the Portfolio through its interest in Belvedere Capital Fund Company LLC (Belvedere Company). The Fund’s performance will differ from that of the Portfolio primarily due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility (described under "Liquidity and Capital Resources" below).

The Fund’s total return was -18.14% for the quarter ended March 31, 2009. This return reflects a decrease in the Fund’s net asset value per share from $61.27 to $48.74 and a distribution of $1.59 per share during the period. The total return of the S&P 500 Index was -10.98% over the same period. Last year, the Fund had a total return of -10.49% for the quarter ended March 31, 2008. This return reflected a decrease in the Fund’s net asset value per share from $112.22 to $99.18 and a distribution of $1.31 per share during the period. The S&P 500 Index had a total return of -9.44% over the same period.

Performance of the Portfolio. After the worst January in history and a dismal February, the battered equity markets posted their best monthly gains since 2002 in March 2009. Much of the momentum in equities during the period ended March 31, 2009 was spurred by the Federal government’s efforts to help banks eliminate illiquid assets and revive credit. The Federal government demonstrated a clear commitment to repair the domestic economy and financial system as roughly two dozen government sponsored programs were announced during the past six months. Additionally, the market appeared to acknowledge some broad-based positives for the economy such as better than anticipated housing numbers, durable goods orders and improved retail sales data.

However, the rally was not enough to prevent stocks from posting their sixth consecutive losing quarter. A rally over the span of three weeks in March faded in the final days of the quarter ended March 31, 2009 as bad news from the automobile industry reminded investors that challenges remain.

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

The Portfolio invests on a long-term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. During the period ended March 31, 2009, the Portfolio had a total return of -11.38% compared to its benchmark, the S&P 500 Index, which had a total return of -10.98%. For comparison, the total return of the Portfolio in the first quarter of 2008 was -8.45%, slightly outperforming the S&P 500 Index which had a return of -9.44% during the period.

Nine of the ten economic sectors within the S&P 500 Index registered negative returns during the period and the Portfolio’s return reflected the broad-based market decline. The Portfolio’s holdings in the financials and consumer staples sectors held up better than benchmark holdings, but they could not offset relative weakness among areas such as information technology, materials and telecommunication services. In this environment, mid-capitalization stocks outperformed large and small-capitalization stocks, though all three segments posted losses for the period ended March 31, 2009. In contrast to the first quarter of 2008, during the first quarter of 2009, growth outperformed its value counterpart across the market capitalization spectrum. Investors migrated from the traditional value sectors of financials and utilities to the information technology and health care sectors that are more heavily weighted in the growth benchmarks.

The largest positive contributor to the Portfolio’s performance during the quarter ended March 31, 2009 was solid stock selection in the financials sector. A focus on high quality companies and exposure to the strong performing capital markets industry combined with a minor underweight to the overall sector led to good return comparisons. The ability to identify fundamentally sound companies capable of weathering a prolonged consumer slowdown buoyed comparative performance in the consumer staples sector. In particular, owning a number of the leading global consumer brand companies in the beverages industry worked to the Portfolio’s benefit.

While the Portfolio’s information technology holdings were able to generate positive performance during the quarter ended March 31, 2009, they did not keep pace with those of its benchmark. An underweighting to the computer and peripherals industry and weak relative returns in the information technology services industry dampened results. In the materials sector, a lack of significant exposure to a large agricultural chemical company hurt comparative performance and weaker stock selection and an underweighting to the telecommunication services sector served as detractors from relative performance.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belmar Realty Corporation (Belmar Realty). As of March 31, 2009, real estate investments included: a real estate joint venture (Real Estate Joint Venture), Brazos Property Trust (Brazos); three tenancy-in-common interests in real properties (Co-owned Property), Bel SML I, LLC (Bel SML I), Bel Marquette I, LLC (Bel Marquette I), and Bel Stamford II LLC (Bel Stamford II); and a portfolio of preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs). Brazos owns industrial distribution properties. Bel SML I, Bel Marquette I and Bel Stamford II own interests in office properties leased to single tenants.

During the quarter ended March 31, 2009, Belmar Realty sold certain of its Partnership Preference Units for approximately $9.5 million (representing sales to the respective issuers of such Partnership Preference Units), recognizing a loss of approximately $4.6 million on the sale transaction.

During the quarter ended March 31, 2009, the Fund’s net investment income from real estate investments was approximately $3.7 million compared to approximately $4.8 million for the quarter ended March 31, 2008, a decrease of $1.1 million or 23%. The decrease was due to a decrease in the net investment income resulting from the sale of Bel Stamford Investors, LLC into a tenancy-in-common in June 2008 and lower distributions from investments in Partnership Preference Units principally due to fewer average holdings of Partnership Preference Units during the quarter, partially offset by increases in the net investment income of Brazos. During the quarter ended March 31, 2008, the Fund’s net investment income from real estate investments increased due to higher distributions from investments in Partnership Preference Units due to more Partnership Preference Units held on average during the quarter, increases in the net investment income of Brazos and the acquisition of Bel SML I in May 2007 and Bel Marquette I in July 2007.

The fair value of the Fund’s real estate investments was approximately $135.8 million at March 31, 2009 compared to approximately $165.4 million at December 31, 2008, a net decrease of $29.6 million or 18%. This net decrease was due to fewer Partnership Preference Units held by Belmar Realty at quarter end, a net decline in the fair value of continuing investments in Partnership Preference Units held at quarter end, a decrease in the fair value of Belmar Realty’s investment in Brazos and decreases in the fair value of Co-owned Property.

The Fund’s real estate investments produced negative returns during the quarter, with decreases in investment values and other factors more than offsetting the net investment income generated during the period. Valuations of the Real Estate Joint Venture and Co-owned Property decreased during the period due to further widening of capitalization rates and discount rates. The increases in capitalization rates and discount rates reflect the re-pricing of risk by commercial real estate investors and the reduced availability and increased cost of debt financing. These factors, along with general economic uncertainty, caused a significant decrease in transactional activity, and a decline in the valuations of real property investments. These conditions have continued in the second quarter of 2009.  Similarly, the fair values of Partnership Preference Units decreased during the quarter due to continued widening of credit spreads, as the general market for preferred and other fixed income securities weakened substantially as a result of the ongoing financial crisis.

Performance of Interest Rate Swap Agreements. For the quarter ended March 31, 2009, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $1.6 million, compared to approximately $5.1 million of net realized and unrealized losses for the quarter ended March 31, 2008. Net realized and unrealized losses on swap agreements for the quarter ended March 31, 2009 consisted of $1.9 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements), partially offset by $0.3 million of net unrealized gains due to changes in swap agreement valuations. For the quarter ended March 31, 2008, net realized and unrealized losses on swap agreements consisted of $4.4 million of net unrealized losses due to changes in swap agreement valuations and $0.7 million of periodic net payments made pursuant to outstanding swap agreements. The positive contribution to Fund performance from changes in swap agreement valuation for the quarter ended March 31, 2009 was attributable to a decrease in the remaining term of the agreements. The negative contribution to Fund performance for the quarter ending March 31, 2008 from changes in swap agreement valuations was attributable to a decrease in swap rates during the quarter.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) to finance its real estate investments and to pay selling commissions and the Fund’s organizational expenses, as well as to provide for any ongoing liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. Any increase in the size of the Credit Facility will be subject to lender consent and may result in a change to the terms of the Credit Facility including to the interest rates and fees paid thereunder.

During the quarter ended March 31, 2009, the Fund made repayments to decrease the DKH credit arrangement by $101.2 million to an aggregate amount of outstanding borrowings of $171.8 million as of March 31, 2009. The Fund used cash proceeds from the redemption of shares of Belvedere Company and the sale of certain Partnership Preference Units to fund the paydown of the DKH credit arrangement. In addition, in February 2009, the Fund decreased the amount of the MLMC credit arrangement by $10.0 million to an aggregate amount available for borrowing of $108.5 million.

As of March 31, 2009, the Fund had outstanding borrowings of $171.8 million and unused loan commitments of $108.5 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month London Interbank Offered Rate (LIBOR). Changes in the underlying values of the outstanding interest rate swap agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2009, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $5.8 million. As of December 31, 2008, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $6.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate mortgage notes secured by the real property of the Real Estate Joint Venture and Co-owned Property. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 7 and 8 to the Fund’s unaudited condensed consolidated financial statements in Item 1.

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended March 31,*

							Fair Value
							as of March
2010	2011	2012	2013	2014	Thereafter	Total	31, 2009

Rate sensitive
liabilities:

Long-term debt:

Variable-rate Credit
Facility	$171,800,000					$171,800,000	$171,800,000

Average interest rate	0.70%					0.70%

Rate sensitive
derivative financial
instruments:

Pay fixed / receive
variable interest rate
swap agreements	$160,068,000					$160,068,000	$(5,804,747)

Average pay rate	3.95%					3.95%

Average receive rate	0.70%					0.70%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Colonial Realty
Limited Partnership,
7.25% Series B
Cumulative
Redeemable Perpetual
Preferred Units,
Callable 8/24/09,
Current Yield: 17.90% $19,657,614						$19,657,614	$8,302,500

Essex Portfolio, L.P.,
7.875% Series B
Cumulative
Redeemable Preferred
Units,
Callable 12/31/09,
Current Yield: 13.38% $13,756,573						$13,756,573	$8,095,093

							Fair Value
							as of March
2010	2011	2012	2013	2014	Thereafter	Total	31, 2009

Liberty Property
Limited Partnership,
7.40% Series H
Cumulative
Redeemable Preferred
Units,
Callable 8/21/12,
Current Yield: 12.70%			$15,000,000			$15,000,000	$8,742,000

MHC Operating
Limited Partnership,
8.0625% Series D
Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 14.90% $27,470,980						$27,470,980	$14,883,000

Vornado Realty L.P.,
6.75% Series D-14
Cumulative
Redeemable Preferred
Units, Callable 9/9/10,
Current Yield:
12.70%(1)	$24,307,986					$24,307,986	$15,948,238

*	The amounts listed reflect the Fund’s positions as of March 31, 2009. The Fund’s current positions may differ.
(1)	Belmar Realty’s interest in these Partnership Preference Units is held through Belvorn Holdings LLC.

Risks of Interest Rate Swap Agreements. The risks of interest rate swap agreements include changes in market conditions that will affect the value of the agreement or the cash flows and the possible inability of the counterparty to fulfill its obligations under the agreement. Interest rate swap agreements may be difficult to value and may be illiquid. The Fund’s maximum risk of loss from counterparty credit risk is the discounted net value of the cash flows to be received from/paid to the counterparty over the agreement’s remaining life, to the extent that amount is positive.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2008 in response to Item 1A to Part I of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008, shares of the Fund generally may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission, although an original letter of instruction and supporting documents must be delivered before proceeds are delivered. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares generally are eligible for redemption (except for shares subject to an estate freeze election). During each month in the quarter ended March 31, 2009, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share
January 31, 2009	1,231,161.144	$56.80
February 28, 2009	104,264.471	$51.20
March 31, 2009	439,148.183	$44.94
Total	1,774,573.798	$48.55

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

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
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on May 11, 2009.

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

                                                                                        28